Form 10QSB
period 2001-05-31
INNERSPACE CORP
filed 2001-11-07
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended May 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .

Commission File Number: 333-57818

INNERSPACE CORPORATION
(Exact name of registrant as specified in charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	58-2604254 (IRS Employer I.D. No.)

201 Allen Road NE, Suite 310
Atlanta, Georgia 30328-4864
(Address of Principle Executive Offices)

(404) 781-0289
(Registrant's telephone number)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 31, 2001.
3,600,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

INNERSPACE CORPORATION
(A Development Stage Enterprise)

INNERSPACE CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	May 31, 2001 (Unaudited)	February 28, 2001
CURRENT ASSETS :
Cash and cash equivalents	$-	$1,830
Accounts receivable	15,000	-

TOTAL	$15,000	$1,830

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued liabilities	$26,670	$-
Advances from stockholder	5,724	-
Total current liabilities	32,394	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares; 3,600,000 shares issued and outstanding	360	360
Additional paid-in capital	1,776,070	1,776,070
Deferred stock compensation	(111,200)	(111,200)
Deficit accumulated during the development stage	(1,682,624)	(1,663,400)
Total Stockholders’ Equity (Deficit)	(17,394)	1,830

TOTAL	$15,000	$1,830

SEE NOTES TO FINANCIAL STATEMENTS.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended May 31, 2001	For the three months ended May 31, 2000	For the period March 10, 2000 (date of incorporation) to May 31, 2001

REVENUES	$15,000	$-	$15,000

EXPENSES:
Service and office space – related party	-	1,000	4,000
Stock based compensation – related party	-	-	1,346,000
Stock paid royalties	-	-	312,800
Filing fees	-	-	600
Management and secretarial compensation	28,500	-	28,500
Office expense	1,094	-	1,094
Rent	3,725	-	3,725
Professional and consulting	905	-	905

Total Expenses	34,224	1,000	1,697,624

NET LOSS	$(19,224)	$(1,000)	$(1,682,624)

Net Loss Per Share- Basic and diluted	$(0.01)	$(0.00)	$(0.47)

Weighted Average Number of Shares Outstanding	3,600,000	3,600,000	3,600,000

SEE NOTES TO FINANCIAL STATEMENTS.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the three months ended May 31, 2001

(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Deferred Stock	Development
	Shares	Amount	Capital	Compensation	Stage	Total
Balances, February 28, 2001	3,600,000	$360	$1,776,070	$(111,200)	$(1,663,400)	$1,830

Net Loss	-	-	-	-	(19,224)	(19,224)

Balances, May 31, 2001	3,600,000	$360	$1,776,070	$(111,200)	$(1,682,624)	$(17,394)

SEE NOTES TO FINANCIAL STATEMENTS.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended May 31, 2001	For the three months ended May 31, 2000	For the period March 10, 2000 (date of incorporation) to May 31, 2001
Cash Flows From Operating Activities:
Net loss	$(19,224)	$(1,000)	$(1,682,624)
Non-cash expenses	-	1,000	1,662,800
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts receivable	(15,000)	-	(15,000)
Increase in accrued liabilities	26,670	-	26,670
Net adjustments	11,670	-	11,670

Net Cash Used in Operating Activities	(7,554)	-	(8,154)

Cash Flows From Financing Activities:
Advances from stockholder	5,724	-	5,724
Issuance of common stock	-	-	2,430
Cash Provided by Financing Activities	5,724	-	8,154

Net Decrease in Cash and Cash Equivalents	(1,830)	-	-

Cash and Cash Equivalents at Beginning of Period	1,830	-	-

Cash and Cash Equivalents at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SEE NOTES TO FINANCIAL STATEMENTS.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

InnerSpace Corporation (“we”, “us”, “our”) was incorporated under the laws of the state of Delaware on March 15, 2000. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and, through an exclusive license agreement, intend to market and sell proprietary dynamic workflow process automation technology and solutions that improve organizational performance. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established. Our year-end is February 28.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized on the accrual basis of accounting as services are rendered.

NOTE B - GOING CONCERN

Our accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $1,683,000 through May 31, 2001, and anticipate incurring net losses for the foreseeable future. We will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan. Our plans include a public offering of our common stock (see Note F), however; there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

We issued 3,600,000 shares of our common stock upon incorporation to our founders for $600 of incorporation costs.

In February 2001, our founding shareholder gifted all of his shares to friends and business associates. Of these shares 1,334,756 were gifted to our management. As a result, we have recognized $1,334,756 of compensation expense based upon our anticipated offering price of $1.00 per share (Note F).

NOTE D - INCOME TAXES

During the period March 10, 2000 (date of incorporation) to May 31, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying unaudited statement of operations.

At May 31, 2001, we had a net operating loss carryforward of approximately $20,000 for income tax purposes. This carry forward is available to offset future taxable income through the period ended May 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E - BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2001 contained in our Form 10-KSB.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of May 31, 2001, there were no dilutive shares outstanding; accordingly diluted net loss per share and basic net loss per share are the same.

NOTE F – STOCK OPTION PLAN

In February 2001, we adopted the 2001 Stock Option Plan that provides for the grant to employees, officers, directors and consultants to purchase up to 400,000 shares of our common stock. Through May 31, 2001, no options were granted.

NOTE F - COMMON STOCK OFFERING

In June 2001, our registration statement with the SEC to sell up to 500,000 shares of our common stock at $1.00 per share, was declared effective. The offering is on a best efforts, no minimum basis. As such, there is no escrow of any of the proceeds of the offering and we have the immediate use of any such funds to finance our operations. Once the offering of 500,000 shares is closed and our common stock is eligible for quotation on the Nasdaq Over-the-Counter Electronic Bulletin Board Trading System, twelve selling stockholders, who purchased their shares in private placements during February 2001, will offer for resale up to 1,800,000 shares of our common stock at the then prevailing market prices.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2001 and the financial statements as of and for the three months ended May 31, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash, we have no assets. In addition, our only revenues have resulted from an initial consulting contract, and our total expenses through May 31, 2001 were approximately $1,698,000. This amount includes non-cash compensation and royalties of approximately $1,659,000. Our expenses for the three months ended May 31, 2001 and 2000 were approximately $34,000 and $1,000, respectively. The amount for the three months ended May 31, 2001 included management and secretarial fees of approximately $27,000, which were unpaid as of May 31, 2001.

The expenses we have incurred to date arose primarily from our efforts to establish clients and begin our business operations. Because we do not plan to conduct any product research and development, purchase any plant or significant equipment or hire any additional employees until we raise at least $100,000 from our offering, we anticipate that we will have adequate cash to maintain our current operations for the next year. However, in order for us implement our business plan, we need to sell at least 200,000 shares of our common stock under our public offering. We believe the related proceeds from these sales of shares ($200,000) would enable us to maintain our operations for at least 12 months after the closing of our offering (the offering is scheduled to close in December 8, 2001). Through the date of this 10-QSB, we have not raised any funds under our offering.

We anticipate that we will incur net losses at least until the end of 2003. However, our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we used cash of approximately $8,200, which has been primarily funded by investments of $2,430 from our shareholders and $5,724 of shareholder advances. Our existing shareholders have verbally agreed to pay our offering expenses until we can raise additional funds.

Our current business plan provides for funding solely through the sale of equity securities. We have determined through our experience in business that alternative sources of business funding including capital investment, personal loans from management, and institution loans are not available. In the event that we are not successful in obtaining funding through our offering, we believe the best alternative to advance the company’s business plan is for management to loan funds to the company sufficient to maintain a minimum operating level and delay the business plan steps until such time as investment becomes available.

Readers are referred to the cautionary statement, which addresses forward-looking statements.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officer or agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements may appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability to successfully identify, consummate and integrate a potential business combination at reasonable and anticipated costs; (ii) any material inability to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our continued positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (v) any increased competition in business; (vi) any inability to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ Christopher Creed	Director, Chief Financial Officer	November 5, 2001