Form 10QSB
period 2001-08-31
INNERSPACE CORP
filed 2001-11-07
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended August 31, 2001.

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

YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 31, 2001.
3,629,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

INNERSPACE CORPORATION

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Balance Sheets as of August 31, 2001 and February 28, 2001	3
Statements of Operations for the three and six months ended August 31, 2001 and 2000, and the period March 10, 2000 (date of incorporation) to August 31, 2001	4
Statement of Stockholders’ Equity (Deficit) for the six months ended August 31, 2001	5
Statements of Cash Flows for the three and six months ended August 31, 2001 and 2000, and the period March 10, 2000 (date of incorporation) to August 31, 2001	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 2. Changes in Securities	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Securities Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
Signature	11

INNERSPACE CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	August 31,
	2001	February 28,
	(Unaudited)	2001
CURRENT ASSETS :
Cash and cash equivalents	$9,893	$1,830
Accounts receivable	15,000	-

TOTAL	$24,893	$1,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES - accrued liabilities	$34,170	$-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares;
no shares issued and outstanding	-	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares;
3,629,000 and 3,600,000 issued and outstanding at August 31, 2001 and	363	360
February 28, 2001, respectively
Additional paid-in capital	1,805,067	1,776,070
Deferred stock compensation	(111,200)	(111,200)
Deficit accumulated during the development stage	(1,703,507)	(1,663,400)
Total Stockholders’ Equity (Deficit)	(9,277)	1,830

TOTAL	$24,893	$1,830

SEE NOTES TO FINANCIAL STATEMENTS.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months	Three Months	Six Months	Six Months	March 10,
	Ended	Ended	Ended	Ended	2000 (date of
	August 31,	August 31,	August 31,	August 31,	incorporation) to
	2001	2000	2001	2000	August 31, 2001

REVENUES	$15,000	$-	$30,000	$-	$30,000

EXPENSES:
Service and office space –
related party	-	1,000	-	2,000	4,000
Stock based compensation –
related party	-	-	-	-	1,346,000
Stock paid royalties	-	-	-	-	312,800
Filing fees	-	-	-	-	600
Management and secretarial
compensation	28,500	-	57,000	-	57,000
Office expense	3,283	-	4,377	-	4,377
Rent	800	-	4,525	-	4,525
Professional and consulting	3,300	-	4,205	-	4,205

Total Expenses	35,883	1,000	70,107	2,000	1,733,507

NET LOSS	$(20,883)	$(1,000)	$(40,107)	$(2,000)	$(1,703,507)

Net Loss Per Share -
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.47)

Weighted Average Number
of Shares Outstanding	3,608,800	3,600,000	3,604,400	3,600,000	3,601,500

SEE NOTES TO FINANCIAL STATEMENTS.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the six months ended August 31, 2001

(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Deferred Stock	Development
	Shares	Amount	Capital	Compensation	Stage	Total
Balances, February 28, 2001	3,600,000	$360	$1,776,070	$(111,200)	$(1,663,400)	$1,830

Issuance of common stock
for cash	29,000	3	28,997	-	-	29,000

Net Loss	-	-	-	-	(40,107)	(40,107)

Balances, August 31, 2001	3,629,000	$363	$1,805,067	$(111,200)	$(1,703,507)	$(9,277)

SEE NOTES TO FINANCIAL STATEMENTS.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended August 31, 2001	For the three months ended August 31, 2000	For the six months ended August 31, 2001	For the six months ended August 31, 2000	For the period March 10, 2000 (date of incorporation) to August 31, 2001
Cash Flows From Operating Activities:
Net loss	$(20,883)	$(1,000)	$(40,107)	$(2,000)	$(1,703,507)
Non-cash expenses	-	1,000	-	2,000	1,662,800
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts receivable	-	-	(15,000)	-	(15,000)
Increase in accrued liabilities	7,500	-	34,107	-	34,170
Net adjustments	7,500	-	19,170	-	19,170
Net Cash Used in Operating Activities	(13,383)	-	(20,937)	-	(21,537)

Cash Flows From Financing Activities:
Issuance of common stock	29,000	-	29,000	-	34,430
Advances from stockholder	(5,724)	-	-	-	-
Net Cash Provided by Financing Activities	23,276	-	29,000	-	34,430

Net Increase in Cash and Cash Equivalents	9,893	-	8,063	-	9,893

Cash and Cash Equivalents at Beginning of Period	-	-	1,830	-	-

Cash and Cash Equivalents at End of Period	$9,893	$-	$9,893	$-	$9,893

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-	$-

SEE NOTES TO FINANCIAL STATEMENTS

INNERSPACE CORPORATION
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

InnerSpace Corporation (“we”, “us”, “our”) was incorporated under the laws of the state of Delaware on March 10, 2000. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and, through an exclusive license agreement, intends to market and sell proprietary dynamic workflow process automation technology and solutions that improve organizational performance. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established. Our year-end is February 28.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $1,704,000 through August 31, 2001, and anticipate incurring net losses for the foreseeable future and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan. Our plans include a public offering of our common stock (see Note G), however, there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

In February 2001, our founding shareholder gifted all of his shares to friends and business associates. Of these shares 1,334,756 were gifted to our management. As a result, we have recognized $1,334,756 of compensation expense based upon our anticipated offering price of $1.00 per share (Note G).

NOTE D - INCOME TAXES

During the period March 10, 2000 (date of incorporation) to August 31, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

At August 31, 2001, we had a net operating loss carryforward of approximately $21,500 for income tax purposes. This carry forward is available to offset future taxable income through the period ended August 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E - BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2001 contained in our Form 10-KSB.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of August 31, 2001, there were no dilutive shares outstanding; accordingly diluted net loss per share and basic net loss per share are the same.

NOTE F – STOCK OPTION PLAN

In February 2001, we adopted the 2001 Stock Option Plan that provides for the grant to employees, officers, directors and consultants to purchase up to 400,000 shares of our common stock. Through August 31, 2001, no options were granted.

NOTE G - COMMON STOCK OFFERING

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2001 and the financial statements as of and for the three and six months ended August 31, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash, we have no assets. In addition, our only revenues have resulted from an initial consulting contract, and our total expenses through August 31, 2001 were approximately $1,704,000. This amount includes non-cash compensation and royalties of approximately $1,659,000. Our expenses for the three and six months ended August 31, 2001 and 2000 were approximately $36,000, $70,000, $1,000 and $2,000, respectively. The amounts for the three and six months ended August 31, 2001 included management and secretarial fees of $28,500 and $57,000, of which $34,170 was unpaid as of August 31, 2001.

The expenses we have incurred to date arise primarily from our efforts to establish clients and begin our business operations. Because we do not plan to conduct any product research and development, purchase any plant or significant equipment or hire any additional employees until we raise at least $100,000 from our offering, we anticipate that we will have adequate cash to maintain our current operations for the next year. However, in order for us implement our business plan, we need to sell at least 200,000 shares of our common stock under our public offering. We believe the related proceeds from these sales of shares ($200,000) would enable us to maintain our operations for at least 12 months after the closing of our offering (the offering is scheduled to close in December 8, 2001). Through the date of this 10-QSB, we have raised approximately $30,000 under our offering.

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

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we used cash of approximately $21,500, which has been primarily funded by investments of $34,000 from our shareholders. As of August 31, 2001, we had $9,893 in cash. Our existing shareholders have verbally agreed to pay our offering expenses until we can raise additional funds.

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