Form 10QSB
period 2001-11-30
INNERSPACE CORP
filed 2002-01-14
CIK 1137204

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

( X ) Quarterly  report pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934.

                For the quarterly period ended November 30, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .


                        Commission File Number: 333-57818

                             INNERSPACE CORPORATION
               (Exact name of registrant as specified in charter)


                      DELAWARE                          58-2604254
         (State of or other jurisdiction of      (IRS Employer I.D. No.)
           incorporation or organization)


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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 30, 2001.
                             3,700,500 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)



                             INNERSPACE CORPORATION

                              INDEX TO FORM 10-QSB

-----------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION                                                 Page
-----------------------------------------------------------------------------------
Item 1. Financial Statements (unaudited)
-----------------------------------------------------------------------------------
     Balance Sheets as of November 30, 2001 and February 28, 2001                3
-----------------------------------------------------------------------------------
     Statements  of  Operations  for the three and nine months ended             4
     November 30, 2001 and 2000, and the period March 10, 2000 (date of incorporation)  to November 30, 2001
-----------------------------------------------------------------------------------
     Statement of Stockholders' Equity (Deficit) for the nine months ended       5
     November 30, 2001
-----------------------------------------------------------------------------------
     Statements  of Cash Flows for the three and nine months  ended              6
     November  30,  2001 and 2000, and the period March 10, 2000 (date of incorporation)  to November 30, 2001
-----------------------------------------------------------------------------------
     Notes to Financial Statements                                               7
-----------------------------------------------------------------------------------
Item 2.  Management's  Discussion and Analysis of Financial  Condition           9
         and Results of Operations (including cautionary statement)
-----------------------------------------------------------------------------------
PART II. OTHER INFORMATION
-----------------------------------------------------------------------------------
Item 1. Legal Proceedings                                                       11
-----------------------------------------------------------------------------------
Item 2. Changes in Securities                                                   11
-----------------------------------------------------------------------------------
Item 3. Defaults Upon Senior Securities                                         11
-----------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Securities Holders                   11
-----------------------------------------------------------------------------------
Item 5. Other Information                                                       11
-----------------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K                                        11
-----------------------------------------------------------------------------------
Signature                                                                       11
-----------------------------------------------------------------------------------



                                           INNERSPACE CORPORATION
                                      (A Development Stage Enterprise)

                                               BALANCE SHEETS


                                                                                November 30,
                                                                                    2001        February 28,
                                                                                (Unaudited)         2001
                                                                                -----------    -----------
                                                   ASSETS
                                                   ------

CURRENT ASSETS - Cash and cash equivalents                                      $    21,116    $     1,830
                                                                                -----------    -----------

      TOTAL                                                                     $    21,116    $     1,830
                                                                                ===========    ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                               ----------------------------------------------


CURRENT LIABILITIES - accrued liabilities                                       $    51,706    $      --

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock - $0.0001 par value; authorized 5,000,000 common shares;
      no shares issued and outstanding                                                 --             --
     Common stock - $0.0001 par value; authorized 20,000,000 common shares;
      3,700,500 and 3,600,000 issued and outstanding at November 30, 2001 and
      February 28, 2001, respectively                                                   370            360
     Additional paid-in capital                                                   1,876,560      1,776,070
     Deferred stock compensation                                                   (111,200)      (111,200)
     Deficit accumulated during the development stage                            (1,796,320)    (1,663,400)
                                                                                -----------    -----------
     Total Stockholders' Equity (Deficit)                                           (30,590)
                                                                                                     1,830
                                                                                -----------    -----------

      TOTAL                                                                     $    21,116    $     1,830
                                                                                ===========    ===========

    SEE NOTES TO FINANCIAL STATEMENTS.





                                             INNERSPACE CORPORATION
                                        (A Development Stage Enterprise)

                                            STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                                                              For the Period
                                      Three Months  Three Months   Nine Months   Nine Months      March 10,
                                         Ended         Ended          Ended        Ended       2000 (date of
                                        November      November      November      November     incorporation) to
                                           30,          30,            30,          30,         November 30,
                                          2001         2000           2001          2000            2001
                                       ----------   ------------   -----------  ------------  ---------------

REVENUES                             $         -    $         -    $   30,000    $        -    $       30,000
EXPENSES:
    Service and office space -
        related party                          -          1,000             -         3,000             4,000
    Stock based compensation -
        related party                          -              -             -             -         1,346,000
    Stock paid royalties                       -              -             -             -           312,800
    Filing fees                                -              -             -             -               600
    Management and secretarial
        compensation                      28,500              -        85,500             -            85,500
    Office expense                         3,713              -         8,090             -             8,090
    Rent                                   2,400              -         6,925             -             6,925
    Professional and consulting           32,575              -        36,780             -            36,780
    License Fees                          25,625              -        25,625             -            25,625
                                       ----------   ------------  ------------  ------------  ----------------

    Total Expenses                        92,813          1,000       162,920         3,000         1,826,320
                                       ----------   ------------  ------------  ------------  ----------------

NET LOSS                              $ (92,813)    $    (1,000)   $ (132,920)   $   (3,000)  $    (1,796,320)
                                       ==========   ============   ===========  ============  ===============

    Net Loss Per Share -
         Basic and Diluted            $   (0.03)    $     (0.00)   $    (0.04)  $     (0.00)  $         (0.49)
                                       ==========   ============  ============  ============  ================

    Weighted Average Number
         of Shares Outstanding         3,631,000      3,600,000     3,613,400     3,600,000         3,605,900
                                       ==========   ============  ============  ============  ================

            SEE NOTES TO FINANCIAL STATEMENTS.



                                                       INNERSPACE CORPORATION
                                                  (A Development Stage Enterprise)

                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            for the nine months ended November 30, 2001
                                                            (Unaudited)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                 Additional                        During the
                                        Common Stock               Paid-In       Deferred Stock   Development
                                    Shares         Amount          Capital        Compensation       Stage             Total
                                 --------------  ------------  ---------------- --------------- -----------------  ---------------
Balances, February 28, 2001          3,600,000   $       360   $    1,776,070   $    (111,200)  $    (1,663,400)            1,830

Issuance of common stock
for cash                               100,500            10          100,490               -           -                 100,500


Net Loss                                     -             -              -                 -          (132,920)         (132,920)
                                 --------------  ------------  ---------------- --------------- -----------------  ---------------


Balances, November 30, 2001          3,700,500   $       370   $    1,876,560   $    (111,200)       (1,796,320)   $      (30,590)
                                 ==============  ============  ================ =============== =================  ===============

SEE NOTES TO FINANCIAL STATEMENTS.







                                                    INNERSPACE CORPORATION
                                               (A Development Stage Enterprise)

                                                   STATEMENTS OF CASH FLOWS
                                                          (Unaudited)




                                               For the         For the      For the nine  For the nine    For the period
                                                three                                                     March 10, 2000
                                                months       three months                                    (date of
                                                 ended          ended       months ended   months ended   incorporation)
                                               November       November 30,  November 30,   November 30,   to November 30,
                                               30, 2001           2000         2001            2000            2001
                                              -----------    -----------    -----------    -----------    --------------
Cash Flows From Operating Activities:
   Net loss                                   $   (92,813)   $    (1,000)   $  (132,920)   $    (3,000)   $(1,796,320)
   Non-cash expenses                                 --            1,000           --            3,000      1,662,800
                                                                                                                3,000
   Adjustments to reconcile net loss to net
     cash used by operating activities:
         Decrease in accounts receivable           15,000           --             --             --             --
         Increase in accrued liabilities           17,536           --           51,706           --           51,706
                                              -----------    -----------    -----------    -----------    -----------
          Net adjustments                          32,536           --           51,706           --           51,706
                                              -----------    -----------    -----------    -----------    -----------
Net Cash Used in Operating Activities             (60,277)          --          (81,214)          --          (81,814)
                                              -----------    -----------    -----------    -----------    -----------

Cash Flows From Financing Activities:
   Issuance of common stock                        71,500           --          100,500           --          102,930
                                              -----------    -----------    -----------    -----------    -----------
Net Cash Provided by Financing Activities          71,500           --          102,500           --          102,930
                                              -----------    -----------    -----------    -----------    -----------

Net Increase in Cash and Cash Equivalents
                                                   11,223           --           19,286           --           21,116

Cash and Cash Equivalents at Beginning of
   Period                                           9,893           --            1,830           --             --
                                              -----------    -----------    -----------    -----------    -----------

Cash and Cash Equivalents at End of Period    $    21,116    $      --      $    21,116    $      --      $    21,116
                                              ===========    ===========    ===========    ===========    ===========

Supplemental disclosure of cash
   flow information:
   Cash paid for interest                     $      --      $      --      $      --      $      --      $      --
                                              ===========    ===========    ===========    ===========    ===========

   Cash paid for income taxes                 $      --      $      --      $      --      $      --      $      --
                                              ===========    ===========    ===========    ===========    ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - COMPANY OPERATIONS

InnerSpace Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 10, 2000. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and, through license agreements, intend to market and sell information technology solutions to healthcare providers, including hospitals and physicians. Our planned principal operations have not commenced; therefore accounting policies and procedures have not yet been established. Our year-end is February 28.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended February 28, 2001 contained in our Form 10-KSB.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $1,796,000 through November 30, 2001, and anticipate incurring net losses for the foreseeable future and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and/or implement our business plan. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D - INCOME TAXES

During the period March 10, 2000 (date of incorporation) to November 30, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

At November 30, 2001, we had a net operating loss carryforward of approximately $134,000 for income tax purposes. This carry forward is available to offset future taxable income through the period ended November 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of November 30, 2001, there were no dilutive shares outstanding; accordingly diluted net loss per share and basic net loss per share are the same.

NOTE F - STOCK OPTION PLAN

In February 2001, we adopted the 2001 Stock Option Plan that provides for the grant to employees, officers, directors and consultants to purchase up to 400,000 shares of our common stock. As of November 30, 2001, 61,400 of these options were granted at $1.00 per share. On December 31, 2001, an additional 25,000 of these options were granted at $1.00 per share.

In January 2002, we adopted the 2002 Stock Option Plan that provides for the grant to employees, officers, directors and consultants to purchase up to 4,000,000 shares of our common stock.

NOTE G - COMMON STOCK OFFERING

On July 10, 2001, our registration statement with the SEC to sell up to 500,000 shares of our common stock at $1.00 per share, was declared effective. . The offering was on a best efforts, no minimum basis. As such, there was no escrow of any of the proceeds of the offering and we had the immediate use of any such funds to finance our operations. On December 8, 2001, we terminated the offering after selling 100,500 shares and raising $100,500. On January 7, 2001, our common stock became eligible for quotation on the NASDAQ Over-the-Counter Electronic Bulletin Board Trading System under the trading symbol ISPA.

NOTE H - COMMITMENTS

Software License & Software Source Code License Agreements

We entered into a software license agreement and software source code license agreement on November 14, 2001 requiring license fee payments of $15,000 and $125,000, respectively. These licenses give us the right to use the licensed software, use and modify the source code and distribute the licensed software to our customers.

As of November 30, 2001, $10,000 has been paid in connection with these agreements, $5,000 was due and paid in December 2001 and the remaining $125,000 is due in July 2002.

Professional Services Agreement

We entered into a professional services agreement on November 14, 2001, in which we hired a consultant to provide system designing, computer programming and documentation of work services. We are obligated to the following future payments:

  January 15, 2002                    $      5,500
  February 15, 2002                          5,500
  July 15, 2002                             32,500
                                     -------------
                                     $      43,500

As of November 30, 2001, we paid and incurred $6,500 in consulting fees in connection with this agreement.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2001 and the financial statements as of and for the three and nine months ended November 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash, we have no assets. In addition, our only revenues have resulted from an initial consulting contract, and our total expenses through November 30, 2001 were approximately $1,826,000. This amount includes non-cash compensation and royalties of approximately $1,659,000. Our expenses for the three and nine months ended November 30, 2001 and 2000 were approximately $93,000, $162,000, $1,000 and $3,000, respectively. The amounts for the three and nine months ended November 30, 2001 included management and secretarial fees of $28,500 and $85,500, of which approximately $30,000 was unpaid as of November 30, 2001.

The expenses we have incurred to date arise primarily from our efforts to procure appropriate product offerings, establish a client base and begin our business operations. Through the date of this 10-QSB, we have raised approximately $100,000 under our offering. At the present time, we do not have adequate cash to maintain our current operations for the next twelve months. In order for us implement our business plan and continue business operations, we need to obtain additional working capital through an additional public offering, a private placement or loans. Although we are exploring financing possibilities with several parties, the discussions are preliminary and we can provide no assurances that we will be successful in raising additional capital.

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

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we used cash of approximately $81,000, which has been primarily funded by investments of $103,000 from our shareholders. Our existing shareholders have verbally agreed to pay our offering expenses until we can raise additional funds. As of November 30, 2001, we had $21,116 in cash.

In connection with the software licensing and source code licensing agreements, we have agreed to pay the following amounts: $5,000 on December 14, 2001 and $125,000 on July 15, 2002. In addition, we have agreed to pay $43,500 in consulting fees in connection with the professional services agreement, of which two installments of $5,500 are payable on January 15, 2002 and February 15, 2002, with the remaining balance due on July 15, 2002.

Our current business plan provides for funding solely through the sale of equity securities. We have determined through our experience in business that alternative sources of business funding including capital investment, personal loans from management, and institution loans are not available. In the event that we are not successful in obtaining funding through our offering, we believe the best alternative to advance the company's business plan is for management to loan funds to the company sufficient to maintain a minimum operating level and delay the business plan steps until such time as investment becomes available.

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

------------------------ ------------------------------------ ------------------
SIGNATURE                TITLE                                DATE
------------------------ ------------------------------------ ------------------
/s/ Christopher Creed    Director, Chief Financial Officer    January 14, 2002
------------------------ ------------------------------------ ------------------