Form 10KSB
period 2002-02-28
INNERSPACE CORP
filed 2002-07-05
CIK 1137204

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ____________

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended February 28, 2002

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the transition period from ___ to ___

                        Commission file number 333-57818

                             INNERSPACE CORPORATION
                 (Name of Small Business Issuer in its Charter)

          Delaware                                     58-2504254
(State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)

                          201 Allen Road NE, Suite 310
                           Atlanta, Georgia 30328-4864
          (Address of Principal Executive Offices, including Zip Code)

                                 (404) 781-0289
              (Registrant's Telephone Number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for fiscal 2002 were $31,000.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $138,937.50 based upon the average of the closing bid and price of the Common Stock as reported on the OTC:BB on May
31, 2002.

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on May 31, 2002 was 6,175,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [X] No

________________________________________________________________________________

                             INNERSPACE CORPORATION
                Form 10-KSB for the Year Ended February 28, 2002

                                TABLE OF CONTENTS

PART I

Item 1.         Description of Business                                       4
Item 2.         Description of Property                                       8
Item 3.         Legal Proceedings                                             9
Item 4.         Submission of Matters to a Vote of Security Holders           9

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters      9
Item 6.         Management's Discussion and Analysis or Plan of Operation     9
Item 7.         Financial Statements                                          11
Item 8.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      22

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             23
Item 10.        Executive Compensation                                        24
Item 11.        Security Ownership of Certain Beneficial Owners and
                Management                                                    26
Item 12.        Certain Relationships and Related Transactions                26
Item 13.        Exhibits, List and Reports on Form 8-K                        27

SIGNATURES                                                                    28

________________________________________________________________________________

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated in Delaware in March 2000. We changed our name to
InnerSpace Corporation in February 2001. On February 28, 2001, we filed a registration statement with the Commission on Form SB-2 for a self-underwritten public offering that was declared effective on July 10, 2001 and terminated in accordance with its terms on December 6, 2001. On January 30, 2002, after our initial market maker, Public Securities, Inc., received clearance from the NASD, our common stock began trading on the OTC Bulletin Board(R) Service under the symbol, "ISPA."

Since February 2002, our focus has shifted from implementing a business plan based on the sale and marketing of web-based software products that assist healthcare organizations with managing information and data to implementing a business plan based upon the acquisition and integration of medical billing services companies serving large primarily hospital-related physician practices.

Physician billing services encompasses clinical data collection, data input, medical coding and billing, cash collections and accounts receivable management.
These services focus on maximizing cash flow through improving the revenue cycle and reducing administrative costs. Their purpose is to assist physicians with the business management functions associated with the delivery of healthcare services, and provide more time for the physician to practice medicine.

Since March 2002, we have signed four letters of intent relating to the merger and acquisition of physician billing services companies. These letters of intent are nonbinding and subject to various contingencies, including obtaining financing. We consider improbable the likelihood of consummating the transactions described in the letters of intent unless we obtain financing. We can provide no assurance that we can obtain financing on any terms or on terms that we find acceptable.

We are a development stage enterprise. Since incorporation, we have generated minimal revenues and have an accumulated deficit of approximately $3,077,000.
Almost half of our accumulated deficit resulted from stock based compensation and royalty expenses. As of May 31, 2002, we had $4,544 in cash and no significant assets.

Market

The healthcare industry is the largest sector in the U.S. economy. The Centers for Medicare and Medicaid Services estimates that healthcare expenditures in the
United States will increase from $1.3 trillion in 2000, or approximately 13% of
U.S. gross domestic product, to $2.8 trillion in 2011, or approximately 17% of
U.S. gross domestic product. The annual cost for physician services is about 28%
or $336 billion.

Physician billing services comprises approximately 9%, or $30 billion, of annual physician services costs. Of the $30 billion expended annually on physician billing services, approximately $2 billion is currently outsourced to outside firms that perform this service. The remainder is handled by physician practices that have chosen to perform these services in-house and by hospitals that perform these services on behalf of hospital-related physician practices.

There are approximately 224,000 practicing physicians in the United States who practice in hospital-affiliated physician practices. Our market consists of potential merger and acquisition candidates among the several hundred U.S.
companies, with annual revenues in excess of $2 million that provide medical billing services primarily to these practices.

The physician billing services business is affected, among other things, by trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, increasing focus has been placed on the tremendous administrative costs associated with the delivery of care and the incidence of medical errors. Payers have actively sought to control costs by, among other things, utilizing reimbursement methodologies, such as managed care, fixed fee and capitated reimbursement models, which have supplanted the more traditional fee-for-service structure. These more restrictive reimbursement models, coupled with extensive regulatory control and government focus on fraud and abuse in the healthcare field, have helped to create a significantly complex accounting, coding, billing and collection environment in healthcare. These issues create a positive marketing environment for the sale of services and software that reduce the resources spent by healthcare providers on administrative functions, that help ensure compliance in an ever more complex regulatory environment, and for solutions that can reduce the opportunity for medical errors and improve the quality of care.

Both governmental and private payers continue to implement measures to restrict payments for healthcare services, including but not limited to bundling edits, medical necessity edits and post-payment audits. These measures may result in a decrease in revenue to our provider clients and, as a result, a decrease in revenue that we derive from such clients as well as an increase in the cost of providing services.

Government Regulation

Our business will be subject to numerous federal and state laws, a broad range of complex regulations, and programs to combat fraud and abuse and increasing restrictions on reimbursement for healthcare services. Each of the major federal healthcare payment programs (Medicare, Medicaid and TRICARE) has its own set of complex and sometimes conflicting regulations. Additional regulations have been mandated by the Balanced Budget Act of 1997 and the Health Insurance Portability
and Accountability Act of 1996 ("HIPAA"), and a number of states have also imposed significant regulatory programs applicable to billing and payment for healthcare services.

The healthcare industry is focusing on the impact that regulations governing standards for electronic transactions, privacy and information security issued under HIPAA and implementation timeframes for those regulations might have on their operations and information technology solutions. HIPAA was designed to reduce the amount of administrative waste in healthcare today and to protect the privacy of any patient's medical information. HIPAA regulations (those proposed and those already final) identify certain standards for both human processes and automated processes and systems for anyone handling patient medical information and are focused around three areas: electronic transaction processing, patient privacy and patient data security.

On August 17, 2000, the Department of Health and Human Services ("HHS")
finalized new transaction standards which will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and equivalent encounter information, health care payment and remittance advice, and health claim status.
Compliance with these standards is required by October 16, 2002; however,
Congress recently enacted the Administrative Simplification Compliance Act, which extends the compliance date until October 16, 2003 for entities that file a plan with HHS that demonstrates how the entity intends to comply with the regulations by the extended deadline. We intend to file such a plan on behalf of any physician billing services companies we acquire prior to October 16, 2002.

On May 7, 1998, HHS issued a proposed rule that establishes a standard for a national provider identifier and requirements concerning its use by health plans, health care clearinghouses and providers. Additionally, on June 16, 1998,
HHS issued a proposed rule that establishes a standard for an employer identifier and requirements concerning its use by health plans, health care clearinghouses and providers. Health plans, health care clearinghouses and providers would use these identifiers, among other uses, in connection with the electronic transactions standards. HHS has not yet issued a proposed rule that establishes the standard for a national health plan identifier or national individual identifier.

On August 12, 1998, HHS proposed a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that maintain or transmit any health information in electronic form, regardless of format. Any physician billing services company we acquire is a covered entity under the proposed rule. These security standards require covered entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered entities have the flexibility to choose their own technical solutions, we expect that the security standards will require physician billing services companies we acquire to implement significant new systems, business procedures and training programs.

On December 28, 2000, HHS published a final rule establishing standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all health care clearinghouses and many health care providers, including health care providers that transmit health information in an electronic form in connection with certain standard transactions. Any physician billing services company we acquire is a covered entity under the final rule. The privacy standards apply to individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require physician billing services companies we acquire to comply of with rules governing the use and disclosure of protected health information, but they also require them to impose those rules, by contract, on any business associate to whom they disclose such information in order to perform functions on their behalf. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. In addition physician billing services companies we acquire will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

The final rule establishing the privacy standards became effective in April 14,
2001, with compliance required by April 14, 2003. On March 27, 2002, HHS published proposed revisions to the privacy rule, and invited the public to comment on the proposed revisions. It is unknown at this time if or when the proposed privacy revisions will be finalized. The proposed privacy revisions do not alter the compliance date of April 14, 2003 for the majority of the requirements in the privacy regulations. The security regulations, national provider identifier regulations and national employer identifier regulations under HIPAA have not been finalized by HHS. Once these regulations are issued in final form, we expect to have about two years to become fully compliant.

We expect that compliance with these standards will require significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. Implementation will require us to engage in extensive preparation and make significant expenditures. Because some of the regulations are in proposed form and have not been finalized, we cannot predict the total financial impact of the regulations on our operations. The
HIPAA regulations may impose the need for additional required enhancements of the internal systems we acquire, but at the same time, potentially create increased demand for the services and solutions we intend to provide through the companies we acquire.

The federal government has also maintained a significant emphasis on the prevention of healthcare fraud and abuse. Pursuant to the False Claims Act, the
Medicare and Medicaid Patient and Program Protection Act of 1987 and HIPAA, the
federal government has statutory authority to impose both civil and criminal sanctions and penalties for submission of false claims to governmental payers.
Civil monetary penalties of up to $50,000 per offense may be imposed, as well as exclusion from participation in Medicare and other governmental healthcare programs. In addition, the False Claims Act allows a private party to bring a
"qui tam" or "whistleblower" suit alleging the filing of false or fraudulent
Medicare or Medicaid claims or other violations of the statute and to share in any damages and civil penalties paid to the government. The U.S. Centers for
Medicare & Medicaid Services ("CMS," formerly the Health Care Financing
Administration) also offers rewards for information leading to recovery of
Medicare funds, and CMS engages private contractors to detect and investigate fraudulent billing practices.

We intend to adopt a compliance program modeled after the Office of Inspector
General's ("OIG") Compliance Program Guidance for Third-Party Medical Billing
Companies that is designed and maintained to detect and prevent regulatory violations. However, a compliance program cannot be expected to provide absolute assurance of compliance with the law. The existence of an effective compliance program, though, may reduce the severity of civil and criminal sanctions for certain healthcare related offenses.

Competition

The business of providing physician billing services is highly competitive.
Competition is based upon the relationship with the client or prospective client, reputation, performance and, to the extent that service offerings are comparable. Most competitors have greater resources than ours. Our competitive advantage will result from merging with or acquiring companies that enjoy good relationships with their existing clients and maintaining and improving the services offered to those clients.

Per-Se Technologies, Inc., a publicly held company (Nasdaq-NM: PSTI) is our largest competitor with annual revenues attributable to physician services in
2001 of approximately $224 million. Our second largest competitor is Medical
Management Professionals, a division of Century Business Services (Nasdaq-NM:
CBIZ), with annual revenues of approximately $50 million. Our remaining competitors consist of privately-held regional and local companies. Of these remaining companies, two have annual revenues of approximately $20 million to
$30 million and the balance have annual revenues in the range of $2 million to
$12 million.

Marketing and Distribution

Our marketing objective is to establish ourselves as a leader in the physician billing services business. Within an 18 to 24-month period, our goal is to merge with or acquire approximately 10 companies that satisfy our earnings criteria having aggregate annual revenues of approximately $50 million, and to establish a commendable reputation for quality and service. To date, our efforts have focused on identifying and meeting with potential merger and acquisition candidates and to obtaining a financing commitment to fund these transactions.

Customers

During fiscal 2002, one customer accounted for 99% of revenues. Revenues derived from this client pertained to the provision of consulting services unrelated to the physician billing services business.

Licenses and Royalty Agreements

We entered into a licensing agreement with Synermedics, Inc. in February 2001 that was subsequently amended in January 2002. Under the agreement, we obtained the perpetual, non-exclusive right to sell and market a variety of software business solutions. The software applications assist healthcare institutions with managing information and data. We believe that the software applications are attractive because they can improve an organization's service, reduce operating expenses, simplify administration, and do not require expensive investments in hardware. The software applications use the latest technologies to facilitate the processing of information. This helps to provide reliability, scalability and flexibility, all very important characteristics in the constantly changing healthcare environment.

Under the initial agreement, we paid Synermedics, Inc. an up-front license fee by issuing 312,800 common shares, and agreed to pay Synermedics a royalty of 10%
of the fees we charge our customers for their software. The agreement was terminable by Synermedics for breach, upon ninety days written notice or if we did not generate any licensing fees before January 1, 2003. Under the amended agreement, we received a perpetual, nonexclusive license to their software in consideration for the issuance of 1,800,000 shares, valued at $0.50, and the promise to pay a fully-paid up license fee of $50,000 by not later than July 31,
2002. We are not required to generate any minimum amount of sales or customers in order to maintain our non-exclusive rights. To date, we have not licensed the
Synermedics software to any customers. Under the terms of our license agreement, any improvements or modifications we make to the technology licensed from
Synermedics will become our property. We believe that all of the SynerMedics software algorithms are protected under United States copyright laws, although none have been officially registered with the United States Patent and Trademark
Office. None of the SynerMedics software has been protected under federal patent law, and no patent applications have been filed as of June 21, 2002. We are not required to generate any minimum amount of sales or customers in order to maintain our non-exclusive rights. To date, we have not licensed the Synermedics software to any customers.

In November 2001, we entered into license agreements with MB Software Solutions,
Inc. that granted us a nonexclusive right to distribute a physician billing office application and convert it to a web-based platform. Under the agreements, we paid MB Software Solutions a license fee of $15,000, and agreed to remit a fully paid-up license fee of $125,000 by not later than July 2002 unless the agreement was earlier terminated in a manner effectuating the reduction or cancellation of the payment obligation. At the same time we also signed a professional services agreement with R. E. Gross and Associates LLC to modify this software for a fee of $50,000, of which we paid $11,000. In March 2002, we terminated the professional services agreement for breach of contract, and terminated the software source code license agreement so as to obviate our obligation to pay the license fee in accordance with the manner prescribed in the license agreement.

In February 2002, we entered into a license agreement with The KRC Group, Inc.
that granted us an exclusive right in the State of Hawaii and a nonexclusive right in other locales to distribute a physician electronic medical record application. Under the agreement, we are obligated to pay The KRC Group royalties on a monthly basis for each physician, nurse practitioner or other medical professional that provides healthcare services to patients on a regularly scheduled basis and bills those patients for his or her professional services.

In addition, pursuant to the agreement we granted certain individuals designated by The KRC Group a warrant to purchase an aggregate of 100,000 shares of our common stock at a price of $1.00 per share. We believe that all of the KRC software algorithms for this application are protected under United States copyright laws, although none have been officially registered with the United
States Patent and Trademark Office. None of the KRC software for this application has been protected under federal patent law, and no patent applications have been filed as of June 21, 2002. We are not required to generate any minimum amount of sales or customers in order to maintain our non-exclusive rights. To date, we have not licensed the KRC software to any customers.

Employees

We currently employ one full-time employee and three part-time employees that we retain as consultants. We have no labor union contracts and believe relations with our employees are satisfactory.

Forward-Looking Statements

Certain statements included in Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this report, are
"forward-looking statements" within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Exchange Act. Words like "intends",
"expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject Although we believe that the statements we have made are based on reasonable assumptions, they are based on current information and beliefs and, accordingly, we can give no assurance that our expectations will be achieved. In addition, these statements are subject to risks and uncertainties and other factors that could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include our inability to obtain financing for business acquisitions; the reliability and availability of new technology in the related industries; financial, operational and other business problems associated with the acquisition of a number of businesses in a short period of time; and general and industry-specific economic conditions. These factors include, but are not limited to, factors identified under the caption
"Factors That May Affect Future Results of Operations, Financial Condition or
Business" in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" in Item 7. We disclaim any responsibility to update any forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is in a month-to-month sublease with one of its officers for a facility of approximately 500 square feet located at 201 Allen Road NE, Suite
310, Atlanta, Georgia 30328-4864. All operating entities were located within this facility.

ITEM 3. LEGAL PROCEEDINGS

As of June 21, 2002, the Company was not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter ended February 28, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulletin Board Market under the symbol "ISPA." The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock since the commencement of trading on January 31, 2002.

                     Period                High               Low

Fiscal 2002      Fourth Quarter            $.82               $.06

As of June 21, 2002, we believe that the number of holders of record of our common stock was approximately 140.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future. Future dividend policy with respect to the common stock will depend on conditions existing at the time, including our earnings (if any), capital needs, financial condition, general business conditions and other factors considered by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2002 and the financial statements as of and or the periods ended February 28, 2002 and 2001 included with this Form 10-KSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain advances, we have no assets. In addition, primarily all of our revenues have resulted from an initial consulting contract, and our total expenses for fiscal
2002 were approximately $1,445,000. These expenses included non-cash compensation of approximately $1,203,000, and management and secretarial fees of
$129,000, of which approximately $ 85,000 was unpaid as of February 28, 2002.

The expenses we have incurred to date arise primarily from our efforts to procure appropriate product offerings and begin our business operations. At the present time, we do not have adequate cash to maintain our current operations for the next 12 months. For us to implement our business plan and continue business operations, we need to obtain additional working capital through an additional public offering, a private placement or loans. Although we are exploring financing possibilities with several parties, the discussions are preliminary and we can provide no assurances that we will be successful in raising additional capital.

We anticipate that we will incur net losses at least until the end of 2003.
However, our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

The information appearing below relates to prior periods, the results of operations for which periods primarily reflect general and administrative expenses associated with continuing administration and are not necessarily indicative of the results which may be expected for any subsequent periods. No inferences as to future performance should be drawn.

As it relates to future operations, our intent is to acquire interests in business entities that desire to benefit from the perceived advantages of a corporation that has a class of securities registered under the Exchange Act. We are restricting our search to companies involved in the physician billing services industry.

We anticipate that the selection of business opportunities in which to participate will be complex and extremely risky. We believe, but have not conducted any research to confirm, that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors.

Currently, we have executed letters of intent to merge with or acquire three physician billing services companies. These transactions will require approximately $3 million to close. Because of our nominal assets and limited financial resources, we believe our participation in such transactions is dependent upon our ability to obtain the requisite financing on reasonably satisfactory terms. It is impossible to predict when, or if, these transactions will be consummated. We consider improbable the likelihood of consummating the transactions described in the letters of intent unless we obtain financing. We can provide no assurance that we can obtain financing on any terms or on terms that we find acceptable.

We are currently subject to all reporting requirements included in the Exchange
Act. These requirements include our duty to file audited financial statements as part of or within 60 days following the due date for filing a Form 8-K within 15 days following the completion of a business combination. We intend to acquire or merge with companies for which audited financial statements are available or for which we believe audited financial statements can be obtained within the required period of time. We may reserve the contractual right to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform to the representations made by the target company.

Results of Operations

Net Sales

Net sales for fiscal 2002 increased from 0 to $31,000, or 100% when compared to net sales for fiscal 2001. This increase derives from the delivery of consulting services unrelated to the physician billing services business.

Operating Expenses

Total operating expenses decreased approximately $218,000, or 24%, when compared to the prior fiscal year. This decrease reflects a reduction in stock-based compensation and stock-paid royalties from the prior year, but an increase in professional fees, cash license fees and other office expenses.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we used cash of approximately $108,000, which has been primarily funded by investments of
$100,000 from our stockholders, stockholder loans and loans from third parties.
As of February 28, 2002, we had no cash and owed the bank $2,828 as an overdraft.

We have a working capital deficit of approximately $112,000 as of February 28,
2002.

We do not have commitments for any capital expenditures for fiscal year 2003 except as follows:

On March 5, 2002, we defaulted in the payment of the principal amount of $10,000 plus accrued interest at the rate of 12% per annum to Health Unified, Inc. under a Promissory Note which is filed as an exhibit to this Form 10-KSB. We are currently in negotiations with Health Unified regarding the settlement of this obligation.

On July 31, 2002, we are obligated to pay Synermedics $50,000 for a fully-paid-up license for its technology. As of today's date, we do not have the funds with which to make this payment. As a result, unless the payment is made by the due date, Synermedics has the right to terminate the license.

Our current business plan provides for funding solely through the sale of securities and personal loans from management in an amount sufficient to maintain a minimum operating level until such time as additional investment capital becomes available. Our efforts will be concentrated on finding one or more companies to merge with or acquire. However, we can provide no assurances as to when or if such transactions will occur. Readers are referred to the cautionary statement, which addresses forward-looking statements.

                                       10

ITEM 7.  FINANCIAL STATEMENTS

                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                  Financial Statements as of February 28, 2002
                        and for the various periods ended
                           February 28, 2002 and 2001
                                       and
                          Independent Auditors' Report

                                TABLE OF CONTENTS

Independent Auditors' Report                                                  13

Financial Statements

Balance Sheet as of February 28, 2002                                         14

Statements of Operations for the year ended February 28, 2002, and for the periods March 10, 2000 (date of incorporation) to February 28,
2001 and 2002                                                                 15

Statements of Stockholders' Equity (Deficit) for the year ended
February 28, 2002, and the period March 10, 2000 (date of incorporation)
to February 28, 2001                                                          16

Statements of Cash Flows for the year ended February 28, 2002, and for the periods March 10, 2000 (date of incorporation) to
February 28, 2001 and 2002                                                    17

Notes to Financial Statements                                                 18

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Stockholders of InnerSpace Corporation:

We have audited the accompanying balance sheet of InnerSpace Corporation (the
"Company"), a development stage enterprise, as of February 28, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and the periods March 10, 2000 (date of incorporation)
to February 28, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28,
2002, and the results of its operations and cash flows for the year then ended and the periods March 10, 2000 (date of incorporation) to February 28, 2001 and
2002, in conformity with accounting principles generally accepted in the United
States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has an accumulated deficit, anticipates incurring net losses for the foreseeable future and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, an insignificant amount of capital has been raised, and there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery Crouse & Hohl P.A.

June 25, 2002
Tampa, FL

                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                      BALANCE SHEET AS OF FEBRUARY 28, 2002

________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS - Advances to stockholder                             $     7,717

TOTAL                                                                $     7,717
                                                                     ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Due to bank                                                 $     2,828
         Accrued compensation                                             85,081
         Accounts payable and accrued liabilities                         15,116
         Note payable                                                     10,000
         Advances from stockholder                                         6,000
            Total current liabilities                                    119,025

STOCKHOLDERS' DEFICIT:
         Preferred stock, $0.0001 par value; 5,000,000 shares
           authorized; 0 shares issued and outstanding                         -
         Common stock,  $0.0001 par value; 20,000,000 shares
           authorized; 4,800,500 shares issued and outstanding               480
         Additional paid-in capital                                    3,324,050
         Deferred stock compensation                                    (358,333)
         Deficit accumulated during the development stage             (3,077,505)
            Total stockholders' deficit                                 (111,308)

TOTAL                                                                $     7,717
                                                                     ============

________________________________________________________________________________

See notes to financial statements.

                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

________________________________________________________________________________________________________

                                                                    For the Period       For the Period
                                                                        March 10,           March 10,
                                                    For the           2000 (date of       2000 (date of
                                                      Year           incorporation)       incorporation)
                                                     Ended                 to                   to
                                                  February 28,        February 28,         February 28,
                                                      2002                2001                 2002

REVENUES                                         $     31,000       $         -          $     31,000

EXPENSES:

   Services and office space - related party                -             4,000                 4,000
   Stock-based compensation - related party                 -         1,346,000             1,346,000

   Stock paid royalties                                     -           312,800               312,800

   Filing fees                                              -               600                   600
   Stock-based compensation                         1,202,867                 -             1,202,867
   Management and secretarial fees                    129,000                 -               129,000
   Professional and consulting                         46,612                 -                46,612

   License fees                                        34,500                 -                34,500

   Office expense                                      22,801                 -                22,801

   Rent                                                 9,325                 -                 9,325
     Total Expenses                                 1,445,105         1,663,400             3,108,505

NET LOSS                                         $ (1,414,105)      $(1,663,400)         $ (3,077,505)
                                                 =============      ============         =============

NET LOSS PER SHARE- basic and diluted            $      (0.37)      $     (0.46)
                                                 =============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING- basic and diluted                   $  3,779,500       $ 3,600,000
                                                 =============      ============

________________________________________________________________________________________________________

See notes to financial statements.

                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
________________________________________________________________________________________________________________________________________

                                                    Common Stock                                         Deficit Accumulated
                                                                           Additional     Deferred Stock      During the
                                               Shares      Par Value     Paid-In Capital   Compensation   Development Stage     Total

Balances, March 10, 2000 (date of
incorporation)                                     -       $      -        $       -       $        -         $        -       $    -
Common stock issuances:
  At $.60 per share on March 10, 2000
  for cash                                     1,000              -              600                -                  -          600
  At $.001 per share on February 14,
     2001 for   cash                       1,829,000            183            1,647                -                  -        1,830
  At $1 per share on February 14,
     2001 for services                     1,457,200            146        1,457,054         (111,200)                 -    1,346,000
  At $1 per share on February 28, 2001
     for royalty fees                        312,800             31          312,769                -                  -      312,800
Services contributed by shareholders               -              -            4,000                -                  -        4,000

Net loss                                           -              -                -                -         (1,663,400)  (1,663,400)

Balances, February 28, 2001                3,600,000            360        1,776,070         (111,200)        (1,663,400)       1,830
Common stock issuances:
  At $1 per share from July 10, 2001 to
     December 8, 2001 for cash               100,500             10          100,490                -                  -      100,500
  At $.50 per share on January 22, 2002
     for consulting services               1,000,000            100          499,900         (333,333)                 -      166,667
  At $.50 per share on February 12,
     2002 for license fees                 1,800,000            180          899,820                -                  -      900,000
  At $.50 per share on February 12,
     2002 for consulting services            100,000             10           49,990          (25,000)                 -       25,000
Retirement of common stock on February
  13, 2002                                (1,800,000)          (180)          (2,220)               -                  -      (2,400)

Release of escrowed shares                         -              -                -          111,200                  -      111,200

Net loss                                           -              -                -                -        (1,414,105)  (1,414,105)

Balances, February 28, 2002                4,800,500    $       480    $   3,324,050    $    (358,333)   $   (3,077,505)  $ (111,308)
                                          ===========   ============   ==============   ==============   ===============  ===========

________________________________________________________________________________________________________________________________________

See notes to financial statements.

                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

______________________________________________________________________________________________________________________

                                                                                    For The Period     For The Period
                                                                                    March 10, 2000     March 10, 2000
                                                                                      (date of            (date of
                                                                  For The Year      incorporation)     incorporation)
                                                                 Ended February    to February 28,    to February 28,
                                                                    28, 2002            2001                2002

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $ (1,414,105)      $  (1,663,400)      $ (3,077,505)
     Stock-based expenses                                          1,202,867           1,658,800          2,861,667
     Other non-cash expenses                                               -               4,000              4,000
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Increase in due to bank                                           2,828                   -              2,828
     Increase in accrued compensation                                 85,081                   -             85,081
     Increase in accounts payable and accrued liabilities             15,116                   -             15,116
NET CASH USED IN OPERATING ACTIVITIES                               (108,213)               (600)          (108,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                           100,500               2,430            102,930
     Net increase in advances to stockholder                         (10,117)                  -            (10,117)
     Advances from stockholder                                         6,000                   -              6,000
     Proceeds from note payable                                       10,000                   -             10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES                            106,383               2,430            108,813

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (1,830)              1,830                  -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,830                   -                  -

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $          -       $       1,830       $          -
                                                                =============      ==============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                       $          -       $           -       $          -
                                                                =============      ==============      =============
   Cash paid for income taxes                                   $          -       $           -       $          -
                                                                =============      ==============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Decrease in amounts due from stockholder from the
  retirement of shares                                          $      2,400       $           -       $      2,400
                                                                =============      ==============      =============

______________________________________________________________________________________________________________________

See notes to financial statements.

                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

InnerSpace Corporation (the "Company") was incorporated under the laws of the state of Delaware on March 10, 2000. The Company originally intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company has subsequently changed its focus and now intends to acquire and integrate medical billing services companies serving primarily large hospital-related physician practices. Physician billing services encompasses clinical data collection, data input, medical coding and billing, cash collections and accounts receivable management. These services focus on maximizing cash flow by improving the revenue cycle and reducing administrative costs. Their purpose is to assist physicians with the business management functions associated with the delivery of healthcare services, and provide more time for the physician to practice.

Because the Company has not yet generated significant revenues and/or commenced its planned principal operations, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement
No. 7. Accordingly, most of the Company's accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Income Taxes

The Company computes income taxes in accordance with Financial Accounting
Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under
SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Permanent differences arise as a result of the value of stock compensation for tax purposes being lower than the book value of such expenses.
Temporary differences resulted primarily from the accrual of certain liabilities for financial statement purposes, which were not deductible for tax return purposes.

Revenue Recognition

Revenues from consulting and barter transactions are recognized on the accrual basis of accounting as services are rendered. The values ascribed to the barter transactions are based on the value of the services involved, whichever is more readily determinable.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company elected to use the intrinsic value method of accounting as described above, and has adopted the disclosure requirements of
SFAS No. 123.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128
"Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98
("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of February 28, 2002 there were no dilutive shares outstanding; accordingly diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

Financial Instruments

The Company believes the book values of its due to bank, accrued compensation and accounts payable and accrued liabilities approximate their fair values due to their short-term nature. In addition, the Company believes the book value of its note payable approximates its fair value as the interest rate on such obligation approximates the rates at which similar types of borrowing arrangements could be currently obtained. It was not practicable to estimate the fair value of advances to and from stockholder because of the uncertainty surrounding the date the asset and liability will be paid.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $3,077,000 through February 28, 2002, anticipates incurring net losses for the foreseeable future and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing to consummate the combination of four physician billing service companies under non-binding letters of intent entered subsequent to year end. Management believes that the combination of these entities and other future potential business combinations will provide the Company with sufficient cash flow to meet its operating expenses and commitments for the foreseeable future.
However, there is no assurance that the Company will be able to secure this financing and/or overcome various other contingencies incident to the combinations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - NOTE PAYABLE

The note payable consists of an unsecured promissory note that bears interest at
12% per annum and is payable upon demand. Subsequent to year-end the Company defaulted in the payment of this note and is currently in negotiations to settle this obligation.

NOTE D - EQUITY

The Company issued 1,000 shares of its common stock upon incorporation to its founder for $600.

During the period March 10, 2000 (date of incorporation) to February 28, 2002, the Company had the following equity transactions:

        o Sold 1,829,000 shares on February 14, 2001 for approximately $1,800 to an individual who is not an officer, director or employee of the
          Company.

        o Issued 1,457,200 shares on February 14, 2001 to the Company's officers, directors and employees as consideration for services rendered. In connection with these issuances of stock, certain employees have entered into escrow agreements whereby: 55,600 were to be released after one year of employment; and another 55,600 were to be released after two years of employment. During the year ended
          February 28, 2002, these restrictions were waived. As a result, the
          Company has recognized $1,346,000 and $111,200 of stock based compensation expense for the period March 10, 2000(date of incorporation) to February 28, 2001 and the year ended February 28,
          2002, respectively, based upon the initial offering price of $1.00 per share in connection with its prior public offering.

        o Issued 312,800 shares on February 28, 2001 to Synermedics, Inc.
          ("Synermedics"), a company related through common ownership and management, as consideration for a non-refundable license fee under the terms of a royalty agreement discussed at Note G. The Company has recognized $312,800 of stock paid royalty expense in the 2001 statement of operations based upon the offering price of the common stock of $1.00 per share.

        o Sold 100,500 shares at $1.00 per share pursuant to the Company's registration statement on Form SB-2 for up to 500,000 shares of its common stock which was declared effective by the SEC on July
          10, 2001. The offering was on a best efforts, no minimum basis.
          As such, there was no escrow of any of the proceeds of the offering and the Company had the immediate use of any such funds to finance its operations. On December 8, 2001 the Company terminated the offering. In January 2002, the Company's common stock became eligible for quotation on the NASDAQ
          Over-the-Counter Electronic Bulletin Board Trading System under the trading symbol ISPA.

        o Issued 1,000,000 shares on January 22, 2002 to a consulting group as compensation for finding prospective acquisition targets and corresponding financing. The Company has recognized $166,667 of expense in the year ended February 28, 2002, based on a six-month contract term and a fair value on the date of issuance of $0.50 per share.

        o Issued 1,800,000 shares on February 12, 2002 to Synermedics as consideration for a perpetual nonexclusive license to their software -
          see Note G. The Company has recognized $900,000 of expense in the year ended February 28, 2002, based on a fair value on the date of issuance of $0.50 per share.

        o Issued 100,000 shares on February 12, 2002 as consideration for financial consulting and accounting services. The Company has recognized $25,000 of expense in the year ended February 28, 2002 based on a six-month contract term and a fair value on the date of issuance of $0.50 per share.

        o Retired 1,800,000 shares on February 13, 2002 in accordance with a directive from the holder of said stock.

Stock warrants

Pursuant to a certain license agreement, the Company granted certain individuals designated by the licensor warrants to purchase an aggregate of 100,000 shares of its common stock at a price of $1.00 per share. This price was above the stock price at the date of issuance, therefore, compensation expense was not recorded in connection with this transaction. Through February 28, 2002, no warrants were exercised.

Stock option plan

In February 2001, the Company adopted the 2001 Stock Option Plan that provides for the grant to employees, officers, directors and consultants options to purchase up to 400,000 shares of the Company's common stock. Through February
28, 2002, no options were granted under this plan.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

The advances to and from stockholder consist of unsecured advances that bear interest at 5% and are due on demand.

During the period March 10, 2000 (date of incorporation) to February 28, 2001, the Company's management provided various services and a portion of their homes for office space for no consideration. The value of these services and office space has been estimated at $4,000 and are recorded as operating expenses and as capital contributions.

In July 2001, the Company entered into a month-to-month operating lease with a stockholder for its operating facilities for approximately $800 per month. Total rent paid to the stockholder for the year ended February 28, 2002 was approximately $6,400.

NOTE F - INCOME TAXES

The provision for income taxes for the year ended February 28, 2002, and the period March 10, 2000 (date of incorporation) to February 28, 2001 is made up of the following:

                                          2002           2001
        Current                      $        -      $        -
        Deferred                        (72,000)        (10,880)
        Change in valuation reserve      72,000          10,880

        Provision for income taxes   $        -      $        -
                                     ===========     ===========

At February 28, 2002, the Company had approximately $158,000 of unused net operating tax loss carryforwards. These carryforwards expire in various years through the year ended February 28, 2022, however, because utilization of the carryforwards are not reasonably assured, a valuation reserve in an amount equal to the net deferred tax asset has been provided.

At February 28, 2002, the Company had no deferred tax liabilities and its deferred tax asset, using an effective rate of approximately 34%, approximated the following:

                Current deferred tax asset:

                        Accrued compensation             $  29,000
                        Valuation reserve                  (29,000)

                Current deferred tax asset               $       -
                                                         ==========

                Non-current deferred tax asset:

                        Net operating loss carryforward  $  54,000
                        Valuation reserve                  (54,000)

                Non-current deferred tax asset           $       -
                                                         ==========

NOTE G - COMMITMENTS AND CONTINGENCIES

In November 2001, the Company entered into license agreements with MB Software
Solutions, Inc. ("MB") that granted it a nonexclusive right to distribute a physician billing office application and convert it to a web-based platform.
Under the agreements, the Company paid MB a license fee of $15,000, and agreed to remit a fully paid-up license fee of $125,000 no later than July 2002 unless the agreements were earlier terminated in a manner effectuating the reduction or cancellation of the payment obligation. At the same time the Company also signed a professional services agreement with R. E. Gross and Associates LLC to modify this software for a fee of $50,000, of which it paid $11,000. In March 2002, the
Company terminated the professional services agreement for breach of contract, and terminated the software license agreements so as to alleviate its obligation to pay the license fee in accordance with the manner prescribed in the license agreement. As a result, no liabilities have been accrued under these agreements in the accompanying balance sheet.

In February 2001, the Company entered into a license agreement with Synermedics, which granted it the nonexclusive right to distribute certain web-based hospital software applications. As consideration for the licenses, the Company issued
312,800 common shares, and agreed to pay Synermedics a royalty of 10% of any fees they generated from the software.

In February 2002, the agreement with Synermedics was amended. Under the amended agreement, the Company received a perpetual, nonexclusive license to
Synermedics' software in consideration for the issuance of 1,800,000 shares, valued at $0.50 per share, and a license fee of $50,000 payable no later than
July 31, 2002. The Company is not required to generate any minimum amount of sales or customers in order to maintain its non-exclusive rights.

In December 2001, the Company entered into a consulting agreement whereby the
Company is to receive technical assessment and business development services in exchange for 20,000 shares of its common stock and $10,000 payable on June 30,
2002. As of February 28, 2002, no services have been provided and accordingly, no expenses and/or liabilities have s have been included in the accompanying financial statements as a result of this agreement.

________________________________________________________________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our executive officers and directors as of June 21, 2002:

Officers and Directors         Age         Position

Robert Arkin                   48          Chairman, Chief Executive Officer, Chief Financial Officer,
                                           President and Director

James Haught                   55          Chief Operating Officer and Director

Robert Arkin has served as our Chief Executive Officer, President and a director since February 2001, and as Chairman and Chief Financial Officer since June 1,
2002. From August 1998 to February 2001, he was Chief Executive Officer, a
director and founder of SynerMedics, which developed a web portal, applications delivery platform and workflow process automation technology for the hospital industry. From April 1997 to July 1998, Mr. Arkin served as Managing Partner of
Arkin & Merolla, a law firm. Until March 1997 Mr. Arkin was General Counsel
(from June 1995), Executive Vice President and Secretary (from March 1996), director (from April 1996) and Chief Operating Officer (from June 1996) of
Berman Managed Care, Inc., which operated a licensed health plan, rural integrated delivery network, management services organization and hospital coding, utilization review and quality assurance businesses. Mr. Arkin also was a principal in several real estate development and construction projects from
1989 to 1995. Beginning in June 1980, Mr. Arkin engaged in the private practice of law, as a Partner at Stribling, Cunningham, Newlin & Porter from June 1993 to
June 1995; as a Partner at Minkin & Snyder (now Greenberg Traurig) from March
1989 to May 1993; as Of Counsel at Trotter, Smith & Jacobs from September 1986 to February 1989; and at Leonard, Street and Deinard, as a Partner from January
1985 to August 1986, and as an Associate from June 1980 to December 1984. Mr.
Arkin served as the Law Clerk to the Chief Justice of the Supreme Court of
Minnesota from July 1979 to June 1980. Mr. Arkin earned his B.A. (cum laude) and
M.A. from the University of Pennsylvania and his J.D. from the University of
Virginia School of Law where he served as Executive Editor of the Virginia
Journal of International Law. He has authored several articles on technology law and healthcare law issues.

James Haught has served as our Chief Operating Officer since February 2002.
Since May 2002, he has also been employed as a Planner by Eagle Group
International, Inc., a consultant to the U.S. government and military on health services, information technology, logistics and training. From October 2000 until December 2001, he was the Chief Operating Officer of Buildspan Inc., a
software solutions developer. From September 1999 until October 2000, he was a principal of The Haught Group, a management consulting firm. From March 1998 until August 1999, he served as Regional Vice President of Community Physicians
Network, a physician practice management firm. From April 1997 until February
1998, he served as Regional Vice President of Ortholink Physician Inc., a
physician practice management firm. From October 1995 until March 1997, he reserved as Chief Executive Officer of Resurgens Orthopaedics, a single specialty practice that grew from 12 to 63 physicians during his tenure. From
May 1993 to September 1995, he served as Chief Executive Officer of Atlanta
Medical Associates, a physician multispecialty practice that grew from 35 to 56 physicians during his tenure. From August 1990 to April 1993, he served in the
U.S. Army as Colonel and Commanding Officer responsible for the deployment of
U.S. soldiers and equipment to Kuwait and Somalia (April 1991 to April 1993), and as Deputy Chief Of Operations, Plans and Training responsible for logistics management and supervisions of port and inland transportation systems in connection with Operations Desert Shield and Desert Storm (August 1990 to March
1991). Mr. Haught earned his B.S. in Finance and Accounting from the University of Baltimore and his M.B.A. in Finance and International Management from
Marymount University.

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

The Board of Directors met on nine occasions during fiscal 2002. No incumbent member of the Board of Directors attended fewer than 75% of the total number of meetings held by the Board of Directors and the committee(s) on which he served
(during the periods that he served). During fiscal 2002, members of the Board of
Directors received no additional compensation for their services as directors.

Pursuant to Section 16(a) of the Exchange Act, we are required to identify any
Reporting Person (as defined below) that failed to file on a timely basis with the Commission any report that was required to be filed during fiscal 2002 with the Commission pursuant to Section 16(a) of the Exchange Act. Such required filings include a Form 3 (an initial report of beneficial ownership of Common
Stock) and a Form 4 and Form 5 (which reflect changes in beneficial ownership of
Common Stock). For purposes of this 10-KSB, a "Reporting Person" is a person who at any time during fiscal 2002 was (a) one of our directors, (b) one of our executive officers or an executive officer of one of our subsidiaries, (c) a beneficial owner of more than 10% of our common stock or (d) any other person who was subject to Section 16 of the Exchange Act with respect to us. Mr. Arkin and two former executive officers, Christopher Creed and Dennis Gandy, each filed Form 3, but not within 10 days of the date each became a reporting person under the Exchange Act.

ITEM 10 - EXECUTIVE COMPENSATION

None of our executive officers received compensation in excess of $100,000 during fiscal 2002, the preceding fiscal year or since our inception. Currently, we do not have employment or consulting agreements with any of our executive officers. Mr. Arkin provides services on a full-time basis as an employee. Mr.
Haught provides services on a part-time basis as an independent contractor.

                           Summary Compensation Table

                                Annual Compensation                            Long-Term Compensation
                                                                         Awards                      Payouts
  Name and     Year   Salary ($)   Bonus      Other Annual
 Principal                          ($)       Compensation
  Position                                         ($)
                                                               Restricted    Securities     LTIP         All Other
                                                               Stock         Underlying     Payouts     Compensation
                                                               Award(s)     Options/SARs       ($           ($)
                                                                  ($)            (#)

Robert        2002    60,000(1)
Arkin, CEO

(1) Accrued but unpaid at the close of fiscal 2002. On May 31, 2002, we issued
    600,000 shares to Mr. Arkin under our 2002 Stock Incentive Plan in payment of accrued but unpaid salary based upon a price of $.125 per share.

Benefit Plans

2001 Stock Option Plan

In February 2001, our stockholders adopted our 2001 Stock Option Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 400,000 shares of common stock, consisting of both "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and
"non-qualified" options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees. The Plan is administered by our board of directors, which determines those individuals who are to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

The per share exercise price of the common stock subject to an incentive stock option or non-qualified option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option will be established by the board of directors. The aggregate fair market value, determined as of the date the option is granted, of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed
$1,000,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of our stock is eligible to receive any incentive stock options under the Plan unless the option price is at least 110%
of the fair market value of the common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

Incentive stock options may not be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee has three months after such termination during which he or she can exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitations apply to non-qualified options.

Options under the Plan must be granted within ten years from the effective date as amended of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant, and incentive stock options issued to 10% or greater stockholders are limited to five-year terms. Options granted under the Plan may provide for the payment of the exercise price in cash or by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment.
Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may possibly exercise all of his stock options with no additional investment other than his original shares.

Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee become available once again for issuance. To date, we have not granted any options under our Plan.

2002 Stock Incentive Plan

In January 2002, our Board of Directors approved our 2002 Stock Incentive Plan, which provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 4,000,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. The Plan, which is subject to stockholder approval, is administered by our board of directors, which determines those individuals who are to receive awards and the terms thereof. To date, we have issued
2,228,000 shares of common stock pursuant to the Plan, including 600,000 shares that were issued on May 31, 2002 for accrued but unpaid salary compensation to
Robert Arkin, our Chief Executive Officer, and 248,000 shares to Dennis Gandy, our former Chief Technology Officer.

Liability and Indemnification of Officers and Directors

Our Bylaws provides that our directors will not be liable for breach of their fiduciary duty as directors, other than the liability of a director for:

        - An intentional breach of the director's fiduciary duty to our company or our stockholders;

        - Acts or omissions by the director which involve intentional misconduct, fraud or a knowing violation of law; or

        - The payment of an unlawful dividend, stock purchase or redemption.

Our Bylaws also require us to indemnify all persons whom we may indemnify pursuant to the full extent permitted by Delaware law.

Our bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful. Indemnification as provided in our bylaws shall be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct. Insofar as the limitation of, or indemnification for, liabilities arising under the
Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the Commission, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 21, 2002. All shareholders have sole voting and investment power over the shares beneficially owned.

Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options, and each officer and director.

             Name and Address of Beneficial       Amount and Nature of          Percent of Class
                         Owner                    Beneficial Ownership

            Robert Arkin(1)                             1,757,600                     28.00%
            c/o InnerSpace Corporation
            201 Allen Road
            Suite 310
            Atlanta, GA  30328-4864

            All officers and directors as a             2,067,200                     32.94%
            group  (3 persons)

(1) Of the 1,757,600 shares beneficially owned by Mr. Arkin, 6,800 shares are held by each of his three children. Mr. Arkin is presumed to be the beneficial owner of the shares held by members of his immediate family sharing his household; however, he expressly disclaims beneficial ownership with respect to the shares held by his children.

Escrow agreements

Certain individuals previously entered into escrow agreements whereby 312,900 shares were held by us. 176,700 of these shares were to be unconditionally released on February 28, 2002; 55,600 were to be released after one year of employment; and another 55,600 were to be released after two years of employment. On February 28, 2002, we released all 312,900 shares from escrow, subject to the requirement that the individuals refrain from selling their shares in the public market until after February 28, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following list of exhibits includes both exhibits submitted with this Form
10-KSB as filed with the Commission and those incorporated by reference to other filings:

Exhibit Number                               Document

3.1                     Certificate of Incorporation (incorporated by reference to
                        Exhibit 3.1 on Registrant's Registration Statement on Form SB-2,
                        filed on March 28, 2001 and amended on March 29, 2001, May 4,
                        2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)

3.2                     Certificate of Amendment of Certificate of Incorporation
                        (incorporated by reference to Exhibit 3.2 on Registrant's
                        Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5,
                        2001 (File No. 333-577818)

3.3                     Bylaws (incorporated by reference to Exhibit 3.3 on Registrant's
                        Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5,
                        2001 (File No. 333-577818)

4.1                     Subscription Agreement (incorporated by reference to Exhibit 4.1 on Registrant's Registration Statement on Form SB-2, filed on
                        March 28, 2001 and amended on March 29, 2001, May 4, 2001, June
                        15, 2001 and July 5, 2001 (File No. 333-577818)

4.2                     Promissory Note to Health Unified, Inc. dated February 5, 2002

4.3                     Common Stock Purchase Warrant dated February 15, 2002 for 20,000 shares at $1.00 per share to Chris A. Ivaliotes and Mary Ann
                        Ivaliotes, Joint Tenants

4.4                     Common Stock Purchase Warrant dated February 15, 2002 for 29,600 shares at $1.00 per share to Sandra K. Lucius

4.5                     Common Stock Purchase Warrant dated February 15, 2002 for 29,600 shares at $1.00 per share to William W. Rogers Jr. and Elizabeth
                        H. Rogers, Joint Tenants

4.6                     Common Stock Purchase Warrant dated February 15, 2002 for 20,800 shares at $1.00 per share to Kenneth R. Crowe

5.1                     Opinion Regarding Legality and Consent of Counsel (incorporated by reference to Exhibits 5.1 and 23.1 on Registrant's
                        Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5,
                        2001 (File No. 333-577818)

5.2                     Opinion Regarding Legality and Consent of Counsel (incorporated by reference to Exhibits 5.1 and 23.1 on Registrant's
                        Registration Statement on Form S-8, filed on January 10, 2002
                        (File No. 333-76528)

10.1                    2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant's Registration Statement on Form SB-2, filed on
                        March 28, 2001 and amended on March 29, 2001, May 4, 2001, June
                        15, 2001 and July 5, 2001 (File No. 333-577818)

10.2                    Synermedics, Inc. Licensing Agreement (incorporated by reference to Exhibit 10.2 on Registrant's Registration Statement on Form
                        SB-2, filed on March 28, 2001 and amended on March 29, 2001, May
                        4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)

10.3                    Consent of Proposed Directors (incorporated by reference to
                        Exhibit 10.3 on Registrant's Registration Statement on Form SB-2,
                        filed on March 28, 2001 and amended on March 29, 2001, May 4,
                        2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)

10.4                    2002 Stock Incentive Plan (incorporated by reference to Exhibits
                        4.1 on Registrant's Registration Statement on Form S-8, filed on
                        January 10, 2002(File No. 333-76528)

10.5                    Software License Agreement with MB Software Solutions dated as of
                        November 14, 2001

10.6                    Software Source Code License Agreement with MB Software Solutions dated as of November 14, 2001

10.7                    Professional Services Agreement with R. E. Gross and Associates
                        LLC dated November 14, 2001

10.8                    Consulting Agreement with Jay Stulberg dated as of December 1,
                        2001.

10.9                    Consulting Agreement with Steven H. Epstein dated as of December
                        15, 2001

10.10                   Consulting Agreement with Bagswell Capital, LLC dated January 2,
                        2002

10.11                   License Agreement with The KRC Group, Inc. dated as of February
                        15, 2002

10.12                   License Agreement with Synermedics dated as of February 28, 2002

(b)                     Reports on Forms 8-K

The Company filed Form 8-K on January 30, 2002 announcing (1) the termination of our registration statement on Form SB-2 on December 6, 2001, (2) receipt by initial market maker, Public Securities, Inc. of clearance from the NASD to begin trading our common Stock and (3) the commencement of trading of our common stock on the OTC Bulletin Board(R) Service under the symbol, "ISPA."

________________________________________________________________________________

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERSPACE CORPORATION
("Registrant")

By:       /s/ Robert D. Arkin
          Robert D. Arkin
          Chief Executive Officer and
          Chief Financial Officer
          (Principal Accounting Officer)

Date:    July 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert D. Arkin
Robert D. Arkin              Chairman, Chief Executive Officer, Chief Financial
                             Officer, President, and Director

/s/ James P. Haught
James P. Haught              Chief Operating Officer, and Director

