Form 10QSB
period 2002-05-31
INNERSPACE CORP
filed 2002-08-09
CIK 1137204

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                   For the quarterly period ended May 31, 2002

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
  incorporation or organization)

                          201 Allen Road NE, Suite 310
                           Atlanta, Georgia 30328-4864
                    (Address of Principal Executive Offices)

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

                                 YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 31, 2002.
                             6,175,500 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                              Page
Item 1. Financial Statements (unaudited)
        Balance Sheets as of May 31, 2002 and February 28, 2002              3
        Statements of Operations for the three months ended May 31,          4
        2002 and 2001, and the period March 10, 2000 (date of
        incorporation) to May 31, 2002
        Statements of Cash Flows for the three months ended May 31,          5
        2002 and 2001, and the period March 10, 2000 (date of
        incorporation) to May 31, 2002
        Notes to Financial Statements                                        6
Item 2. Management's Discussion and Analysis of Financial Condition          8
        and Results of Operations (including cautionary statement)
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                    11
Item 2. Changes in Securities                                                11
Item 3. Defaults Upon Senior Securities                                      11
Item 4. Submission of Matters to a Vote of Securities Holders                11
Item 5. Other Information                                                    11
Item 6. Exhibits and Reports on Form 8-K                                     11
Signature                                                                    11

                             Innerspace Corporation
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
________________________________________________________________________________________

                                                        May 31,
                                                         2002              February 28,
                                                      (Unaudited)             2002
                    ASSETS

CURRENT ASSETS - Advances to stockholder              $       692          $      7,717

  TOTAL                                               $       692          $      7,717
                                                      ============         =============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Due to bank                                         $     1,049          $      2,828
  Accounts payable and accrued liabilities                 35,595                15,116
  Notes payable, net of discounts of $5,769 and
     $0, respectively                                      29,731                10,000
  Advances from stockholders                               16,000                 6,000
  Accrued compensation                                      6,581                85,081
      Total current liabilities                            88,956               119,025

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 5,000,000
      shares authorized; 0 shares issued and
      outstanding                                               -                     -
  Common stock, $0.0001 par value; 20,000,000
     shares authorized; 6,175,500 and 4,800,500
     shares issued and outstanding, respectively              618                   480
  Additional paid-in capital                            3,572,481             3,324,050
  Deferred stock compensation                            (151,333)             (358,333)
  Deficit accumulated during the development stage     (3,510,030)           (3,077,505)
  Total Stockholders' Deficit                             (88,264)             (111,308)

  TOTAL                                               $       692          $      7,717
                                                      ============         =============

________________________________________________________________________________________

See notes to financial statements

                             Innerspace Corporation
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

___________________________________________________________________________________________________________

                                                                                         For the Period
                                                                                            March 10,
                                                      For the            For the           2000 (date of
                                                   Three-Months       Three-Months       incorporation)
                                                       Ended              Ended                to
                                                      May 31,            May 31,             May 31,
                                                       2002               2001                2002

     REVENUES                                      $         -        $    15,000         $     31,000

     EXPENSES:
     Service and office space - related party                -                  -                4,000
     Stock based compensation - related party                -                  -            1,346,000
     Stock paid royalties                                    -                  -              312,800
     Filing fees                                             -                  -                  600
     Stock based compensation - consulting             341,500                  -            1,544,367
     Professional and consulting                        40,528                905               87,140
     Stock based compensation - management fees         36,000                  -               36,000
     Office expense                                      6,534              1,094               29,335
     Rent                                                3,225              3,725               12,550
     Interest expense                                    3,237                  -                3,237
     Management and secretarial fees                     1,500             28,500              130,500
     License fees                                            -                  -               34,500
          Total Expenses                               432,524             34,224            3,541,029

     NET LOSS                                      $  (432,524)       $   (19,224)        $ (3,510,029)
                                                   ============       ============        =============

     NET LOSS PER SHARE - basic and diluted        $     (0.09)       $     (0.01)
                                                   ============       ============

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
     basic and diluted                               5,084,100          3,600,000
                                                   ============       ============

___________________________________________________________________________________________________________

See notes to financial statements.

                             Innerspace Corporation
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
_____________________________________________________________________________________________________________

                                                                                             For the period
                                                                                             March 10, 2000
                                                     For the three        For the three         (date of
                                                    months ended May     months ended May    incorporation) to
                                                        31, 2002             31, 2001          May 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $   (432,524)         $   (19,224)      $ (3,510,029)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Stock-based expenses                                    377,500                    -          3,239,167
  Non-cash interest expense                                 2,300                    -              2,300
  Other non-cash expenses                                       -                    -              4,000
  Changes in assets and liabilities, net:
    Increase in accounts receivable                             -              (15,000)                 -
    (Decrease) increase in due to bank                     (1,779)                   -              1,049
    Increase in accounts payable and accrued
      liabilities                                          20,478               26,670             35,594
    (Decrease) increase in accrued compensation            (8,500)                   -             76,581

NET CASH USED IN OPERATING ACTIVITIES                     (42,525)              (7,554)          (151,338)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable                           25,500                    -             35,500
     Net increase in advances from stockholders            10,000                5,724             16,000
     Net (increase) decrease in advances to stockholder     7,025                    -             (3,092)
     Issuance of common stock                                   -                    -            102,930

NET CASH PROVIDED BY FINANCING ACTIVITIES                  42,525                5,724            151,338

NET CHANGE IN CASH AND CASH EQUIVALENTS                         -               (1,830)                 -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -                1,830                  -

CASH AND CASH EQUIVALENTS, END OF PERIOD             $          -          $         -       $          -
                                                     =============         ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid for interest                      $          -          $         -       $          -
                                                     =============         ============      =============
         Cash paid for income taxes                  $          -          $         -       $          -
                                                     =============         ============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   FINANCING ACTIVITIES:
          Discount on promissory note                $      5,769          $         -       $      5,769
                                                     =============         ============      =============
         Decrease in amounts due from stockholder
          from the retirement of shares              $          -          $         -       $      2,400
                                                     =============         ============      =============

_____________________________________________________________________________________________________________

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting periods may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Basis of Presentation

The Company's accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United
States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended February 28, 2002 contained in the
Company's Form 10-KSB.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared using accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $3,510,000 through May 31, 2002, anticipates incurring net losses for the foreseeable future and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing to consummate the combination of three physician billing service companies under non-binding letters of intent. Management believes that the combination of these entities and other future potential business combinations will provide the Company with sufficient cash flow to meet its operating expenses and commitments for the foreseeable future. However, there is no assurance that the Company will be able to secure this financing and/or overcome various other contingencies incident to the combinations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - DEBT ISSUED WITH DETACHABLE STOCK PURCHASE WARRANTS

The Company entered into a $25,000 promissory note in May 2002. This note bears interest at the prime rate plus 2%, and is due in November 2002. In connection with the issuance of this debt, the Company issued 60,000 warrants at prices ranging from $0.01 - $0.125. Based on the fair market value of the Company's stock on the date of the transaction, $2,300 was recorded as interest expense and $5,769 was treated as a discount, which will be amortized to interest expense over the expected life of the debt.

NOTE D - RELATED PARTY TRANSACTIONS

The advances to stockholder and from stockholders consist of unsecured advances that bear interest at 5% and are due on demand.

In July 2001, the Company entered into a month-to-month operating lease with a stockholder for its operating facilities for approximately $800 per month. Total rent paid to the stockholder for the three months ended May 31, 2002 was approximately $3,000.

NOTE E - OTHER EQUITY TRANSACTIONS

The Company had the following equity transactions for the three months ended May
31, 2002:

o       Issued 80,000 and 300,000 shares on March 12, 2002 and April 15, 2002, respectively, to a consulting group as compensation for finding prospective acquisition targets and corresponding financing. Based on a six-month contract term and the fair value on the dates of issuance of $0.35 and
        $0.25 per share, respectively (approximately $103,000), $39,000 was expensed during the quarter and $64,000 was deferred, which will be amortized over the remaining life of the contract.

o       Issued 20,000 shares on April 1, 2002 as consideration to a consultant for assisting the Company with business development and product evaluation.
        Based on a three-month contract term and the fair value on the date of issuance of $0.50 per share, $10,000 was expensed during the quarter.

o       Issued 75,000 shares on May 7, 2002 as consideration to a consultant for finding prospective acquisition targets and corresponding financing. Based on a 30-day contract term and the fair value on the date of issuance of
        $0.20 per share, $15,000 was expensed during the quarter.

o       Issued 4,000 shares on May 29, 2002 as consideration to a consultant for software development. Based on a 30-day contract term and the fair value on the date of issuance of $0.125 per share, $500 was expensed during the quarter.

o       Issued 48,000 shares on May 29, 2002 as consideration to a consultant for legal services. Based on a three-month contract term and the fair value on the date of issuance of $0.125 per share (approximately $6,000), $2,000 was expensed during the quarter and $4,000 was deferred, which will be amortized over the remaining life of the contract.

o       Issued 848,000 shares on May 29, 2002 to the Company's officers, directors and employees as consideration for unpaid wages of approximately $106,000, which is based on a fair value on the date of issuance of $0.125 per share.
        Approximately $36,000 of these wages was for services rendered during the three months ended May 31, 2002, and was expensed accordingly. The remainder was for services rendered and expensed in prior periods.

For the three months ended May 31, 2002, the Company amortized to stock-based compensation expense approximately $341,500 of deferred stock compensation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2002 and the financial statements as of and for the three months ended May 31, 2002 and 2001 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain stockholder advances, we have no assets. In addition, we have no revenues for the three months ended May 31, 2002, and our total expenses for that period were approximately $440,000. This amount includes non-cash compensation of approximately $377,500 and unpaid management and secretarial fees of approximately $1,500.

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

Results of Operations

Quarter Ended May 31, 2002 Compared To Quarter Ended May 31, 2001

Net Sales

Net sales for the quarter ended May 31, 2002 decreased from $15,000 to $0, or
100% when compared to net sales for the quarter ended May 31, 2001. This decrease occurred because the Company stopped offering consulting services.

Operating Expenses

Total operating expenses increased approximately $400,000, or 2,187%, from approximately $30,000 for the three months ended May 31, 2001 to approximately
$440,000 for the three months ended May 31, 2002. This increase reflects an increase in stock-based compensation, professional fees and other office expense from the prior year.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we used approximately $150,000 of cash for operating activities, which has been primarily funded by investments of $102,000 from our shareholders, $35,500 of loans from third parties and $16,000 of shareholder advances. As of May 31,
2002, we had no cash and owed the bank $1,049 as an overdraft. Our existing majority shareholders have verbally agreed to pay our offering expenses until we can raise additional funds.

On March 5, 2002, we defaulted in the payment of the principal amount of $10,000 plus accrued interest at the rate of 12% per annum to Health Unified, Inc. under a Promissory Note. We are currently in negotiations with Health Unified regarding the settlement of this obligation.

We do not have commitments for any capital expenditures for fiscal ending 2003 except as follows:

On July 31, 2002, we are obligated to pay Synermedics $50,000 for a fully paid up license for its technology. As of today's date, we do not have the funds with which to make this payment. As a result, unless the payment is made by the due date, Synermedics has the right to terminate the license. Our current business plan provides for funding solely through the sale of securities and personal loans from management in an amount sufficient to maintain a minimum operating level until such time as additional investment capital becomes available. Our efforts will be concentrated on finding one or more companies to merge with or acquire. However, we can provide no assurances as to when or if such transactions will occur. Readers are referred to the cautionary statement, which addresses forward-looking statements.

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

                                       10

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

SIGNATURE           TITLE                                            DATE

/s/ Robert Arkin    Director, president, chief accounting officer    August 8, 2002