Form 10QSB
period 2002-08-30
INNERSPACE CORP
filed 2002-10-22
CIK 1137204

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                 For the quarterly period ended August 31, 2002

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

                                YES (X) NO ( )

Indicate the number of shares  outstanding  of each of the  issuer's  classes of stock as of August 31, 2002.
                             6,275,500 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (unaudited)
         Balance Sheets as of August 31, 2002 and February 28, 2002         3

         Statements of Operations for the three and six months              4
         ended August 31, 2002 and 2001, and the period March 10,
         2000 (date of incorporation) to August 31, 2002

         Statements of Cash Flows for the three and six months              5
         ended August 31, 2002 and 2001, and the period March 10,
         2000 (date of incorporation) to August 31, 2002

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition        8
         and Results of Operations (including cautionary statement)

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                  11
Item 2.  Changes in Securities                                              11
Item 3.  Defaults Upon Senior Securities                                    11
Item 4.  Submission of Matters to a Vote of Securities Holders              11
Item 5.  Other Information                                                  11
Item 6.  Exhibits and Reports on Form 8-K                                   11
Signature                                                                   11

                                       2

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
_______________________________________________________________________________________

                                                          August 31,
                                                             2002         February 28,
                                                         (Unaudited)          2002
                             ASSETS

CURRENT ASSETS:
  Cash                                                  $      1,008     $          -
  Advances to stockholder                                        692            7,717

  TOTAL                                               $      1,700     $      7,717
                                                        =============    =============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Due to bank                                           $          -     $      2,828
  Accounts payable and accrued liabilities                    33,988           15,116
  Notes payable, net of discounts of $2,622
    and $0, respectively                                      32,878           10,000
  Advances from stockholders                                  98,483            6,000
  Accrued compensation                                        31,581           85,081
      Total current liabilities                              196,930          119,025

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 5,000,000 shares
    authorized; 0 shares issued and outstanding                    -                -
  Common stock, $0.0001 par value; 20,000,000 shares
    authorized; 6,275,500 and 4,800,500 shares issued
    and outstanding, respectively                                628              480
  Additional paid-in capital                               3,584,971        3,324,050
  Deferred stock compensation                                      -         (358,333)
  Deficit accumulated during the development stage        (3,780,829)      (3,077,505)
  Total Stockholders' Deficit                               (195,230)        (111,308)

  TOTAL                                                 $      1,700     $      7,717
                                                        =============    =============

_______________________________________________________________________________________

See notes to financial statements

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                               For the Period
                                                                                                                               March 10, 2000
                                                                                                            For the Six           (date of
                                            For the Three         For the Three        For the Six          Months Ended        incorporation)
                                            Months Ended          Months Ended        Months Ended           August 31,         to August 31,
                                           August 31, 2002       August 31, 2001     August 31, 2002            2001                 2002

REVENUES                                   $            -      $        15,000     $             -       $       30,000      $         31,000

EXPENSES:
   Service and office space - related
     party                                               -                   -                   -                    -                 4,000
   Stock based compensation - related
     party                                               -                   -                   -                    -             1,346,000
   Stock paid royalties                                  -                   -                   -                    -               312,800
   Filing fees                                           -                   -                   -                    -                   600
   Stock based compensation
     -consulting fees                              163,833                   -             505,333                    -             1,708,200
   Provision for loan losses                        59,000                   -              59,000                    -                59,000
   Professional and consulting                      10,868               3,300              51,396                4,205                98,008
   Stock based compensation-
     management compensation                             -                   -              36,000                    -                36,000
   Office expense                                    5,608               3,283              12,142                4,377                34,943
   Rent                                              1,900                 800               5,125                4,525                14,450
   Interest expense                                  4,591                   -               7,828                    -                 7,828
   Management and secretarial fees                  25,000              28,500              26,500               57,000               155,500
   License fees                                          -                   -                   -                    -                34,500
     Total Expenses                                270,800              35,883             703,324               70,107             3,811,829

OTHER INCOME - interest income                         461                   -                 461                    -                   461

NET LOSS                                   $      (270,800)    $       (20,883)    $      (703,324)      $      (40,107)     $     (3,780,829)
                                           ================    ================    ================      ===============     =================

NET LOSS PER SHARE - basic and diluted     $         (0.04)    $         (0.01)    $         (0.11)      $        (0.01)
                                           ================    ================    ================      ===============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - basic and diluted               6,270,000           3,608,800           6,275,500            3,604,400
                                           ================    ================    ================      ===============

See notes to financial statements.

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the                                            For the period
                                                                                three         For the six       For the six       March 10, 2000
                                                              For the           months           months            months            (date of
                                                           three months         ended            ended             ended          incorporation)
                                                           ended August       August 31,       August 31,        August 31,       to August 31,
                                                             31, 2002            2001             2002              2001               2002
Cash Flows From Operating Activities:
  Net loss                                               $    (270,800)    $    (20,883)    $   (703,324)     $    (40,107)    $     (3,780,829)                          $
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Common stock issued for services                            163,833                -          541,333                 -            3,403,000
   Provision for loan losses                                    59,461                -           59,461                 -               59,461
   Non-cash interest expense                                     3,147                -            5,447                 -                5,447
   Other non-cash expense                                            -                -                -                 -                4,000
    Changes in assets and liabilities, net:
     Increase in accounts receivable                                 -                -                -           (15,000)                   -
     Increase in interest receivable                              (461)               -             (461)                -                 (461)
     (Decrease) increase in due to bank                         (1,049)           7,500           (2,828)           34,170                    -
     (Decrease) increase in accounts payable and accrued
       expenses                                                 (1,606)               -           18,872                 -               33,988
     Increase in accrued compensation                           25,000                -           16,500                 -              101,581
    Net adjustments                                            248,325            7,500          638,324            19,170            3,607,016
Net Cash Used in Operating Activities                          (22,475)         (13,383)         (65,000)          (20,937)            (173,813)

Cash Flows From Financing Activities:
 Issuance of note receivable                                   (59,000)               -          (59,000)                -              (59,000)
 Issuance of common stock                                            -           29,000                -            29,000              102,930
 Proceeds from note payable                                          -                -           25,500                                 35,500
 Net increase (decrease)in advances from stockholders           82,483           (5,724)          92,483                 -               98,483
 Net (increase) decrease in advances to stockholder                  -                -            7,025                 -               (3,092)
Net Cash Provided by Financing Activities                       23,483           23,276           66,008            29,000              174,821

Net Increase in Cash and Cash Equivalents                        1,008            9,893            1,008             8,063                1,008

Cash and Cash Equivalents at Beginning of Period                     -                -                -             1,830                    -

Cash and Cash Equivalents at End of Period               $       1,008     $      9,893     $      1,008      $      9,893     $          1,008                          $
                                                         ==============    =============    =============     =============    =================

Supplemental disclosure of cash
   flow information:
   Cash paid for interest                                $           -     $          -     $          -      $          -     $              -                          $
                                                         ==============    =============    =============     =============    =================

   Cash paid for income taxes                            $           -     $          -     $          -      $          -     $              -                          $
                                                         ==============    =============    =============     =============    =================

See notes to financial statements.

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

InnerSpace Corporation (the "Company") was incorporated under the laws of the state of Delaware on March 10, 2000. The Company originally intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company has subsequently changed its focus and now intends to acquire and integrate medical billing services companies primarily serving large hospital-related physician practices. Physician billing services encompasses clinical data collection, data input, medical coding and billing, cash collections and accounts receivable management. These services focus on maximizing cash flow by improving the revenue cycle and reducing administrative costs. Their purpose is to assist physicians with the business management functions associated with the delivery of healthcare services, and provide more time for the physician to practice.

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared using accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $3,780,000 through August 31, 2002, anticipates incurring net losses for the foreseeable future and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing to consummate the combination of three physician billing services companies under non-binding letters of intent, but thus far its efforts have been unsuccessful and the letters of intent have expired. If the Company is successful in acquiring the aforementioned billing services companies, management believes that the combination of these entities and other future potential business combinations will provide the Company with sufficient cash flow to meet its operating expenses and commitments for the foreseeable future.
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

NOTE C - LOANS RECEIVABLE

The Company issued an unsecured $59,000 promissory note to an unrelated party during the six months ended August 31, 2002. This note earns interest at the prime rate plus 2%, and is due on demand. This note and the related interest was deemed uncollectible and is fully reserved at August 31, 2002.

NOTE D - DEBT ISSUED WITH DETACHABLE STOCK PURCHASE WARRANTS

The Company entered into a $25,000 promissory note in May 2002. This note bears interest at the prime rate plus 2%, and is due in November 2002. In connection with the issuance of this debt, the Company issued 60,000 warrants at prices ranging from $0.01 - $0.125. Based on the fair market value of the Company's stock on the date of the transaction, $2,300 was recorded as interest expense and $5,769 was treated as a discount, which will be amortized to interest expense over the expected life of the debt. During the six months ended August
31, 2002, approximately $3,100 of the discount was amortized to interest expense.

NOTE E - RELATED PARTY TRANSACTIONS

The advances to stockholder and from stockholders consist of unsecured advances that bear interest at 5% and are due on demand.

In July 2001, the Company entered into a month-to-month operating lease with a stockholder for its operating facilities for approximately $800 per month. Total rent paid to the stockholder for the three and six months ended August 31, 2002 was approximately $1,900 and $5,125, respectively.

NOTE E - OTHER EQUITY TRANSACTIONS

The Company had the following equity transaction for the periods ended August
31, 2002:

        o Issued 80,000 and 300,000 shares on March 12, 2002 and April
          15, 2002, respectively, to a consulting group as compensation for finding prospective acquisition targets and corresponding financing. Based on a six-month contract term and the fair value on the dates of issuance of $0.35 and $0.25 per share, on March 12,
          2002 and April 15, 2002, respectively, $64,000 and $103,000 was expensed for the three and six months ended August 31, 2002, respectively.

        o Issued 20,000 shares on April 1, 2002 as consideration to a consultant for assisting the Company with business
          development and product evaluation. Based on a three-month contract term and the fair value on the date of issuance of
          $0.50 per share, $0 and $10,000 was expensed during the three and six months ended August 31, 2002, respectively.

        o Issued 75,000 shares on May 7, 2002 as consideration to a consultant for finding prospective acquisition targets and corresponding financing. Based on a 30-day contract term and the fair value on the date of issuance of $0.20 per share,
          $0 and $15,000 was expensed during the three and six months ended August 31, 2002, respectively.

        o Issued 4,000 shares on May 29, 2002 as consideration to a consultant for software development. Based on a 30-day
          contract term and the fair value on the date of issuance of
          $0.125 per share, $0 and $500 was expensed during the three and six months ended August 31, 2002, respectively.

        o Issued 48,000 shares on May 29, 2002 as consideration to a consultant for legal services. Based on a three-month
          contract term and the fair value on the date of issuance of
          $0.125 per share, approximately $4,000 and $6,000 was expensed suring the three and six months ended August 31, 2002, respectively.

        o Issued 848,000 shares on May 29, 2002 to the Company's
          officers, directors and employees as consideration for
          unpaid wages of approximately $106,000, which is based on a fair value on the date of issuance of $0.125 per share.
          Approximately $0 and $36,000 of these wages was for services rendered during the three and six months ended August 31, 2002, respectively, and was expensed accordingly. The remainder was for services rendered and expensed in prior periods.

        o Issued 100,000 shares on June 6, 2002 as consideration to a consultant for business development and corporate financial advice. Based on a 90-day term and the fair value on the
          date of issuance of $0.125 per share, $0 and $12,500 was expensed during the three and six months ended August 31, 2002, respectively.

For the three and six months ended August 31, 2002, the Company amortized approximately $151,333 and $492,833, respectively, of deferred stock compensation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2002 and the financial statements as of and for the three and six months ended August 31, 2002 and 2001 included with this Form
10-QSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain stockholder advances, we have no assets. In addition, we have no revenues for the three and six months ended August 31, 2002, and our total expenses for those periods were approximately $270,800 and $703,300, respectively. This amount includes non-cash compensation of approximately $163,800 and $541,300, respectively, and unpaid management and secretarial fees of approximately $0 and
$1,500, respectively.

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

The information appearing below relates to prior periods, the results of operations, which primarily reflect general and administrative expenses associated with continuing administration and are not necessarily indicative of the results, which may be expected for any subsequent periods. No inferences as to future performance should be drawn.

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

Currently, we have executed letters of intent to merge with or acquire three physician billing services companies, which letters of intent have since expired.
These transactions will require approximately $3 million to close, assuming the companies remain interested in merging with us.  Because of our nominal assets and limited financial resources, we believe our participation in such transactions is dependent upon our ability to obtain the requisite financiang on reasonable satisfactory terms.  It is impossible to predict when, or if, these transactions will be consummated.  We consider improbable the likelihood of consummating the transactions described in the letters of intent unless we obtain financing.
We can provide no assurance that we can obtain financing on any terms or on temrs that we find acceptable.

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

Results of Operations

Quarter Ended August 31, 2002 Compared To Quarter Ended August 31, 2001

Net Sales

Net sales for the quarter ended August 31, 2002 decreased from $15,000 to $0, or 100% when compared to net sales for the quarter ended August 31, 2001. This decrease occurred because the Company stopped offering consulting services.

Operating Expenses

Total operating expenses increased approximately $234,800, or 652%, from approximately $36,000 for the three months ended August 31, 2001 to approximately $270,800 for the three months ended August 31, 2002. This increase reflects an increase in stock-based compensation, professional fees and other office expense from the prior year.

Six Months Ended August 31, 2002 Compared To Six Months Ended August 31, 2001

Net Sales

Net sales for the six months ended August 31, 2002 decreased from $30,000 to $0, or 100% when compared to net sales for the six months ended August 31, 2001.
This decrease occurred because the Company stopped offering consulting services.

Operating Expenses

Total operating expenses increased approximately $633,300, or 905%, from approximately $70,000 for the six months ended August 31, 2001 to approximately
$703,300 for the six months ended August 31, 2002. This is due to an increase in stock-based compensation, professional fees and other office expense from the prior year.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we used approximately $174,000 of cash for operating activities, which has been primarily funded by investments of $103,000 from our shareholders, $35,500 of loans from third parties and $98,500 of shareholder advances. As of August 31,
2002, we had approximately $1,000 cash. Our existing majority shareholders have verbally agreed to pay our offering expenses until we can raise additional funds.

On March 5, 2002, we defaulted in the payment of the principal amount of $10,000 plus accrued interest at the rate of 12% per annum, to Health Unified, Inc. under a Promissory Note. We are currently in negotiations with Health Unified regarding the settlement of this obligation.

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

    NONE

Item 5.  Other Information

    NONE

Item 6.  Exhibits and Reports on Form 8-K

    NONE

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innerspace Corporation

By /s/ Robert Arkin, President
       Robert Arkin, President

CERTIFICATIONS

I, Robert Arkin, certify that:

1.  I have reviewed this quarterly report on Form 10QSB of Innerspace
    Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 21, 2002

/s/ Robert Arkin
    Robert Arkin
    Chief Financial Officer