Form 10QSB/A
period 2002-08-31
INNERSPACE CORP
filed 2002-10-23
CIK 1137204

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB/A

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

                                 YES ( ) NO (X)

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB/A

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
Cash Flows From Operating Activities:
  Net loss                                               $    (270,800)    $    (20,883)    $   (703,324)     $    (40,107)    $     (3,780,829)                          $
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Common stock issued for services                            163,833                -          541,333                 -            3,403,000
   Provision for loan losses                                    59,000                -           59,000                 -               59,000
   Non-cash interest expense                                     3,147                -            5,447                 -                5,447
   Other non-cash expense                                            -                -                -                 -                4,000
    Changes in assets and liabilities, net:
     Increase in accounts receivable                                 -                -                -           (15,000)                   -
     (Decrease) increase in due to bank                         (1,049)           7,500           (2,828)           34,170                    -
     (Decrease) increase in accounts payable and accrued
       expenses                                                 (1,606)               -           18,872                 -               33,988
     Increase in accrued compensation                           25,000                -           16,500                 -              101,581
    Net adjustments                                            248,325            7,500          638,324            19,170            3,607,016
Net Cash Used in Operating Activities                          (22,475)         (13,383)         (65,000)          (20,937)            (173,813)

Cash Flows From Financing Activities:
 Issuance of note receivable                                   (59,000)               -          (59,000)                -              (59,000)
 Issuance of common stock                                            -           29,000                -            29,000              102,930
 Proceeds from note payable                                          -                -           25,500                                 35,500
 Net increase (decrease)in advances from stockholders           82,483           (5,724)          92,483                 -               98,483
 Net (increase) decrease in advances to stockholder                  -                -            7,025                 -               (3,092)
Net Cash Provided by Financing Activities                       23,483           23,276           66,008            29,000              174,821

Net Increase in Cash and Cash Equivalents                        1,008            9,893            1,008             8,063                1,008

Cash and Cash Equivalents at Beginning of Period                     -                -                -             1,830                    -

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

NOTE C - LOANS RECEIVABLE

The Company issued an unsecured $59,000 promissory note to an unrelated party during the six months ended August 31, 2002. This note earns interest at the prime rate plus 2%, and is due on demand. This note was deemed uncollectible and is fully reserved at August 31, 2002.

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

NOTE F - OTHER EQUITY TRANSACTIONS

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

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain stockholder advances, we have no assets. In addition, we have no revenues for the three and six months ended August 31, 2002, and our total expenses for those periods were approximately $270,800 and $703,300, respectively. This amount includes non-cash compensation of approximately $163,800 and $541,300, respectively, and unpaid management and secretarial fees of approximately
$25,000 and $26,500, respectively.

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

Date:  October 22, 2002

/s/ Robert Arkin
    Robert Arkin
    Chief Financial Officer and CEO