Form 10QSB
period 2002-11-30
INNERSPACE CORP
filed 2003-02-06
CIK 1137204

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                   FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

                                YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of January 29, 2003
                            11,275,500 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                             INNERSPACE CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                         PAGE
Item 1.  Financial Statements (unaudited)
         Balance Sheet as of November 30, 2002                            3
         Statements of Operations for the three and nine months ended November 30, 2002 and 2001, and the period March 10, 2000
         (date of incorporation) to November 30, 2002                     4
         Statements of Cash Flows for the three and nine months ended November 30, 2002 and 2001, and the period March 10, 2000
         (date of incorporation) to November 30, 2002                     5
         Notes to Financial Statements                                    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (including cautionary statement)       8
Item 3.  Controls and Procedures
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                               11
Item 2.  Changes in Securities                                           11
Item 3.  Defaults Upon Senior Securities                                 11
Item 4.  Submission of Matters to a Vote of Securities Holders           11
Item 5.  Other Information                                               11
Item 6.  Exhibits and Reports on Form 8-K                                11
Signature                                                                11
Certifications

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

--------------------------------------------------------------------------

                                                             November 30,
                                                                 2002
                                                              (Unaudited)
                                                            --------------
                      ASSETS
                      ------

CURRENT ASSETS:
  Cash                                                      $          12
                                                            --------------

  TOTAL                                                     $          12
                                                            ==============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                  $      28,914
  Notes payable                                                    36,728
  Advances from stockholders                                      103,181
  Accrued compensation                                             31,581
                                                            --------------
    Total current liabilities                                     200,404
                                                            --------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 5,000,000 shares
    authorized; 0 shares issued and outstanding                         -
  Common stock, $0.0001 par value; 20,000,000 shares
    authorized; 6,275,500 and 4,800,500 shares issued and
    outstanding, respectively                                         628
  Additional paid-in capital                                    3,584,971
  Deficit accumulated during the development stage             (3,785,991)
                                                            --------------
  Total Stockholders' Deficit                                    (200,392)
                                                            --------------

  TOTAL                                                     $          12
                                                            ==============

================================================================================
See notes to financial statements.

                                                INNERSPACE CORPORATION
                                           (A Development Stage Enterprise)

                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                                      For the Period
                                    For the Three    For the Three                                    March 10, 2000
                                       Months           Months        For the Nine    For the Nine       (date of
                                        Ended            Ended        months ended    months ended    incorporation)
                                      November         November       November 30,      November       to November
                                      30, 2002         30, 2001           2002          30, 2001         30, 2002
                                   ===============  ===============  ==============  ==============  ================
REVENUES                           $            -   $            -   $           -   $      30,000   $        31,000
                                   ---------------  ---------------  --------------  --------------  ----------------
EXPENSES:
  Service and office space -
    related party                               -                -               -               -             4,000
  Stock based compensation -
    related party                               -                -               -               -         1,346,000
  Stock paid royalties                          -                -               -               -           312,800
  Filing fees                                   -                -               -               -               600
  Stock based compensation -
    consulting fees                             -                -         505,333               -         1,708,200
  Provision for loan losses                 2,622                -          61,622               -            61,622
  Professional and consulting                   -           32,575          51,396          36,780            98,008
  Stock based compensation -
    management compensation                     -                -          36,000               -            36,000
  Office expense                              244            3,713          12,386           8,090            35,187
  Rent                                      1,068            2,400           6,193           6,925            15,518
  Interest expense                          1,228                -           9,056               -             9,056
  Management and secretarial fees               -           28,500          26,500          85,500           155,500
  License fees                                  -           25,625               -          25,625            34,500
                                   ---------------  ---------------  --------------  --------------  ----------------
    Total Expenses                          5,162           92,813         708,486         162,920         3,816,991
                                   ---------------  ---------------  --------------  --------------  ----------------

NET LOSS                           $       (5,162)  $      (92,813)  $    (708,486)  $    (132,920)  $    (3,785,991)
                                   ===============  ===============  ==============  ==============  ================

  NET LOSS PER SHARE -
    basic and diluted              $        (0.01)  $        (0.03)  $       (0.12)  $       (0.04)             (.60)
                                   ===============  ===============  ==============  ==============  ================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING - basic and
  diluted                               6,275,500        3,631,000       6,275,500       3,613,400         6,275,000
                                   ===============  ===============  ==============  ==============  ================
=====================================================================================================================

See notes to financial statements.

                                                  INNERSPACE CORPORATION
                                              (A Development Stage Enterprise)

                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                               For the
                                                                                                               period
                                                                                                              March 10,
                                                            For the     For the     For the     For the         2000
                                                             three       three        nine        nine        (date of
                                                             months      months      months      months    incorporation)
                                                             ended       ended       ended       ended           to
                                                            November    November    November    November    November 30,
                                                            30, 2002    30, 2001    30, 2002    30, 2001        2002
                                                           ----------  ----------  ----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (5,162)  $ (92,813)  $(708,486)  $(132,920)  $   (3,785,991)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Common stock issued for services                             -           -     541,333           -        3,403,000
      Provision for loan losses                                2,622           -      61,622           -           61,622
      Non-cash interest expense                                    -           -       5,447           -            5,447
      Other non-cash expense                                       -           -           -           -            4,000
       Changes in assets and liabilities, net:
        Decrease in accounts receivable                            -      15,000           -           -                -
        (Decrease) increase in due to bank                         -           -      (2,828)          -                -
        (Decrease) increase in accounts payable and           (3,846)          -      15,026           -           30,142
          accrued liabilities
        Increase in accrued compensation/liabilities               -      17,536      16,500      51,706          101,581
                                                           ----------  ----------  ----------  ----------  ---------------
       Net adjustments                                        (1,224)     32,536     637,100      51,706        3,605,792
                                                           ----------  ----------  ----------  ----------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                         (6,386)    (60,277)    (71,386)    (81,214)        (180,199)
                                                           ----------  ----------  ----------  ----------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of note receivable                                      -           -     (59,000)          -          (59,000)
                                                           ----------  ----------  ----------  ----------  ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES
                                                                   -           -     (59,000)          -          (59,000)
                                                           ----------  ----------  ----------  ----------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                         -      71,500           -     100,500          102,930
  Proceeds from note payable                                       -           -      25,500           -           35,500
  Net increase (decrease) in advances from                     5,390                  97,873           -          103,873
    stockholders
Net (increase) decrease in advances to stockholder                 -           -       7,025           -           (3,092)
                                                           ----------  ----------  ----------  ----------  ---------------
NET CASH PROVIDED BY FINANCING                                 5,390      71,500     130,398     100,500          239,211
  ACTIVITIES                                               ----------  ----------  ----------  ----------  ---------------

NET INCREASE IN CASH AND CASH                                   (996)                     12      19,286               12
  EQUIVALENTS                                                             11,223

CASH AND CASH EQUIVALENTS, BEGINNING                           1,008       9,893           -       1,830                -
  OF PERIOD                                                ----------  ----------  ----------  ----------  ---------------

CASH AND CASH EQUIVALENTS, END OF                          $      12   $  21,116   $      12   $  21,116   $           12
  PERIOD                                                   ==========  ==========  ==========  ==========  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                   $       -   $       -   $       -   $       -   $            -
                                                           ==========  ==========  ==========  ==========  ===============
  Cash paid for income taxes                               $       -   $       -   $       -   $       -   $            -
                                                           ==========  ==========  ==========  ==========  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Discount on promissory note                              $       -   $       -   $   5,447   $       -   $        5,447
                                                           ==========  ==========  ==========  ==========  ===============
  Decrease in amounts due to stockholder from the          $       -   $       -   $       -   $       -   $            -
    retirement of shares                                   ==========  ==========  ==========  ==========  ===============
==========================================================================================================================

See notes to financial statements.

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

FORMATION AND OPERATIONS OF THE COMPANY

InnerSpace Corporation (the "Company") was incorporated under the laws of the state of Delaware on March 10, 2000. The Company originally intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company has subsequently changed its focus and is seeking potential acquisitions in the health care industry.

Because the Company has not yet generated significant revenues and/or commenced its planned principal operations, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, most of the Company's accounting policies and procedures have not yet been established.

2.  Summary of Significant Accounting Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Net Income Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The Company issued 60,000 warrants at prices ranging from $0.01 - $0.125. When the warrants are exercised and common stock is issued this conversion will dilute our earnings per share.


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

Stock-Based Compensation

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25.

Basis of Presentation

The Company's accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. The accompanying financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended February 28, 2002 contained in the Company's Form 10-KSB.

3. GOING CONCERN

The accompanying financial statements have been prepared using accounting principals generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $3,785,990 through November 30, 2002, anticipates incurring net losses for the foreseeable future and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. There is no assurance that the Company will be able to secure this financing and/or overcome various other contingencies. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.  LOANS RECEIVABLE

The Company issued an unsecured $59,000 promissory note to an unrelated party during the nine months ended November 30, 2002. This note earns interest at the prime rate plus 2%, and is due on demand. This note was deemed uncollectible and is fully reserved at November 30, 2002.

5.  DEBT ISSUED WITH DETACHABLE STOCK PURCHASE WARRANTS

The Company entered into a $25,000 promissory note in May 2002. This note bears interest at the prime rate plus 2%, and is due in November 2002. In connection with the issuance of this debt, the Company issued 60,000 warrants at prices ranging from $0.01 - $0.125. Based on the fair market value of the Company's stock on the date of the transaction, $2,300 was recorded as interest expense and $5,769 was treated as a discount, which will be amortized to interest expense over the expected life of the debt. During the nine months ended November 30, 2002, approximately $3,100 of the discount was amortized to interest expense.

6.  RELATED PARTY TRANSACTIONS

The advances to stockholder and from stockholders consist of unsecured advances that bear interest at 5% and are due on demand.

In July 2001, the Company entered into a month-to-month operating lease with a stockholder for its operating facilities for approximately $800 per month. Total rent paid to the stockholder for the three and nine months ended November 30, 2002 was approximately $1,067 and $6,193, respectively.

7.  OTHER EQUITY TRANSACTIONS

The Company had the following equity transaction for the periods ended November 30, 2002:

     - Issued 80,000 and 300,000 shares on March 12, 2002 and April 15, 2002, respectively, to a consulting group as compensation for finding prospective acquisition targets and corresponding financing. Based on a six-month contract term and the fair value on the dates of issuance of $0.35 and $0.25 per share, on March 12, 2002 and April 15, 2002, respectively, approximately $0 and $103,000 was expensed for the three and nine months ended November 30, 2002, respectively.

     - Issued 20,000 shares on April 1, 2002 as consideration to a consultant for assisting the Company with business development and product evaluation. Based on a three-month contract term and the fair value on the date of issuance of $0.50 per share, $0 and $10,000 was expensed during the three and nine months ended November 30, 2002, respectively.

     - Issued 75,000 shares on May 7, 2002 as consideration to a consultant for finding prospective acquisition targets and corresponding financing. Based on a 30-day contract term and the fair value on the date of issuance of $0.20 per share, $0 and $15,000 was expensed during the three and nine months ended November 30, 2002, respectively.

     - Issued 4,000 shares on May 29, 2002 as consideration to a consultant for software development. Based on a 30-day contract term and the fair value on the date of issuance of $0.125 per share, $0 and $500 was expensed during the three and nine months ended November 30, 2002, respectively.

     - Issued 48,000 shares on May 29, 2002 as consideration to a consultant for legal services. Based on a three-month contract term and the fair value on the date of issuance of $0.125 per share, approximately $0 and $6,000 was expensed during the three and nine months ended November 30, 2002, respectively.

     - Issued 848,000 shares on May 29, 2002 to the Company's officers, directors and employees as consideration for unpaid wages of approximately $106,000, which is based on a fair value on the date of issuance of $0.125 per share. Approximately $0 and $36,000 of these wages were for services rendered during the three and nine months ended November 30, 2002, respectively and was expensed accordingly. The remainder was for services rendered and expensed in prior periods.

     - Issued 100,000 shares on June 6, 2002 as consideration to a consultant for business development and corporate financial advice. Based on a 90-day term and the fair value on the date of issuance of $0.125 per share, $0 and $12,500 was expensed during the three and nine months ended November 30, 2002.

For the three and nine months ended November 30, 2002, the Company amortized approximately $0 and $541,333 respectively, of deferred stock compensation.

Additional  Information

     Innerspace files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
                 ------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Special Note on Forward-Looking Statements" below.

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officer or agents, contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements may appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability to successfully identify, consummate and integrate a potential business combination at reasonable and anticipated costs; (ii) any material inability to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our continued positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (v) any increased competition in business; (vi) any inability to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events. The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2002 and the financial statements as of and for the three and nine months ended November 30, 2002 and 2001 included with this Form 10-QSB.

The information appearing below relates to prior periods, the results of operations which primarily reflect general and administrative expenses associated with continuing administration, and are not necessarily indicative of the results, which may be expected for any subsequent periods. No inferences as to future performance should be drawn.

We comply with all reporting requirements included in the Exchange Act. These requirements include our duty to file audited financial statements as part of or within 60 days following the due date for filing a Form 8-K or within 15 days following the completion of a business combination. We intend to acquire or merge with companies for which audited financial statements are available or for which we believe audited financial statements can be obtained within the required period of time.

PLAN OF OPERATIONS

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

As it relates to future operations, our intent is to acquire interests in business entities that desire to benefit from the perceived advantages of a corporation that has a class of securities registered under the Exchange Act.
We are restricting our search to companies involved in the health care industry.

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

Currently, we have executed a letter of intent to merge with or acquire a group of assisted living care facilities, which presently operate in the southwest United States. It is anticipated that this transaction will be acquired by a tax-free reverse merger through the exchange of common stock of each entity. We can provide no assurance of the closing of this transaction.

The potential acquisition will focus the corporation on the assisted living care facilities industry. Presently the target corporation is generating sources of revenue from the rent of beds and bedrooms to private elderly individuals that pay rent on a monthly basis. The rent collected is for housing, food and curricular activities that are provided by the facilities managers. The target company is planning to expand and acquire new facilities and existing operating facilities to increase revenues. Presently the target operation has been in operations since 1996 and has maintained positive earnings.

This new acquisition will provide the Company a positive cash flow and earnings potential for the shareholders.

RESULTS OF OPERATIONS
---------------------

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Net Sales

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We have no assets. We have no revenues for three and nine months ended November 30, 2002 as compared that we have no revenues for the three months ended and $31,000 for the nine months ended November 30, 2001.

Operating Expenses

Our expenses were $5,161 and $708,485 for three and nine months ended November 30, 2002, compared to $92,813 and $162,920 for the three and nine moths ended November 30, 2001, respectively. This amount includes non-cash compensation of approximately $505,333, and unpaid management and secretarial fees of approximately $26,500 for the nine months ended November 30, 2002.

The expenses we have incurred to date arise primarily from our efforts to procure appropriate product offerings and begin our business operations. At the present time, we do not have adequate cash to maintain our current operations for the next 12 months. For us to implement our business plan and continue business operations, we need to obtain additional working capital through an additional public offering, a private placement or loans. Although we are exploring acquisitions of operating entities in the health care industry.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. Since inception, we used approximately $180,199 of cash for operating activities, which has been primarily funded by investments of approximately $180,211 from our shareholders. The $35,500 of loans from third parties and $103,873 of shareholder advances.
As of November 30, 2002, we had approximately $12 cash. Our existing majority shareholders have verbally agreed to pay our expenses until we can raise additional funds.

On March 5, 2002, we defaulted in the payment of the principal amount of $10,000, plus accrued interest at the rate of 12% per annum, to Health Unified, Inc. under a Promissory Note. We are currently in negotiations with Health Unified regarding the settlement of this obligation.

On November 16, 2002, we defaulted in the payment of the principal amount of $25,000, plus accrued interest at the prime rate plus 2% per annum, to Rayford Jeffrey's under a promissory note. We are currently in negotiations with Mr. Jeffrey's regarding the settlement of this obliqation.

We do not have commitments for any capital expenditures for fiscal ending 2003 except that on July 31, 2002, we were obligated to pay Synermedics $50,000 for a fully paid up license for its technology. As of November 30, 2002, we do not have the funds with which to make this payment. As a result, Synermedics has the right to terminate the license.

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

                          PART II.  - OTHER INFORMATION

Item  2.  Changes in Securities

     In December 18, 2002 Innerspace issues 4,469,353 common shares to Robert Arkin as payment for services. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     In December 18, 2002 Innerspace issues S-8 common shares of 562,647 to Stuart Stulberg as payment for services. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item  5.  Other Information

     NONE

Item  6.  Exhibits and Reports on Form 8-K

     NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innerspace Corporation



By:/s/ Robert Arkin, President
   Robert Arkin, President

Date:  January 29, 2003

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

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an d procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicted in this annual report whether or not there were significant changes in internal controls or in the factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:    January 31, 2003                     /s/ Robert Arkin
                                              Chairman



Date: January 31, 2003

/S/ Robert Arkin
==============================
Robert Arkin
Chief Financial Officer