Form 10KSB/A
period 2002-02-28
INNERSPACE CORP
filed 2003-06-02
CIK 1137204

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    _________
                                  FORM 10-KSB/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   For the fiscal year ended February 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        For the transition period from to
                        COMMISSION FILE NUMBER 333-57818
                             INNERSPACE CORPORATION
                 (Name of Small Business Issuer in its Charter)

                    DELAWARE                                 58-2504254
         (State or Other Jurisdiction of                   (IRS Employer
          Incorporation or Organization)                Identification Number)

                          6595G ROSWELL ROAD, SUITE 222
                          ATLANTA, GEORGIA  30328-3152
          (Address of Principal Executive Offices, including Zip Code)

                                 (770) 730-9440
              (Registrant's Telephone Number, including Area Code)

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

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

================================================================================

                             INNERSPACE CORPORATION
                FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2002


                                TABLE OF CONTENTS


PART I

Item 1.     Description of Business                                            4

Item 2.     Description of Property                                            8

Item 3.     Legal Proceedings                                                  9

Item 4.     Submission of Matters to a Vote of Security Holders                9

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters           9

Item 6.     Management's Discussion and Analysis or Plan of Operation          9

Item 7.     Financial Statements                                              11

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          21

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 22

Item 10.    Executive Compensation                                            23

Item 11.    Security Ownership of Certain Beneficial Owners and Management    25

Item 12.    Certain Relationships and Related Transactions                    25

Item 13.    Exhibits, List and Reports on Form 8-K                            26


SIGNATURES                                                                    27

================================================================================

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


                    PERIOD                    HIGH              LOW
                    ------                    ----              ---

  FISCAL 2002       Fourth Quarter            $ .82            $.06


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

Stock-Based Compensation and Stock-Paid Royalties

In February 2001, we issued 1,770,000 shares to certain officers, directors and key employees and for stock-paid royalties on the basis of a value of $1.00 per share. Although the shares were restricted, the valuation was based upon the estimated initial public offering price for our stock.

In February 2001, we also issued approximately 1,800,000 shares at $.001 per share to a group of unaffiliated third parties who proposed to resell these shares and purchase preferred stock from us with funds they obtained from their sale of Company shares. After issuing the shares, we sought the advice of legal counsel who advised us to rescind the stock issuance because, among other things, the proposed transaction would violate the registration requirements of the Securities Act of 1933 and subject us to liability under Rule 10b-5 of the Securities Exchange Act of 1934. Based upon this advice, we notified the third parties that we did not want to proceed with the proposed transaction and the shares were returned to us and retired as if they had not been issued.

In January 2002, we issued 100,000 shares to a consultant in payment for his services as a temporary chief financial officer based upon a value of $.50 per share. Although, the shares were restricted, the valuation was based upon the average of the anticipated initial bid and ask price on the OTC Bulletin Board for the common stock.

In February 2002, we issued 1,800,000 shares for stock-based royalties based upon a value of $.50 per share, representing the initial bid and ask price on the OTC Bulletin Board for the common stock. The common stock began trading on January 31, 2002. At the same time, we issued 1,000,000 shares to a consulting firm based upon a value of $.50 per share to assist us in identifying potential parties for joint technology research and development arrangements and acquisition targets.

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

ITEM 7. FINANCIAL STATEMENTS


                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                  Financial Statements as of February 28, 2002
                        and for the various periods ended
                           February 28, 2002 and 2001
                                      and
                          Independent Auditors' Report


TABLE OF CONTENTS



Independent Auditors' Report                                              1

Financial Statements

Balance Sheet as of February 28, 2002                                     2

Statements of Operations for the year ended February 28, 2002, and for the periods March 10, 2000 (date of incorporation) to February 28,
2001 and 2002                                                             3

Statements of Stockholders' Equity (Deficit) for the year ended
February 28, 2002, and the period March 10, 2000 (date of incorporation)
to February 28, 2001                                                      4

Statements of Cash Flows for the year ended February 28, 2002, and for the periods March 10, 2000 (date of incorporation) to
February 28, 2001 and 2002                                                5

Notes to Financial Statements                                             6

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

Kingery Crouse & Hohl P.A.

June 25, 2002

Tampa, FL

                             INNERSPACE CORPORATION

                         (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET AS OF FEBRUARY 28, 2002

==================================================================================

                                     ASSETS
                                     ------


CURRENT ASSETS - Advances to stockholder                              $     7,717
                                                                      ------------

TOTAL                                                                 $     7,717
                                                                      ============


                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
  Due to bank                                                         $     2,828
  Accrued compensation                                                     85,081
  Accounts payable and accrued liabilities                                 15,116
  Note payable                                                             10,000
  Advances from stockholder                                                 6,000
                                                                      ------------
    Total current liabilities                                             119,025
                                                                      ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0
    shares issued and outstanding                                               -
  Common stock,  $0.0001 par value; 20,000,000 shares authorized;
    4,800,500 shares issued and outstanding                                   480
  Additional paid-in capital                                            3,324,050
  Deferred stock compensation                                            (358,333)
  Deficit accumulated during the development stage                     (3,077,505)
                                                                      ------------
    Total stockholders' deficit                                          (111,308)
                                                                      ------------

TOTAL                                                                 $     7,717
                                                                      ============

==================================================================================

See notes to financial statements.

                                  INNERSPACE CORPORATION
                             (A DEVELOPMENT STAGE ENTERPRISE)

     STATEMENTS OF OPERATIONS

============================================================================================

                                                               For the Period  For the Period
                                                                  March 10,       March 10,
                                                For the        2000 (date of    2000 (date of
                                                 Year          incorporation)  incorporation)
                                                 Ended               to              to
                                              February 28,      February 28,    February 28,
                                                  2002              2001            2002
                                            ----------------  ----------------  ------------
REVENUES                                    $        31,000   $             -   $    31,000
                                            ----------------  ----------------  ------------

EXPENSES:
  Services and office space - related party               -             4,000         4,000
  Stock-based compensation - related party                -         1,346,000     1,346,000
  Stock paid royalties                                    -           312,800       312,800
  Filing fees                                             -               600           600
  Stock-based compensation                        1,202,867                 -     1,202,867
  Management and secretarial fees                   129,000                 -       129,000
  Professional and consulting                        46,612                 -        46,612
  License fees                                       34,500                 -        34,500
  Office expense                                     22,801                 -        22,801
  Rent ($6,400 paid to related party )                9,325                 -         9,325
                                            ----------------  ----------------  ------------
    Total Expenses                                1,445,105         1,663,400     3,108,505
                                            ----------------  ----------------  ------------

NET LOSS                                    $    (1,414,105)  $    (1,663,400)  $(3,077,505)
                                            ================  ================  ============

NET LOSS PER SHARE- basic and diluted       $         (0.37)  $         (0.46)
                                            ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING- basic and diluted              $     3,779,500   $     3,600,000
                                            ================  ================

============================================================================================

See notes to financial statements.

                                                 INNERSPACE CORPORATION
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                       STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

========================================================================================================================

                                                                                                              Deficit
                                                  Common Stock                                              Accumulated
                                          -----------------------------                                     During the
                                                                                                            Development
                                                                            Additional      Deferred Stock  ------------
                                            Shares        Par Value       Paid-In Capital    Compensation      Stage
                                          -----------  ----------------  -----------------  --------------  ------------
Balances, March 10, 2000 (date of
incorporation)                                     -   $             -   $              -   $           -   $         -
Common stock issuances:
  At $.60 per share on March 10, 2000
  for cash                                     1,000                 -                600               -             -
  At $.001 per share on February 14,
    2001 for   cash                        1,829,000               183              1,647               -             -
  At $.001 per share on February 14,
    2001 for services                      1,457,200               146          1,457,054        (111,200)            -
  At $1 per share on February 28, 2001
    for royalty fees                         312,800                31            312,769               -             -
Services contributed by shareholders               -                 -              4,000               -             -
Net loss                                           -                 -                  -               -    (1,663,400)
                                          -----------  ----------------  -----------------  --------------  ------------

Balances, February 28, 2001                3,600,000               360          1,776,070        (111,200)   (1,663,400)
Common stock issuances:
  At $1 per share from July 10, 2001 to
    December 8, 2001 for cash                100,500                10            100,490               -             -
  At $.50 per share on January 22,
    2002 for consulting services           1,000,000               100            499,900        (333,333)            -
  At $.50 per share on February 12,
    2002 for license fees                  1,800,000               180            899,820               -             -
  At $.50 per share on February 12,
    2002 for consulting services             100,000                10             49,990         (25,000)            -
Retirement of common stock on
February 13, 2002 (unrelated to
issuance for license fee)                 (1,800,000)             (180)            (2,220)              -             -
Release of escrowed shares                         -                 -                  -         111,200             -
Net loss                                           -                 -                  -               -    (1,414,105)
                                          -----------  ----------------  -----------------  --------------  ------------

Balances, February 28, 2002                4,800,500   $           480   $      3,324,050   $    (358,333)  $(3,077,505)
                                          ===========  ================  =================  ==============  ============


                                             Total
                                          ------------
Balances, March 10, 2000 (date of
incorporation)                            $         -
Common stock issuances:
  At $.60 per share on March 10, 2000
  for cash                                        600
  At $.001 per share on February 14,
    2001 for   cash                             1,830
  At $.001 per share on February 14,
    2001 for services                       1,346,000
  At $1 per share on February 28, 2001
    for royalty fees                          312,800
Services contributed by shareholders            4,000
Net loss                                   (1,663,400)
                                          ------------

Balances, February 28, 2001                     1,830
Common stock issuances:
  At $1 per share from July 10, 2001 to
    December 8, 2001 for cash                 100,500
  At $.50 per share on January 22,
    2002 for consulting services              166,667
  At $.50 per share on February 12,
    2002 for license fees                     900,000
  At $.50 per share on February 12,
    2002 for consulting services               25,000
Retirement of common stock on
February 13, 2002 (unrelated to
issuance for license fee)                      (2,400)
Release of escrowed shares                    111,200
Net loss                                   (1,414,105)
                                          ------------

Balances, February 28, 2002               $  (111,308)
                                          ============

======================================================

See notes to financial statements.

                                                 INNERSPACE CORPORATION
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                STATEMENTS OF CASH FLOWS

=================================================================================================================

                                                                              For The Period     For The Period
                                                                              March 10, 2000     March 10, 2000
                                                             For The Year        (date of           (date of
                                                                Ended         incorporation)     incorporation)
                                                             February 28,     to February 28,    to February 28,
                                                                 2002              2001               2002
                                                           ----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $    (1,414,105)  $     (1,663,400)  $     (3,077,505)
   Stock-based expenses                                          1,202,867          1,658,800          2,861,667
   Other non-cash expenses                                               -              4,000              4,000
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Increase in due to bank                                           2,828                  -              2,828
   Increase in accrued compensation                                 85,081                  -             85,081
   Increase in accounts payable and accrued liabilities             15,116                  -             15,116
                                                           ----------------  -----------------  -----------------
NET CASH USED IN OPERATING ACTIVITIES                             (108,213)              (600)          (108,813)
                                                           ----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                        100,500              2,430            102,930
   Net increase in advances to stockholder                         (10,117)                 -            (10,117)
   Advances from stockholder                                         6,000                  -              6,000
   Proceeds from note payable                                       10,000                  -             10,000
                                                           ----------------  -----------------  -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          106,383              2,430            108,813
                                                           ----------------  -----------------  -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (1,830)             1,830                  -

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                               1,830                  -                  -
                                                           ----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $             -   $          1,830   $              -
                                                           ================  =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $             -   $              -   $              -
                                                           ================  =================  =================
   Cash paid for income taxes                              $             -   $              -   $              -
                                                           ================  =================  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Decrease in amounts due from stockholder from the
 retirement of shares                                      $         2,400   $              -   $          2,400
                                                           ================  =================  =================

=================================================================================================================

See notes to financial statements.

                             InnerSpace Corporation
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

InnerSpace Corporation (the "Company") was incorporated under the laws of the state of Delaware on March 10, 2000. The Company originally intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company has subsequently changed its focus and now intends to acquire and integrate medical billing services companies serving large primarily hospital-related physician practices. Physician billing services encompasses clinical data collection, data input, medical coding and billing, cash collections and accounts receivable management. These services focus on maximizing cash flow by improving the revenue cycle and reducing administrative costs. Their purpose is to assist physicians with the business management functions associated with the delivery of healthcare services, and provide more time for the physician to practice.

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

Revenue Recognition

Revenues from consulting and barter transactions are recognized on the accrual basis of accounting when services are rendered, an agreement evidencing an arrangement exists, the fee is fixed or determinable and collectibility of the fee is probable. The values ascribed to the barter transactions are based on the value of the services involved, whichever is more readily determinable.

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

During the period March 10, 2000 (date of incorporation) to February 28, 2002, the Company had the following equity transactions:

     - Sold 1,829,000 shares on February 14, 2001 for approximately $1,800 to an individual who is not an officer, director or employee of the Company.

     - Issued 1,457,200 shares on February 14, 2001 to the Company's officers, directors and employees as consideration for services rendered. In connection with these issuances of stock, certain employees have entered into escrow agreements whereby: 55,600 were to be released after one year of employment; and another 55,600 were to be released after two years of employment. During the year ended February 28, 2002, these restrictions were waived. As a result, the Company has recognized $1,346,000 and $111,200 of stock based compensation expense for the period March 10, 2000(date of incorporation) to February 28, 2001 and the year ended February 28, 2002, respectively, based upon the initial offering price of $1.00 per share in connection with its prior public offering.

     - Issued 312,800 shares on February 28, 2001 to Synermedics, Inc. ("Synermedics"), a company related through common ownership and management, as consideration for a non-refundable license fee under the terms of a royalty agreement discussed at Note G. The Company has recognized $312,800 of stock paid royalty expense in the 2001 statement of operations based upon the offering price of the common stock of $1.00 per share.

     - On July 10, 2001, the Company's registration statement with the SEC to sell up to 500,000 shares of its common stock at $1.00 per share was declared effective. The offering was on a best efforts, no minimum basis. As such, there was no escrow of any of the proceeds of the offering and the Company had the immediate use of any such funds to finance its operations. On December 8, 2001, the Company terminated the offering after selling 100,500 shares.

     - In January 2002, the Company's common stock became eligible for quotation on the NASDAQ Over-the-Counter Electronic Bulletin Board Trading System under the trading symbol ISPA.

     - Issued 1,000,000 shares on January 22, 2002 to a consulting group as compensation for finding prospective acquisition targets and corresponding financing. The Company has recognized $166,667 of expense in the year ended February 28, 2002, based on a six-month contract term and a fair value on the date of issuance of $0.50 per share.

     - Issued 1,800,000 shares on February 12, 2002 to Synermedics as consideration for a perpetual nonexclusive license to their software - see Note G. The Company has recognized $900,000 of expense in the year ended February 28, 2002, based on a fair value on the date of issuance of $0.50 per share.

     - Issued 100,000 shares on February 12, 2002 as consideration for financial consulting and accounting services. The Company has recognized $25,000 of expense in the year ended February 28, 2002 based on a six-month contract term and a fair value on the date of issuance of $0.50 per share.

     - Retired 1,800,000 shares, unrelated to the issuance of 1,800,000 to Synermedics for license fees, on February 13, 2002 in accordance with a directive from the holder of said stock. During the year ended February 28, 2002, the Company made advances to this shareholder of $2,400 that were offset by the return of these shares. The return of these shares is unrelated to the above-referenced issuance of 1,800,000 on February 12, 2002 as stock-based royalties.

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

NOTE F - INCOME TAXES

The provision for income taxes for the year ended February 28, 2002, and the period March 10, 2000 (date of incorporation) to February 28, 2001 is made up of the following:

                                                   2002       2001
                                                 ---------  ---------

               Current                           $      -   $      -
               Deferred                           (72,000)   (10,880)
               Change in valuation reserve         72,000     10,880
                                                 ---------  ---------

               Provision for income taxes        $      -   $      -
                                                 =========  =========

               ------------------------------------------------------

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

At February 28, 2002, the Company had no deferred tax liabilities and its deferred tax asset, using an effective rate of approximately 34%, approximated the following:


               Current deferred tax asset:
                 Accrued compensation             $ 29,000
                 Valuation reserve                 (29,000)
                                                  ---------

               Current deferred tax asset         $      -
                                                  =========

               Non-current deferred tax asset:
                 Net operating loss carryforward  $ 54,000
                 Valuation reserve                 (54,000)
                                                  ---------

               Non-current deferred tax asset     $      -
                                                  =========

               --------------------------------------------
NOTE G - COMMITMENTS AND CONTINGENCIES

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

================================================================================


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


Robert Arkin has served as our Chief Executive Officer, President and a director since February 2001, and as Chairman and Chief Financial Officer since June 1, 2002. >From August 1998 to February 2001, he was Chief Executive Officer, a director and founder of SynerMedics, which developed a web portal, applications delivery platform and workflow process automation technology for the hospital industry. From April 1997 to July 1998, Mr. Arkin served as Managing Partner of Arkin & Merolla, a law firm. Until March 1997 Mr. Arkin was General Counsel (from June 1995), Executive Vice President and Secretary (from March 1996), director (from April 1996) and Chief Operating Officer (from June 1996) of Berman Managed Care, Inc., which operated a licensed health plan, rural integrated delivery network, management services organization and hospital coding, utilization review and quality assurance businesses. Mr. Arkin also was a principal in several real estate development and construction projects from 1989 to 1995. Beginning in June 1980, Mr. Arkin engaged in the private practice of law, as a Partner at Stribling, Cunningham, Newlin & Porter from June 1993 to June 1995; as a Partner at Minkin & Snyder (now Greenberg Traurig) from March 1989 to May 1993; as Of Counsel at Trotter, Smith & Jacobs from September 1986 to February 1989; and at Leonard, Street and Deinard, as a Partner from January 1985 to August 1986, and as an Associate from June 1980 to December 1984. Mr. Arkin served as the Law Clerk to the Chief Justice of the Supreme Court of Minnesota from July 1979 to June 1980. Mr. Arkin earned his B.A. (cum laude) and M.A. from the University of Pennsylvania and his J.D. from the University of Virginia School of Law where he served as Executive Editor of the Virginia Journal of International Law. He has authored several articles on technology law and healthcare law issues.

James Haught has served as our Chief Operating Officer since February 2002. Since May 2002, he has also been employed as a Planner by Eagle Group International, Inc., a consultant to the U.S. government and military on health services, information technology, logistics and training. >From October 2000 until December 2001, he was the Chief Operating Officer of Buildspan Inc., a software solutions developer. From September 1999 until October 2000, he was a principal of The Haught Group, a management consulting firm. From March 1998 until August 1999, he served as Regional Vice President of Community Physicians Network, a physician practice management firm. From April 1997 until February 1998, he served as Regional Vice President of Ortholink Physician Inc., a physician practice management firm. From October 1995 until March 1997, he reserved as Chief Executive Officer of Resurgens Orthopaedics, a single specialty practice that grew from 12 to 63 physicians during his tenure. From May 1993 to September 1995, he served as Chief Executive Officer of Atlanta Medical Associates, a physician multispecialty practice that grew from 35 to 56 physicians during his tenure. From August 1990 to April 1993, he served in the U.S. Army as Colonel and Commanding Officer responsible for the deployment of U.S. soldiers and equipment to Kuwait and Somalia (April 1991 to April 1993), and as Deputy Chief Of Operations, Plans and Training responsible for logistics management and supervisions of port and inland transportation systems in connection with Operations Desert Shield and Desert Storm (August 1990 to March
1991). Mr. Haught earned his B.S. in Finance and Accounting from the University of Baltimore and his M.B.A. in Finance and International Management from Marymount University.

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

------------------------------------------------------------------------------------------------------
                        Annual Compensation                       Long-Term Compensation
---------------  --------------------------------  ---------------------------------------------------
                                                             Awards                    Payouts
                                                   --------------------------  -----------------------
  Name     Year   Salary    Bonus   Other Annual   Restricted    Securities      LTIP      All Other
  and               ($)      ($)    Compensation      Stock      Underlying    Payouts   Compensation
Principal                                ($)        Award(s)    Options/SARs     ($)          ($)
Position                                               ($)           ($)
---------  ----  ---------  ------  -------------  -----------  -------------  --------  -------------
---------  ----  ---------  ------  -------------  -----------  -------------  --------  -------------
Robert     2002  60,000(1)
Arkin,
CEO
------------------------------------------------------------------------------------------------------

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


         NAME AND ADDRESS OF          AMOUNT AND NATURE OF
          BENEFICIAL OWNER            BENEFICIAL OWNERSHIP      PERCENT OF CLASS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-KSB as filed with the Commission and those incorporated by reference to other filings:

EXHIBIT                                         DOCUMENT
NUMBER

    3.1  Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on Registrant's
         Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29,
         2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)
    3.2  Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit
         3.2 on Registrant's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)
    3.3  Bylaws (incorporated by reference to Exhibit 3.3 on Registrant's Registration Statement on
         Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15,
         2001 and July 5, 2001 (File No. 333-577818)
    4.1  Subscription Agreement (incorporated by reference to Exhibit 4.1 on Registrant's Registration
         Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4,
         2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)
    4.2  Promissory Note to Health Unified, Inc. dated February 5, 2002
    5.1  Opinion Regarding Legality and Consent of Counsel (incorporated by reference to Exhibits 5.1 and 23.1 on Registrant's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-
         577818)
    5.2  Opinion Regarding Legality and Consent of Counsel (incorporated by reference to Exhibits 5.1 and 23.1 on Registrant's Registration Statement on Form S-8, filed on January 10, 2002 (File
         No. 333-76528)
    5.3  Common Stock Purchase Warrant dated February 15, 2002 for 20,000 shares at $1.00 per share to Chris A. Ivaliotes and Mary Ann Ivaliotes, Joint Tenants
    5.4  Common Stock Purchase Warrant dated February 15, 2002 for 29,600 shares at $1.00 per share to Sandra K. Lucius
    5.5  Common Stock Purchase Warrant dated February 15, 2002 for 29,600 shares at $1.00 per share to William W. Rogers Jr. and Elizabeth H. Rogers, Joint Tenants
    5.6  Common Stock Purchase Warrant dated February 15, 2002 for 20,800 shares at $1.00 per share to Kenneth R. Crowe
   10.1  2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Registrant's Registration
         Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4,
         2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)
   10.2  Synermedics, Inc. Licensing Agreement (incorporated by reference to Exhibit 10.2 on
         Registrant's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on
         March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)
   10.3  Consent of Proposed Directors (incorporated by reference to Exhibit 10.3 on Registrant's
         Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29,
         2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)
   10.4  2002 Stock Incentive Plan (incorporated by reference to Exhibits 4.1 on Registrant's
         Registration Statement on Form S-8, filed on January 10, 2002(File No. 333-76528)
   10.5  Software License Agreement with MB Software Solutions dated as of November 14, 2001
   10.6  Software Source Code License Agreement with MB Software Solutions dated as of November
         14, 2001
   10.7  Professional Services Agreement with R. E. Gross and Associates LLC dated November 14,
         2001
   10.8  Consulting Agreement with Jay Stulberg dated as of December 1, 2001.
   10.9  Consulting Agreement with Steven H. Epstein dated as of December 15, 2001
  10.10  Consulting Agreement with Bagswell Capital, LLC dated January 2, 2002
  10.11  License Agreement with The KRC Group, Inc. dated as of February 15, 2002
  10.12  License Agreement with Synermedics dated as of February 28, 2002

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




================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERSPACE  CORPORATION
("Registrant")


By:    /s/  Robert  D.  Arkin
       ------------------------
       Robert  D.  Arkin
       Chief  Executive  Officer  and
       Chief  Financial  Officer
       (Principal  Accounting  Officer)

Date:    July 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert D. Arkin
====================================
Robert D. Arkin                       Chairman, Chief Executive Officer, Chief
                                      Financial Officer, President, and Director


/s/ James P. Haught
====================================
James P. Haught                       Chief Operating Officer, and Director