Form 10QSB/A
period 2002-11-30
INNERSPACE CORP
filed 2003-06-03
CIK 1137204

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

                              INDEX TO FORM 10-QSB

---------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION                                         PAGE
---------------------------------------------------------------------  ----
Item 1.  Financial Statements (unaudited)
---------------------------------------------------------------------  ----
         Balance Sheet as of November 30, 2002                            3
---------------------------------------------------------------------  ----
         Statements of Operations for the three and nine months ended November 30, 2002 and 2001, and the period March 10, 2000
         (date of incorporation) to November 30, 2002                     4
---------------------------------------------------------------------  ----
         Statements of Cash Flows for the three and nine months ended November 30, 2002 and 2001, and the period March 10, 2000
         (date of incorporation) to November 30, 2002                     5
---------------------------------------------------------------------  ----
         Notes to Financial Statements                                    6
---------------------------------------------------------------------  ----
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (including cautionary statement)       8
---------------------------------------------------------------------  ----
Item 3.  Controls and Procedures
---------------------------------------------------------------------  ----
PART II. OTHER INFORMATION
---------------------------------------------------------------------  ----
Item 1.  Legal Proceedings                                               11
---------------------------------------------------------------------  ----
Item 2.  Changes in Securities                                           11
---------------------------------------------------------------------  ----
Item 3.  Defaults Upon Senior Securities                                 11
---------------------------------------------------------------------  ----
Item 4.  Submission of Matters to a Vote of Securities Holders           11
---------------------------------------------------------------------  ----
Item 5.  Other Information                                               11
---------------------------------------------------------------------  ----
Item 6.  Exhibits and Reports on Form 8-K                                11
---------------------------------------------------------------------  ----
Signature                                                                11
---------------------------------------------------------------------  ----
Certifications
---------------------------------------------------------------------------

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

============================================================================

                                                               November 30,
                                                                   2002
                                                                (Unaudited)
                                                              --------------

                           ASSETS
                           ------

CURRENT ASSETS:
    Cash                                                      $          12
                                                              --------------

    TOTAL                                                     $          12
                                                              --------------


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
                                                              ==============

============================================================================
See notes to financial statements.

                                            INNERSPACE CORPORATION
                                       (A Development Stage Enterprise)

                                           STATEMENTS OF OPERATIONS
                                                 (Unaudited)

======================================================================================================================
                                                                                                       For the Period
                                     For the Three    For the Three                                    March 10, 2000
                                        Months           Months        For the Nine    For the Nine       (date of
                                         Ended            Ended        months ended    months ended    incorporation)
                                       November         November       November 30,      November       to November
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
                                    ===============  ===============  ==============  ==============  ================

======================================================================================================================

See notes to financial statements.

                                                      INNERSPACE CORPORATION
                                                 (A Development Stage Enterprise)

                                                     STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

=================================================================================================================================

                                                                                                                For the period
                                             For the three    For the three    For the nine    For the nine     March 10, 2000
                                                months           months           months          months           (date of
                                                 ended            ended           ended           ended        incorporation) to
                                               November         November         November        November        November 30,
                                               30, 2002         30, 2001         30, 2002        30, 2001            2002
                                            ---------------  ---------------  --------------  --------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $       (5,162)  $      (92,813)  $    (708,486)  $    (132,920)  $       (3,785,991)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Common stock issued for services                     -                -         549,402               -            3,403,000
    Provision for loan losses                        2,622                -          59,000               -               61,622
    Non-cash interest expense                            -                -               -               -                    -
    Other non-cash expense                               -                -               -               -                4,000
     Changes in assets and liabilities, net:                                                                                   -
      Decrease in accounts receivable                    -           15,000               -               -                    -
      (Decrease) increase in due to bank                 -                -               -               -                    -
      (Decrease) increase in accounts
         payable and accrued liabilities            (3,846)               -          15,026               -               30,142
      Increase in accrued compensation/
        liabilities                                      -           17,536          16,500          51,706              101,581
                                            ---------------  ---------------  --------------  --------------  -------------------
     Net adjustments                                (1,224)          32,536         637,100          51,706            3,605,792
                                            ---------------  ---------------  --------------  --------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES               (6,386)         (60,277)        (713,86)        (81,214)            (180,199)
                                            ---------------  ---------------  --------------  --------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                               -           71,500               -         100,500              102,930
   Issuance of note receivable                           -                -         (59,000)              -              (59,000)
  Proceeds from note payable                             -                -          25,500               -               35,500
  Net increase (decrease) in advances
    from stockholders                                5,390                           97,873               -              103,873
  Net (increase) decrease in advances
    to stockholder                                       -                -           7,025               -               (3,092)
                                            ---------------  ---------------  --------------  --------------  -------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                         5,390           71,500         130,398         100,500              239,211
                                            ---------------  ---------------  --------------  --------------  -------------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (996)          11,223              12          19,286                   12

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                1,008            9,893               -           1,830                    -
                                            ---------------  ---------------  --------------  --------------  -------------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                    $           12   $       21,116   $          12   $      21,116   $               12
                                            ===============  ===============  ==============  ==============  ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                    $            -   $            -   $           -   $           -   $                -
                                            ===============  ===============  ==============  ==============  ===================
  Cash paid for income taxes                $            -   $            -   $           -   $           -   $                -
                                            ===============  ===============  ==============  ==============  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Discount on promissory note               $            -   $            -   $       5,769   $           -   $            5,769
                                            ===============  ===============  ==============  ==============  ===================
  Decrease in amounts due to stockholder
    from the retirement of shares           $            -   $            -   $           -   $           -   $                -
                                            ===============  ===============  ==============  ==============  ===================

=================================================================================================================================

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

4. LOANS RECEIVABLE

The Company issued an unsecured $61,622 promissory note to an unrelated party during the nine months ended November 30, 2002. This note earns interest at the prime rate plus 2%, and is due on demand. This note was deemed uncollectible and is fully reserved at November 30, 2002.

5. DEBT ISSUED WITH DETACHABLE STOCK PURCHASE WARRANTS

The Company entered into a $25,000 promissory note in May 2002. This note bears interest at the prime rate plus 2%, and is due in November 2002. In connection with the issuance of this debt, the Company issued 60,000 warrants at prices ranging from $0.01 - $0.125. Based on the fair market value of the Company's stock on the date of the transaction, $2,300 was recorded as interest expense and $5,769 was treated as a discount, which will be amortized to interest expense over the expected life of the debt. During the nine months ended November 30, 2002, approximately $3,100 of the discount was amortized to interest expense. The discount was completely amortized as of November 30, 2002.

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

Currently, we have executed letter of intent to merge with or acquire a group of assisted living care facilities, which presently operate in the southwest of the United States. This transaction will be acquired by a tax-free reverse merger through the exchange of common stock of each entity. We can provide no assurance upon closing of this transaction and its continued operations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Date: January 31, 2003                               /s/ Robert Arkin
                                                     Chairman




Date: January 31, 2003

/S/ Robert Arkin
=========================
Robert Arkin
Chief Financial Officer