Form 10KSB
period 2003-02-28
INNERSPACE CORP
filed 2003-07-16
CIK 1137204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   For the fiscal year ended February 28, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the transition period from ___ to ___
                        Commission file number 333-57818

                            SURFNET MEDIA GROUP, INC.
                        (FORMERLY INNERSPACE CORPORATION)
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

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for fiscal 2003 were $0.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was $10,777,995 (computed using the last quoted sale price of the Common Stock on July 11, 2003 on the Over the Counter Bulletin
Board).

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on July 14, 2003 was 6,019,600.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

           SURFNET MEDIA GROUP, INC. (FORMERLY INNERSPACE CORPORATION)
                Form 10-KSB for the Year Ended February 28, 2003

                                TABLE OF CONTENTS

PART I

Item 1.      Description of Business                                       -   3
Item 2.      Description of Property                                       -   4
Item 3.      Legal Proceedings                                             -   5
Item 4.      Submission of Matters to a Vote of Security Holders           -   5

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters      -   5
Item 6.      Management's Discussion and Analysis or Plan of Operation     -   5
Item 7.      Financial Statements                                          -   9
Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      -   25

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act             -   26
Item 10.     Executive Compensation                                        -   27
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                               -   29
Item 12.     Certain Relationships and Related Transactions                -   31
Item 13.     Exhibits, List and Reports on Form 8-K                        -   31
Item 14.     Controls and Procedures                                       -   35

SIGNATURES                                                                 -   37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These
forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans,"
"believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language in the section of Item 1 entitled "Intellectual Property," in Item 3 entitled "Legal Proceedings" and in the sections entitled "Factors That May
Affect Our Business, Future Operating Results and Financial Condition" and
"Special Note Regarding Forward-Looking Statements." We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by SurfNet from time to time with the Securities and Exchange
Commission, particularly the Quarterly Reports on Form 10-Q and any Current
Reports on Form 8-K.

Overview

We were incorporated in Delaware in March 2000. We changed our name to
InnerSpace Corporation in February 2001 and to SurfNet Media Group, Inc. in June
2003. On February 28, 2001, we filed a registration statement under the
Securities Act of 1933 with the Commission on Form SB-2 for a self-underwritten public offering that was declared effective on July 10, 2001 and terminated in accordance with its terms on December 6, 2001. On January 30, 2002, after our initial market maker, Public Securities, Inc., received clearance from the NASD, our common stock began trading on the OTC Bulletin Board(R) Service under the symbol, "ISPA." On June 6, 2003, our symbol changed to "SFNM."

Our initial business plan, which was unsuccessful, centered on the sale and marketing of web-based software products that assist healthcare organizations with managing information and data. In February 2002, we changed our focus to the acquisition and integration of medical billing services companies serving large primarily hospital-related physician practices and entered into three letters of intent to acquire physician billing services companies headquartered in Pennsylvania and Virginia; however, we were unable to obtain the financing necessary to close the acquisition of these companies.

Recent Development

On June 6, 2003, through a newly created wholly owned subsidiary, SurfNet New
Media, Inc., we closed the acquisition of SurfNet Media Group, Inc., an Arizona corporation, in a reverse triangular merger under Section 368(a)(2)(E) of the
Internal Revenue Code of 1986, as amended. SurfNet is a digital audio broadcasting company that provides music and original content, talk radio programming on Web sites globally over the Internet. Listeners can access
SurfNet's radio stations through drop down menus that appear when their browsers open to Web pages embedded with Metaphor(TM), SurfNet's proprietary, patent pending, streaming media technology. Currently, SurfNet offers three stations,
VoiceAmerica(TM)talk radio, BusinessAmerica(TM)Radio and BoomBox(R)music radio.
Concurrently with this report, we are filing a current report on Form 8-K relating to this transaction.

Development Stage

We are a development stage enterprise. Prior to the acquisition of SurfNet Media
Group, Inc., we produced minimal revenues. Through the end of fiscal 2003, we generated an accumulated deficit of $3,796,743. Almost 95.5% of the accumulated deficit resulted from stock based compensation and royalty expenses. Not accounting for the SurfNet acquisition, as of July 11, 2003, we had $338.53 in cash and no significant assets.

Licenses and Royalty Agreements

During fiscal 2003, we terminated the following license agreements and consulting agreements: Licensing Agreements with Synermedics, Inc. dated
February 28, 2001 and 2002, respectively; Software Source Code License Agreement with MB Software Solutions dated as of November 14, 2001; Software Source Code
License Agreement with MB Software Solutions dated as of November 14, 2001;
Professional Services Agreement with R. E. Gross and Associates LLC dated
November 14, 2001; and License Agreement with The KRC Group, Inc. dated as of
February 15, 2002.

Employees

During fiscal 2003, we had one full-time employee employed on an at will basis.
We had no labor union contracts and believe relations with our employees were satisfactory. SurfNet has approximately 25 full-time equivalents.

ITEM 2. DESCRIPTION OF PROPERTY

Through December 2002, we occupied approximately 500 square feet pursuant to a month-to-month sublease with one of our officers located at 201 Allen Road NE,
Suite 310, Atlanta, Georgia 30328. Since January 2003, we have operated out of approximately 250 square feet in space contributed by one of our officers.
SurfNet occupies approximately 5,500 square feet pursuant to a lease expiring in
November 2005 at 2245 West University Drive, Suite 9, Tempe, Arizona 85281.

ITEM 3. LEGAL PROCEEDINGS

As of July 11, 2003, neither we nor SurfNet were involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fourth quarter ended February 28, 2003. In connection with the SurfNet acquisition, subsequent to February 28, 2003, our security holders approved a 1 for 10 reverse stock split and the amendment of our certificate of incorporation to change our name from InnerSpace Corporation to SurfNet Media Group, Inc.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended February 28, 2003, our Common Stock traded on the OTC
Bulletin Board Market under the symbol "ISPA." The following table sets forth the quarterly high and low reported last sales prices for the Company's Common
Stock during each quarter of fiscal 2003.

                     Period                  High              Low

Fiscal            First Quarter              $3.05            $5.11
2003              Second Quarter             $2.05            $4.33
                  Third Quarter              $3.22            $4.45
                  Fourth Quarter             $3.36            $5.20

As of July 11, 2003, the number of holders of record of our common stock was approximately 126.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2003 and the financial statements as of and or the periods ended February 28, 2003 and 2002 included with this Form 10-KSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain advances, we have no assets. We had no revenue during fiscal 2003. Our total expenses for fiscal 2003 were approximately $719,000. These expenses included non-cash compensation of approximately $660,000 and a cash loan of $59,000 to an independent consultant that was written off as of February 28, 2003.

The expenses we incurred in fiscal 2003 related primarily to our efforts to procure acquisition candidates and acquire financing. As of February 28, 2003, we did not have adequate cash to maintain current operations.

We anticipate that we will incur net losses at least until the end of 2004.
However, our limited operating history makes predicting future operating results very difficult. You should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

The information appearing below relates to prior periods, the results of operations for which periods primarily reflect general and administrative expenses associated with continuing administration and are not necessarily indicative of the results which may be expected for any subsequent periods. No inferences as to future performance should be drawn.

As it relates to future operations, we intend to focus on the development and successful operation of SurfNet New Media.

Results of Operations

Net Sales

We had no net sales in fiscal 2003 as compared to sales of $31,000 in fiscal
2002. This 100% decrease resulted from our failure to provide consulting services that generated revenue, as we did in fiscal 2002, or to receive revenue from other sources.

Operating Expenses

Total operating expenses decreased $694,867, or 49%, when compared to the prior fiscal year. This decrease reflects a reduction in stock-based compensation and stock-paid royalties from the prior year, but an increase in professional fees, cash license fees and other office expenses.

Stock-Based Compensation and Stock-Paid Royalties

In February 2001, we issued 177,000 shares to certain officers, directors and key employees and for stock-paid royalties on the basis of a value of $10.00 per share. Although the shares were restricted, the valuation was based upon the estimated initial public offering price for our stock.

In February 2001, we also issued approximately 180,000 shares at $.010 per share to a group of unaffiliated third parties who proposed to resell these shares and purchase preferred stock from us with funds they obtained from their sale of
Company shares. After issuing the shares, we sought the advice of legal counsel who advised us to rescind the stock issuance because, among other things, the proposed transaction would violate the registration requirements of the
Securities Act of 1933 and subject us to liability under Rule 10b-5 of the
Securities Exchange Act of 1934. Based upon this advice, we notified the third parties that we did not want to proceed with the proposed transaction and the shares were returned to us and retired as if they had not been issued.

In January 2002, we issued 10,000 shares to a consultant in payment for his services as a temporary chief financial officer based upon a value of $5.00 per share. Although, the shares were restricted, the valuation was based upon the average of the anticipated initial bid and ask price on the OTC Bulletin Board for the common stock.

In February 2002, we issued 180,000 shares for stock-based royalties based upon a value of $5.00 per share, representing the initial bid and ask price on the
OTC Bulletin Board for the common stock. The common stock began trading on
January 31, 2002. At the same time, we issued 100,000 shares to a consulting firm based upon a value of $5.00 per share to assist us in identifying potential parties for joint technology research and development arrangements and acquisition targets.

In March and April 2002, we issued 8,000 and 30,000 shares, respectively, to a consulting firm to assist us in identifying potential parties for joint technology research and development arrangements and acquisition targets based on a value of $3.50 and $2.50 per share, respectively. In April 2002, we also issued 2,000 shares as consideration to a consultant for providing business development and product evaluation services based on a value of $5.00 per share.

In May 2002, we issued 7,500 shares as consideration to a consultant to assist us in identifying potential parties for joint technology research and development arrangements and acquisition targets based on a value of $2.00 per share. In May 2002, we also issued 400 shares to a consultant for network administration development, 4,800 as consideration to a consultant for legal services and 84,800 shares to our officers, directors and employees as consideration for unpaid wages based on a value of $1.25 per share.

In June 2002, we issued 10,000 shares to a consultant to assist us in identifying potential parties for joint technology research and development arrangements and acquisition targets based upon a value of $1.25 per share.

In November 2002, we authorized the issuance of 56,247 shares to a consultant based upon a value of $.125 per share to evaluate the technology we licensed form Synermedics, Inc. to determine the cost-effectiveness of curing our defaults under license agreements with Synermedics, Inc. dated February 28, 2001 and 2002, respectively. We also issued 398,950 shares to a consulting firm to assist us in identifying potential parties for joint technology research and development arrangements and acquisition targets based on a value of $.125 per share.

In November 2002, we also authorized the issuance of 4,000 shares and 2,000 shares, respectively, pursuant to the exercise of warrants issued on May 17,
2002 at warrant exercise prices of $1.25 and $.10 per share, respectively; and

446,936 shares to an officer, directors and employee as consideration for unpaid wages based on a value of $.125 per share.

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations since inception. Since inception, we have used cash of approximately
$197,130, which has been primarily funded by investments of $103,130 from our stockholders, stockholder loans and loans from third parties. As of February 28,
2003, we had $119 in our bank account.

We have a working capital deficit of approximately $36,796 as of February 28,
2003.

At the conclusion of fiscal 2003, we did not have commitments for any capital expenditures for fiscal year 2004. Our funding depended solely on the sale of securities and personal loans from management in an amount sufficient to maintain a minimum operating level.

On May 23, 2003, in connection with the merger of SurfNet Media Group, Inc. into our wholly owned subsidiary, SurfNet New Media, Inc., we entered into a stock purchase agreement with Sundance Capital Fund I, LP for the sale of 1,900,000 shares of our common stock for $1,000,000. There are numerous contingencies in the agreement that affect the timing and amount of funding. The agreement also provides for warrants to purchase 500,000 shares of our common stock at $1.00.
On June 2, 2003, a first installment of $100,000 was paid pursuant to the terms of the agreement.

In addition to the investment by Sundance Capital Fund I, LP, we are in negotiations with other third parties regarding additional equity investment.

Certifications Under Section 906 of the Sarbanes-Oxley Act Of 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our Chief Executive Officer and our Chief Financial Officer
required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1
accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report                                                10

Independent Auditors' Report                                                11

Financial Statements:

Balance Sheet as of February 28, 2003                                       12

Statements of Operations for the years ended February 28, 2003, and February 28, 2002 and for the period of March 10, 2000
(date of incorporation) to February 28, 2003                                13

Statements of Stockholders' Equity (Deficit) for the years ended
February 28, 2003 and February 28, 2002, and the period of March
10, 2000 (date of incorporation) to February 28, 2003                       14

Statements of Cash Flows for the years ended February 28, 2003 and
February 28,2002, and for the period of March 10, 2000 (date
of incorporation) to February 28, 2003                                      16

Notes to Financial Statements                                               17

INDEPENDENT AUDITORS' REPORT

To the Stockholders of InnerSpace Corporation:

We have audited the accompanying balance sheet of InnerSpace Corporation (the
"Company"), a development stage enterprise, as of February 28, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28,
2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Notes 1 to the financial statements, the Company is in the development stage, has an accumulated deficit, anticipates incurring net losses for the foreseeable future and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. There is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the
Company be unable to continue as a going concern.

/s/           EPSTEIN, WEBER & CONOVER, PLC
              July 10, 2003
              Scottsdale, Arizona

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of InnerSpace Corporation:

We have audited the accompanying statement of operations, Stockholders' equity
(deficit) and cash flows of InnerSpace Corporation (the "Company"), a development stage enterprise, for the year ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Notes 1 to the financial statements, the Company is in the development stage, has an accumulated deficit, anticipates incurring net losses for the foreseeable future and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, an insignificant amount of capital has been raised, and there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery Crouse & Hohl P.A.

June 25, 2002

Tampa, FL

INNERSPACE CORPORATION
(A Development Stage Enterprise)

BALANCE SHEET AS OF FEBRUARY 28, 2003
________________________________________________________________________________

ASSETS

CURRENT ASSETS - Cash                                            $       191

TOTAL ASSETS                                                     $       191
                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                         $    26,102
Note payable                                                          10,884
Total current liabilities                                             36,986

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.0001 par value; 5,000,000 shares
       authorized; 0 shares issued and outstanding                         -

   Common stock, $0.0001 par value; 20,000,000 shares
       authorized; 1,563,200 shares issued and outstanding               156

Additional paid in capital                                         3,759,792
Deficit accumulated during the development stage                  (3,796,743)
Total stockholders' deficit                                          (36,795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $       191
                                                                 ============

The accompanying notes are an integral part of the financial statements.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
_____________________________________________________________________________________________________

                                                                                     For the Period
                                                                                        March 10,
                                                 For the             For the          2000 (date of
                                                   Year               Year           incorporation)
                                                  Ended               Ended                to
                                               February 28,       February 28,        February 28,
                                                   2003               2002                2003

 REVENUES                                       $       -        $     31,000        $     31,000

 EXPENSES:
 General & Administrative                         648,560           1,445,105           2,093,665
 Provision for loan losses                         61,622                   -              61,622
 Interest expense                                   9,056                   -               9,056
 Total Expenses                                   719,238           1,445,105           3,108,505

 NET LOSS                                       $(719,238)       $ (1,414,105)       $ (3,077,505)
                                                ==========       =============       =============

 NET LOSS PER SHARE
     - basic and diluted                        $   (0.80)       $      (3.74)       $      (8.53)
                                                ==========       =============       =============

 WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING- basic and diluted          895,503             377,950             360,706
                                                ==========       =============       =============

The accompanying notes are an integral part of the financial statements.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
_________________________________________________________________________________________________________________________________________________________________

                                                                      Common Stock                                            Deficit Accumulated
                                                                                            Additional       Deferred Stock       During the
                                                                   Shares     Par Value   Paid in Capital     Compensation     Development Stage     Total

Balances, March 10, 2000 (date of incorporation)                        -     $       -       $        -      $         -         $           -     $        -
Common stock issuances:
At $6.00 per share on March 10, 2000 for cash                          100            -              600                -                     -            600
At $.01 per share on February 14, 2001 for cash                    182,900           18            1,812                -                     -          1,830
At $.01 per share on February 14, 2001 for services                145,720           15        1,457,185         (111,200)                    -      1,346,000
At $10 per share on February 28, 2001 for royalty fees              31,280            3          312,797                -                     -        312,800
Services contributed by shareholders                                     -            -            4,000                -                     -          4,000
Net loss                                                                 -            -                -                -            (1,663,400)    (1,663,400)

Balances, February 28, 2001                                        360,000           36        1,776,394         (111,200)           (1,663,400)         1,830
Common stock issuances:
At $10 per share from July 10, 2001 to December 8, 2001 for cash    10,050            1          100,499                -                     -        100,500
At $5.00 per share on January 22, 2002 for consulting services     100,000           10          499,990         (333,333)                    -        166,667
At $5.00 per share on February 12, 2002 for license fees           180,000           18          899,982                -                     -        900,000
At $5.00 per share on February 12, 2002 for consulting services     10,000            1           49,999          (25,000)                    -         25,000
Retirement of common stock on February 13, 2002 (unrelated to     (180,000)         (18)          (2,382)               -                     -         (2,400)
issuance for license fee)
Release of escrowed shares                                               -            -                -          111,200                     -        111,200
Net loss                                                                                                                             (1,414,105)    (1,414,105)

Balances, February 28, 2002                                        480,050    $      48     $  3,324,482      $  (358,333)        $  (3,077,505)    $ (111,308)
                                                                 =================================================================================================

                                             (CONTINUED)

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT), CONTINUED

                                                                      Common Stock                                            Deficit Accumulated
                                                                                            Additional       Deferred Stock       During the
                                                                   Shares     Par Value   Paid in Capital     Compensation     Development Stage     Total

Balances, February 28, 2002                                         480,050       $ 48        $ 3,324,482        $ (358,333)          $ (3,077,505)  $ (111,308)
Common stock issuances:
Common stock issued for consulting services                         517,915         52            209,642                 -                      -      209,694

Common stock issued as compensation                                 531,735         53            194,626                                        -      194,679

Warrants exercised as part of debt acquisition                        4,000          0              5,000                                                 5,000

Warrants exercised for cash                                           2,000          0                200                                                   200

Debt conversion to common stock                                      27,500          2             25,842                                                25,844

Recognition of deferred stock compensation                                                                          358,333                             358,333

Net loss                                                                                                                                  (719,238)    (719,238)

Balances, February 28, 2003                                       1,563,200      $ 156        $ 3,759,792        $        -           $ (3,796,743)   $ (36,795)
                                                                ================================================================================================

The accompanying notes are an integral part of the financial statements.

INNERSPACE CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

                                                                                       For the Period
                                                                                          March 10,
                                                                                        2000 (date of
                                                         For the Year    For the Year   incorporation
                                                        ended February  ended February  to February 28,
                                                           28, 2003        28, 2002         2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (719,238)   $(1,414,105)    $(3,796,743)
Common stock issued for services                             762,706      1,202,867       3,624,373
Other non-cash expenses (debt discount)                        5,769              -           9,769
Adjustments to reconcile net loss to net cash used in
 operating activities:
Provision for loan losses                                     61,698              -          61,698
(Decrease)/increase in accrued compensation                  (85,081)        85,081               -
Increase in accounts payable and accrued liabilities          10,986         15,116          26,102
NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES              36,840       (111,041)        (74,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances under note receivable                               (59,000)             -         (59,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                         200        100,500         103,130
Net increase/(decrease) in advances to stockholder             7,717        (10,117)         (2,400)
(Decrease)/increase in due to bank                            (2,828)         2,828               -
Net (decrease)/increase in advances from stockholder          (8,622)         6,000          (2,622)
Proceeds from note payable                                    25,884         10,000          35,884
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES              22,351        109,211         133,992
                                                         ===========================================

NET CHANGE IN CASH AND CASH EQUIVALENTS                  $       191    $    (1,830)    $       191

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     -          1,830               -

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $       191    $         -     $       191
                                                         ===========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                          -              -               -
                                                         ===========================================
   Cash paid for income taxes                                      -              -               -
                                                         ===========================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Decrease in amounts due from stockholder from the
retirement of shares                                     $         -    $     2,400     $     2,400
                                                         ===========================================

Conversion of note payable to common stock               $    25,000    $         -     $    25,000
                                                         ===========================================

    The accompanying notes are an integral part of the financial statements.

INNERSPACE CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

InnerSpace Corporation (the "Company") was incorporated under the laws of the state of Delaware on March 10, 2000. The Company originally intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company was unsuccessful in these efforts and is presently seeking merger and acquisition targets. The Company entered into an agreement with SurfNet Media Group, Inc.
("SurfNet") on May 23, 2003, to merge with SurfNet. The merger was effectuated through the issuance of 3,500,000 shares of the Company's common stock to the shareholders of SurfNet. SurfNet became a wholly owned subsidiary of the
Company. SurfNet produces and provides programming broadcast via the internet.

Because the Company has not yet generated significant revenues and/or commenced its planned principal operations, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement
No. 7.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur operating losses and has an accumulated deficit of approximately $3,797,000 through February 28, 2003. The Company anticipates continuing losses for a period time required to implement the operations of SurfNet and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. Management believes that the SurfNet merger and other future potential business combinations will provide the Company with sufficient cash flow to meet its operating expenses and commitments for the foreseeable future. However, there is no assurance that the Company will be able to secure this financing and/or overcome various other contingencies incident to the combinations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-Based Compensation

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," became effective. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

The Company accounts for employee stock options in accordance with Accounting
Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to
Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the date of
grant.

For non-employee stock based compensation, the Company recognizes awards and grants of restricted stock as an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant. Stock option awards are valued using the
Black-Scholes option-pricing model.

Warrants granted with debt securities are valued using the Black-Scholes option-pricing model. The value of detachable warrants is allocated to those securities and results in a discount to the carrying value the debt.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128
"Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98
("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of February 28, 2003 there were no dilutive securities outstanding. There were 10,000 warrants outstanding. However, the computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

Financial Instruments

Financial instruments consist primarily of cash, and obligations under accounts payable, accrued expenses and a note payable. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of the note payable approximates fair value because it contains a market value interest rate and is short-term. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Recently Issued Accounting Standards

In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first became convertible. The guidelines of EITF 00-27 have been adopted by the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No.
141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and writedowns may be necessary. The Company adopted SFAS No. 141, which had no material effect on its results of operations or financial condition.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible
Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1,
2002 and as a result would not amortize goodwill. The Company has reviewed the provisions of this accounting pronouncement and does not believe that the effect will be material or adversely affect its results of operations or financial condition.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December
15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated
With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.

NOTE 3 - NOTE PAYABLE

The note payable consists of an unsecured promissory note that bears interest at
12% per annum and is payable upon demand. The Company defaulted on the payment of this note. Subsequent to February 28, 2003, the holder of the note converted the outstanding balance to 8,000 shares of the Company's common stock in full settlement of this obligation.

NOTE 4 - STOCKHOLDERS' DEFICIT

Subsequent to February 28, 2003, the Company declared a 1 for 10 reverse stock split. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

The Company issued 100 shares of its common stock upon incorporation to its founder for $600.

During the period March 10, 2000 (date of incorporation) to February 28, 2003, the Company had the following equity transactions:

        o Sold 182,900 shares on February 14, 2001 for approximately $1,830 to an individual who is not an officer, director or employee of the
          Company.

        o Issued 145,720 shares on February 14, 2001 to the Company's officers, directors and employees as consideration for services rendered. In connection with these issuances of stock, certain employees have entered into escrow agreements whereby: 5,560 were to be released after one year of employment; and another 5,560 were to be released after two years of employment. During the year ended February 28,
          2002, these restrictions were waived and a total of 145,720 shares were granted. As a result, the Company has recognized $1,346,000 and
          $111,200 of stock based compensation expense for the period March 10,
          2000 (date of incorporation) to February 28, 2001 and the year ended
          February 28, 2002, respectively, based upon the initial offering price of $10.00 per share in connection with its prior public offering.

        o Issued 31,280 shares on February 28, 2001 to Synermedics, Inc.
          ("Synermedics"), a company related through common ownership and management, as consideration for a non-refundable license fee under the terms of a royalty agreement discussed at Note G. The Company has recognized $312,800 of stock paid royalty expense in the 2001 statement of operations based upon the offering price of the common stock of $10.00 per share.

        o On July 10, 2001, the Company's registration statement with the SEC to sell up to 50,000 shares of its common stock at $10.00 per share was declared effective. The offering was on a best efforts, no minimum basis. As such, there was no escrow of any of the proceeds of the offering and the Company had the immediate use of any such funds to finance its operations. On December 8, 2001, the Company terminated the offering after selling 10,050 shares.

        o In January 2002, the Company's common stock became eligible for quotation on the NASDAQ Over-the-Counter Electronic Bulletin Board
          Trading System under the trading symbol ISPA.

        o Issued 100,000 shares on January 22, 2002 to a consulting group as compensation for finding prospective acquisition targets and corresponding financing. The Company has recognized $166,667 of expense in the year ended February 28, 2002, based on a six-month contract term and a fair value on the date of issuance of $5.00 per share.

        o Issued 180,000 shares on February 12, 2002 to Synermedics as consideration for a perpetual nonexclusive license to their software -
          see Note 7. The Company has recognized $900,000 of expense in the year ended February 28, 2002, based on a fair value on the date of issuance of $5.00 per share.

        o Issued 10,000 shares on February 12, 2002 as consideration for financial consulting and accounting services. The Company has recognized $25,000 of expense in the year ended February 28, 2002 based on a six-month contract term and a fair value on the date of issuance of $5.00 per share.

        o Retired 180,000 shares on February 13, 2002 in accordance with a directive from the holder of said stock.

        o Granted 517,915 shares of common stock to consultants as consideration under consulting agreements. The shares were granted from June 2002 through November 2002. The accompanying statement of operations for the year ended February 28, 2003 reflects a charge of $209,694 representing the value of the shares granted.

        o Granted 531,735 shares of common stock to officers as consideration for services rendered. The shares were granted from May 2002 through
          November 2002. The accompanying statement of operations for the year ended February 28, 2003 reflects a charge of $194,679 representing the value of the shares granted.

        o Issued 27,500 shares in February 2003, in connection with the conversion of a note payable in the amount of $25,000 plus accrued interest of $844.

        o Issued 2,000 shares in connection with the exercise of warrants for cash of $200.

        o Issued 4,000 shares in connection with issuance of note payable. The accompanying statement of operations for the year ended February 28,
          2003 reflects a charge of $5,000, recorded as a financing cost, representing the value of the shares granted.

Stock warrants

In the year ended February 28, 2002, pursuant to a license agreement, the
Company granted certain individuals designated by the licensor, warrants to purchase an aggregate of 10,000 shares of its common stock at a price of $10.00 per share. The warrants expire February 15, 2006. As of February 28, 2003, none of these warrants have been exercised.

2001 Stock option plan

In February 2001, the Company adopted the 2001 Stock Option Plan that provides for the grant to employees, officers, directors and consultants options to purchase up to 400,000 shares of the Company's common stock. Through February
28, 2003, no options were granted under this plan.

2002 Stock Incentive Plan

In January 2002, the Company adopted the 2002 Stock Incentive Plan, which provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. The Plan is administered by the board of directors, which determines those individuals who are to receive awards and the terms thereof.
From inception through February 28, 2003, 314,147 shares of common stock have been issued pursuant to the Plan.

Deferred Stock Compensation

The Company issued 110,000 shares to two consultants in the year ended February
28, 2002, under consulting agreements for services to be conducted over 12 months. The total value of these shares was $550,000 based on the trading price of the shares when issued. The total $550,000 expense was amortized over the one year term of the agreements. At February 28, 2002, $358,333 was not yet amortized and was reported as a deferred charge to equity. That amount was amortized as an expense in the year ended February 28, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company frequently makes advances to and from a stockholder and officer as cash requirements arise. Theses advances are in the form of unsecured advances that bear interest at 5% and are due on demand.

During the period March 10, 2000 (date of incorporation) to February 28, 2001, the Company's management provided various services and a portion of their homes for office space for no consideration. The value of these services and office space has been estimated at $4,000 and are recorded as operating expenses and as capital contributions.

In July 2001, the Company entered into a month-to-month operating lease with a stockholder for its office facilities for approximately $800 per month. Total rent paid to the stockholder for the years ended February 28, 2003 and 2002 was approximately $6,200 and $6,400 respectively.

NOTE 6 - INCOME TAXES

The provision for income taxes for the years ended February 28, 2003 and 2002, is comprised of the following:

                                            2002              2001

Current (Benefit)                       $ (321,727)       $ (72,000)
Deferred                                   321,727           72,000
Provision for income taxes              $        -        $       -
                                        ===========       ==========

At February 28, 2003, the Company had approximately $962,000 of unused net operating tax loss carryforwards. These carryforwards expire in various years through the year ended February 28, 2023, however, because utilization of the carryforwards are not reasonably assured, a valuation reserve in an amount equal to the net deferred tax asset has been provided. That valuation allowance increased by $293,000 during the year ended February 28, 2003.

At February 28, 2003, the Company had no deferred tax liabilities. The deferred income tax asset of $375,000 arises due to the net operating loss carryforwards.
The deferred income tax asset is fully offset by an equal valuation allowance.

A reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                Federal statutory rates        $ (247,058)    -34%
                State income taxes                (45,744)     -6%
                  Valuation allowance for
                    net operating losses          292,802      40%
                  Effective rate               $        -       0%

                                               ===================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into numerous consulting agreements. Management believes that the Company has no ongoing commitments to the consultants under these agreements.

The Company has disputed a billing for professional services of $7,600. The professional contends that services were provided and that the billed amount is due. The Company alleges that the professional was never engaged and that services were not performed. The Company intends to defend its position that nothing is due and no accrual was made in connection with this dispute at
February 28, 2003.

NOTE 8 - SUBSEQUENT EVENTS

The Company declared a 1 for 10 reverse stock split subsequent to February 28,
2003.

As discussed in Note 1, the Company entered into a merger agreement with SurfNet
Media Group, Inc. on May 23, 2003. The effective date of the merger was June 6,
2003. The merger agreement calls for the Company to issue 3,500,000 shares of its common stock for all of the issued and outstanding shares of SurfNet.

The Company entered into a stock purchase agreement with a third party for the sale of 1,900,000 shares of its common stock for $1,000,000. There are numerous contingencies in the agreement that affect the timing and amount of funding up to $1,000,000. The Agreement also provides for warrants to purchase 500,000 shares of the Company's common stock at $1.00.

ITEM 8. CHANGES IN AND DISAGREEMENS WITH ACCOUNTANTS ON ACCUNTING AND FINANCIAL
DISCLOSURE

We filed a Current Report on Form 8-K on January 28, 2003 (i) announcing our dismissal of our principal certified public accountants for the past three years, Kingery, Crouse & Hohl, P.A.; (ii) indicating that the accountants'
report on our financial statements since March 27, 2001 contained no adverse opinion or disclaimer of opinion, nor were any reports on our financial statements qualified or modified as to uncertainty, audit scope, or accounting principles, except that their opinion did contain a going concern qualification and such financial statements did not contain any adjustments for uncertainties stated therein; (iii) reflecting that the decision to dismiss the accountants was recommended and approved by our Board of Directors; (iv) reporting that since March 27, 2001 and the subsequent interim period, we had no disagreement with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their report; and (v) reporting our engagement of Epstein, Weber & Conover PLC as our principal certified public accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our executive officers and directors as of July 16, 2003:

      Officers and Directors            Age      Position

      Robert Arkin                       49      Chairman, Chief Executive Officer,
                                                 Chief Financial Officer,
                                                 President and Director

      James Haught                       56      Chief Operating Officer and Director

      Andrew L. Burgess, Jr.             37      Director

Robert Arkin has served as our Chief Executive Officer, President and a director since February 2001, and as Chairman and Chief Financial Officer since June 1,
2002. Since January 2003, he has also served as president and a director of the law firm of Robert D. Arkin, P.C. From August 1998 to February 2001, he was
Chief Executive Officer, a director and founder of Synermedics, which developed a web portal, applications delivery platform and workflow process automation technology for the hospital industry. From April 1997 to July 1998, Mr. Arkin served as Managing Partner of Arkin & Merolla, a law firm. Until March 1997 Mr.
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

James Haught has served as our Chief Operating Officer since February 2002 and as a director since June 2002. Since May 2002, he has also been employed as a
Planner by Eagle Group International, Inc., a consultant to the U.S. government and military on health services, information technology, logistics and training.
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
>From May 1993 to September 1995, he served as Chief Executive Officer of
Atlanta Medical Associates, a physician multispecialty practice that grew from
35 to 56 physicians during his tenure. From August 1990 to April 1993, he served in the U.S. Army as Colonel and Commanding Officer responsible for the deployment of U.S. soldiers and equipment to Kuwait and Somalia (April 1991 to
April 1993), and as Deputy Chief Of Operations, Plans and Training responsible for logistics management and supervisions of port and inland transportation systems in connection with Operations Desert Shield and Desert Storm (August
1990 to March 1991). Mr. Haught earned his B.S. in Finance and Accounting from the University of Baltimore and his M.B.A. in Finance and International
Management from Marymount University.

Andrew L. Burgess, Jr. has served as a director since July 2003. He served as
Vice President - Technology for SurfNet Media Group, Inc., an Arizona
corporation from June 1999 until May 2003. On July 15, 2003, was elected as Vice
President for its successor, SurfNet New Media, Inc., our wholly owned subsidiary. Since June 2003, he has served as a managing member of MathEcology,
LLC. Since March 2003, he has served as managing member of webArchitectures LLC.
Since April 2002 to he has served as president and a director of AssureCam, Inc.
>From September 2001 until February 2002, he was a systems architect for Wizard
Business Systems. From January 2001 to October 2001, he was a systems architect for Cybercilium, Inc. >From October 2000 until December 2000, he was principal architect for DMR Consulting, a Fujitsu Limited affiliate and member of the
Fujitsu Group family of companies. From October 1998 until July 1999, he was senior engineer for Insight Enterprises, Inc.

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

The Board of Directors met on 17 occasions during fiscal 2003. All of the members of the Board of Directors attended these meetings. During fiscal 2003, members of the Board of Directors received no additional compensation for their services as directors.

In connection with the acquisition of SurfNet Media Group, Inc., on June 6,
2003, Douglas Johnson and Pamela Thompson were appointed directors and officers.
On July 15, 2003, Mr. Johnson and Ms. Thompson tendered their resignations effective on that date.

ITEM 10 - EXECUTIVE COMPENSATION

None of our executive officers received compensation in excess of $100,000 during fiscal 2003, the preceding fiscal year or since our inception. Currently, we do not have employment or consulting agreements with any of our executive officers. For fiscal 2003, Mr. Arkin provided services on a full-time basis. Mr.
Haught provided services on a part-time basis.

Summary Compensation Table

                            Annual Compensation                         Long-Term Compensation
                                                                   Awards                      Payouts
  Name and    Year   Salary    Bonus    Other Annual
 Principal             ($)      ($)     Compensation
  Position                                   ($)
                                                        Restricted     Securities     LTIP         All Other
                                                           Stock       Underlying     Payouts    Compensation
                                                         Award(s)     Options/SARs       ($           ($)
                                                            ($)            (#)

Robert        2003                                      130,867(1)
Arkin, CEO

(1) In May 2002, we issued 60,000 shares to Mr. Arkin under our 2002 Stock
Incentive Plan for services rendered based upon a price of $1.25 per share. In November 2002, we authorized the issuance of 446,936 shares to Mr. Arkin as consideration for services rendered based on a value of $.125 per share

Benefit Plans

2001 Stock Option Plan

In February 2001, our stockholders adopted our 2001 Stock Option Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 40,000 shares of common stock, consisting of both "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code") and
"non-qualified" options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees. The Plan is administered by our board of directors, which determines those individuals who are to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

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

2002 Stock Incentive Plan

In January 2002, our Board of Directors approved our 2002 Stock Incentive Plan, which provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. The Plan, which has been approve by our stockholders, is administered by our board of directors, which determines those individuals who are to receive awards and the terms thereof. From inception through fiscal
2003, we have issued 314,147 shares of common stock pursuant to the Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of July 11, 2003. All shareholders have sole voting and investment power over the shares beneficially owned.

Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options, and each officer and director.

      Name and Address of Beneficial Owner      Amount and Nature of    Percent of
                                                Beneficial Ownership      Class

      Robert Arkin, CEO, CFO and Director              100,000            1.66%
      c/o SurfNet Media Group, Inc.
      6595G Roswell Road
      Suite 222
      Atlanta, GA  30328

      James P. Haught, COO and Director
      c/o SurfNet Media Group, Inc.                     10,000             .17%
      6595G Roswell Road
      Suite 222
      Atlanta, GA  30328

      Andrew L. Burgess, Jr., Director
      c/o SurfNet New Media, Inc.
      2245 West University Drive                       348,555            5.79%
      Suite 9
      Tempe, AZ  85281

      Sundance Capital Fund I, L.P.
      4515 Chesswood Drive
      Unit A
      Toronto, Ontario M3J2V6                        1,525,000           41.82%

      All officers and directors as a group  (3        458,555            7.62%
      persons)

Escrow agreement

Sundance Capital Fund I, LP has entered into an escrow agreement whereby
1,400,000 shares are held by Robert D. Arkin, PC, an affiliate of our Chief
Executive Officer. Under the escrow agreement, the escrow agent may release
160,000 shares from escrow after Sundance releases to us $100,000, and 155,000 shares for each $100,000 that Sundance releases to us up to a total of $900,000.
Pursuant to the escrow agreement, Sundance is entitled to vote the escrowed shares.

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
                        2001 (File No. 333-577818)

3.4                     Certificate of Amendment of Certificate of Incorporation dated
                        May 28, 2003

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
                        15, 2001 and July 5, 2001 (File No. 333-577818)

4.2                     Promissory Note to Health Unified, Inc. dated February 5, 2002
                        (incorporated by reference to Exhibit 4.2 on Registrant's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002)

4.3                     Promissory Note to Rayford Jeffreys dated May 17, 2002
                        (incorporated by reference to Exhibit 10 on Registrant's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002)

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
                        Registration Statement on Form S-8, filed on January 10, 2002
                        (File No. 333-76528)

5.3                     Common Stock Purchase Warrant dated February 15, 2002 for 2,000 shares at $10.00 per share to Chris A. Ivaliotes and Mary Ann
                        Ivaliotes, Joint Tenants (incorporated by reference to Exhibit
                        5.3 on Registrant's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002)

5.4                     Common Stock Purchase Warrant dated February 15, 2002 for 2,960 shares at $10.00 per share to Sandra K. Lucius (incorporated by reference to Exhibit 5.4 on Registrant's Report on Form 10-KSB
                        for the annual period ended February 28, 2002 filed on July 5,
                        2002)

5.5                     Common Stock Purchase Warrant dated February 15, 2002 for 2,960 shares at $10.00 per share to William W. Rogers Jr. and Elizabeth
                        H. Rogers, Joint Tenants (incorporated by reference to Exhibit
                        5.5 on Registrant's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002)

5.6                     Common Stock Purchase Warrant dated February 15, 2002 for 2,080 shares at $10.00 per share to Kenneth R. Crowe (incorporated by reference to Exhibit 5.6 on Registrant's Report on Form 10-KSB
                        for the annual period ended February 28, 2002 filed on July 5,
                        2002)

5.7                     Common Stock Purchase Warrant dated May 17, 2002 for 4,000 shares at $1.25 per share to Rayford Jeffreys (incorporated by reference to Exhibit 10 on Registrant's Report on Form 10-QSB for the
                        quarterly period ended May 31, 2002 filed on August 9, 2002)

5.8                     Common Stock Purchase Warrant dated May 17, 2002 for 4,000 shares at $.10 per share to Joe Young (incorporated by reference to
                        Exhibit 10 on Registrant's Report on Form 10-QSB for the
                        quarterly period ended May 31, 2002 filed on August 9, 2002)

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

10.4                    2002 Stock Incentive Plan (incorporated by reference to Exhibits
                        4.1 on Registrant's Registration Statement on Form S-8, filed on
                        January 10, 2002(File No. 333-76528))

10.5                    Software License Agreement with MB Software Solutions dated as of
                        November 14, 2001 (incorporated by reference to Exhibit 10.5 on
                        Registrant's Report on Form 10-KSB for the annual period ended
                        February 28, 2002 filed on July 5, 2002)

10.6                    Software Source Code License Agreement with MB Software Solutions dated as of November 14, 2001 (incorporated by reference to
                        Exhibit 10.6 on Registrant's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002)

10.7                    Professional Services Agreement with R. E. Gross and Associates
                        LLC dated November 14, 2001 (incorporated by reference to Exhibit
                        10.7 on Registrant's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002)

10.8                    Consulting Agreement with Jay Stulberg dated as of December 1,
                        2001 (incorporated by reference to Exhibit 10.8 on Registrant's
                        Report on Form 10-KSB for the annual period ended February 28,
                        2002 filed on July 5, 2002)

10.9                    Consulting Agreement with Steven H. Epstein dated as of December
                        15, 2001 (incorporated by reference to Exhibit 10.9 on
                        Registrant's Report on Form 10-KSB for the annual period ended
                        February 28, 2002 filed on July 5, 2002)

10.10                   Consulting Agreement with Bagswell Capital, LLC dated January 2,
                        2002 (incorporated by reference to Exhibit 10.10 on Registrant's
                        Report on Form 10-KSB for the annual period ended February 28,
                        2002 filed on July 5, 2002)

10.11                   License Agreement with The KRC Group, Inc. dated as of February
                        15, 2002 (incorporated by reference to Exhibit 10.11 on
                        Registrant's Report on Form 10-KSB for the annual period ended
                        February 28, 2002 filed on July 5, 2002)

10.12                   License Agreement with Synermedics dated as of February 28, 2002
                        (incorporated by reference to Exhibit 10.12 on Registrant's
                        Report on Form 10-KSB for the annual period ended February 28,
                        2002 filed on July 5, 2002)

10.13                   Consulting Agreement with Arnold Zweig dated May 29, 2002
                        (incorporated by reference to Exhibit 10 on Registrant's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002)

10.14                   Consulting Agreement with Bagswell Capital, LLC dated March 12,
                        2002 (incorporated by reference to Exhibit 10 on Registrant's
                        Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002)

10.15                   Consulting Agreement with Bagswell Capital, LLC dated April 15,
                        2002 (incorporated by reference to Exhibit 10 on Registrant's
                        Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002)

10.16                   Consulting Agreement with Ann Strassar dated May 29, 2002
                        (incorporated by reference to Exhibit 10 on Registrant's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002)

10.17                   Consulting Agreement with David Keaveney and Jason Genet dated
                        May 7, 2002 (incorporated by reference to Exhibit 10 on
                        Registrant's Report on Form 10-QSB for the quarterly period ended
                        May 31, 2002 filed on August 9, 2002)

10.18                   Consulting Agreement with Frank Nassar dated as of June 5, 2002
                        (incorporated by reference to Exhibit 10._on Registrant's Form
                        10-QSB for the quarterly period ended August 31, 2002 filed on
                        October 22, 2002)

10.19                   Consulting Agreement with Brewster Financial Group dated
                        November 1, 2002

10.20                   Consulting Agreement with 534251 Ontario Limited dated November
                        1, 2002

23.0                    Consent of Kingery Crouse & Hohl P.A. dated June 14, 2001
                        (incorporated by reference to Exhibit 23.0 on Registrant's
                        Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5,
                        2001 (File No. 333-577818).

23.1                    Opinion and Consent of Thomas P. McNamara, P.A. dated May 3, 2001
                        (incorporated by reference to Exhibit 5.1 on Registrant's
                        Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5,
                        2001 (File No. 333-577818)

23.2                    Consent of Kingery Crouse & Hohl P.A. dated January 8, 2002
                        (incorporated by reference to Exhibit 23.2 on Registrant's
                        Registration Statement on Form S-8, filed on January 10, 2002
                        (File No. 333-76528))

23.3                    Opinion and Consent of Raiford & Dixon, LLP dated January 8,
                        2002 (incorporated by reference to Exhibit 5.1 on Registrant's
                        Registration Statement on Form S-8, filed on January 10, 2002
                        (File No. 333-76528))

23.4                    Opinion and Consent of Raiford & Dixon, LLP dated June 3,
                        2003 (incorporated by reference to Exhibit 5.1 on Registrant's
                        Post-Effective Amendment No. 1 to Registration Statement on Form
                        S-8, filed on June 5, 2003)

23.5                    Consent of Kingery Crouse & Hohl P.A. dated May 29, 2002
                        (incorporated by reference to Exhibit 23.2 on Registrant's
                        Post-Effective Amendment No. 1 to Registration Statement on Form
                        S-8, filed on June 5, 2003)

99.1                    Certification of Chief Executive Officer and Chief Financial
                        Officer Under Section 906 of the Sarbanes-Oxley Act of 2002 dated
                        July 16, 2003

99.2                    Promissory Note from Richard Pendleton dated July 17, 2002
                        (incorporated by reference to Exhibit 10 on Registrant's Form
                        10Q-SB for the quarterly period ended August 31, 2002 filed
                        October 22, 2002)

(b) Reports on Forms 8-K

We filed a Current Report on Form 8-K on December 23, 2002 announcing that we have been informed that certain of our stockholders had signed agreements that, if consummated, would result in a change of control within the next 30 days.

We filed a Current Report on Form 8-K on January 28, 2003 (i) announcing our dismissal of our principal certified public accountants for the past 3 years, Kingery, Crouse & Hohl, P.A.; (ii) indicating that the accountants'
report on our financial statements since March 27, 2001 contained no adverse opinion or disclaimer of opinion, nor were any reports on our financial statements qualified or modified as to uncertainty, audit scope, or accounting principles, except that their opinion did contain a going concern qualification and such financial statements did not contain any adjustments for uncertainties stated therein; (iii) reflecting that the decision to dismiss the accountants was recommended and approved by our

Board of Directors; (iv) reporting that since March 27, 2001 and the subsequent interim period, we had no disagreement with its former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report; and (v) reporting our engagement of Epstein,
Weber & Conover PLC as our principal certified public accountants.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Within 90 days prior to the filing of this report on Form 10-KSB, we conducted an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in ensuring that information we are required to be disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified by the Securities and Exchange
Commission's rules and forms.

Changes In Internal Controls

We evaluated our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURFNET MEDIA GROUP, INC.
("Registrant")

By:       /s/ Robert D. Arkin
          Robert D. Arkin
          Chief Executive Officer and
          Chief Financial Officer
          (Principal Accounting Officer)

Date:    July 16, 2003

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
Robert D. Arkin               Chairman, Chief Executive Officer, Chief Financial
                              Officer, President, and Director

/s/ James P. Haught
James P. Haught               Chief Operating Officer, and Director

/s/ Andrew L. Burgess, Jr.
Andrew L. Burgess, Jr.        Director

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert D. Arkin, the Chief Executive Officer and Chief Financial Officer of
SurfNet Media Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of SurfNet Media Group,
   Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared;

        b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 16, 2003

                                    /s/ Robert D. Arkin
                                    Robert D. Arkin
                                    Chief Executive Officer, President and Chief
                                    Financial Officer