Form 10QSB
period 2003-05-31
INNERSPACE CORP
filed 2003-07-30
CIK 1137204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended May 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from _____ to _____
                        Commission file number 333-57818

                            SURFNET MEDIA GROUP, INC.
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

                            SURFNET MEDIA GROUP, INC.
                            201 Allen Road, Suite 310
                             Atlanta, Georgia 30328
 (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on July 23, 2003 was 6,019,600.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                            SURFNET MEDIA GROUP, INC.

        Index to Form 10-QSB for the Quarterly Period Ended May 31, 2003

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheets as of May 31, 2003                                    3

          Statements of Operations for the three months ended May 31, 2003
          and 2002, and for the period of March 10, 2000 (date of              4
          incorporation) to May 31, 2003

          Statements of Cash Flows for the three months ended May 31,
          2003 and May 31,2002, and for the period of March 10, 2000           5
          (date of incorporation) to May 31, 2003

          Notes to Financial Statements                                        6

Item 2.   Management's Discussion and Analysis or Plan of Operation.          11

Item 3.   Controls and Procedures.                                            14

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.                                                  15

Item 2.   Changes in Securities                                               15

Item 3.   Defaults Upon senior Securities.                                    15

Item 4.   Submission of Matters to a Vote of Security Holders.                15

Item 5.   Other Information.                                                  15

Item 6.   Exhibits and Reports on Form 8-K.                                   15

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             Innerspace Corporation
                        (A Development Stage Enterprise)

           BALANCE SHEET AS OF MAY 31, 2003
________________________________________________________________________________

           ASSETS                                            May 31,
                                                              2003
                                                           (Unaudited)

           CURRENT ASSETS - Cash                            $       369

           TOTAL ASSETS                                     $       369
                                                            ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

           CURRENT LIABILITIES

           Accrued compensation                             $    60,000
           Accounts payable and accrued liabilities              23,302
           Note payable                                          13,884
                                                                 97,186
           STOCKHOLDERS' (DEFICIT):
           Preferred stock - $0.0001 par value; authorized
           5,000,000 common shares; no shares issued and
           outstanding                                                -
           Common stock - $0.0001 par value; authorized
           20,000,000 common shares; 1,563,200 issued and
           outstanding                                              156
           Additional paid-in capital                         3,759,792
           Deficit accumulated during the development stage  (3,856,765)
           Total Stockholders' (Deficit)                        (96,817)

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $       369
                                                            ============

________________________________________________________________________________

                             Innerspace Corporation
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
_____________________________________________________________________________________________________

                                                                                      For the Period
                                                       For the           For the          March 10,
                                                     three months      three months    2000 (date of
                                                        ended              ended       incorporation)
                                                                                             to
                                                        May 31,           May 31,          May 31,
                                                         2003              2002             2003

       REVENUES                                      $        -         $         -     $    31,000

       EXPENSES:
       General & Administrative                          60,000             429,287       3,786,065
       Provision for loan losses                                                  -          61,622
       Interest expense                                      22               3,237           9,078
       Total Expenses                                    60,022             432,524       3,856,765

       NET LOSS                                      $  (60,022)        $  (432,524)    $(3,825,765)
                                                     ===========        ============    ============

       NET LOSS PER SHARE - basic and diluted        $    (0.04)        $     (0.01)    $     (8.54)
                                                     ===========        ============    ============

       WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING - basic and diluted                1,563,200             508,410         448,141
                                                     ===========        ============    ============

_____________________________________________________________________________________________________

                             INNERSPACE CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
______________________________________________________________________________________________

                                                                                  For the period
                                                                                  March 10, 2000
                                             For the three       For the three       (date of
                                              months ended        months ended    incorporation)
                                              May 31, 2003        May 31, 2002    to May 31, 2003

CASHFLOW FROM OPERATING ACTIVITES:
Net loss                                     $    (60,022)       $   (432,524)   $ (3,856,765)
Common stock issued for services                        -             377,500       3,655,218
Other non-cash expenses                                 -               2,300           4,000
Adjustments to reconcile net loss to net
  cash used by operating activities:
Provision for loan losses                                                              61,622
(Decrease)/increase in due to bank                      -              (1,779)              -
(Decrease)/increase in accrued compensation        60,000              (8,500)         60,000
(Decrease)/increase in accounts payable and
  accrued liabilities                              (2,800)             20,478          23,302

NET CASH PROVIDED/(USED) IN OPERATING
  ACTIVITIES                                       (2,822)            (42,525)        (52,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                -                   -         103,130
Issuance of note receivable                             -                   -         (59,000)
Net increase/(decrease) in advances to
 stockholder                                            -               7,025          (2,400)
Net decrease/(increase) from advances to
 stockholder                                            -              10,000          (2,622)
Proceeds from note payable                          3,000              25,500          38,884
Noncash retirement of note payable                      -                   -         (25,000)
NET CASH (USED)/ PROVIDED BY FINANCING              3,000              42,525          52,992

NET CHANGE IN CASH AND CASH EQUIVALENTS               178                   -             369

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                               191               1,830               -

CASH AND CASH EQUIVALENTS, END OF PERIOD     $        369        $      1,830    $        369
                                             =============       =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                    $          -        $          -    $          -
                                             =============       =============   =============
   Cash paid for income taxes                $          -        $          -    $          -
                                             =============       =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Decrease in amounts due from stockholder
 from retirement of shares                   $                   $               $      2,400
                                             =============       =============   =============
Discount on promissory note                  $                   $      5,769    $      5,769
                                             =============       =============   =============

______________________________________________________________________________________________

SEE NOTES TO FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur operating losses and has an accumulated deficit of approximately $3,856,765 through May 31, 2003. The Company anticipates continuing losses for a period time required to implement the operations of SurfNet and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. Management believes that the SurfNet merger and other future potential business combinations will provide the Company with sufficient cash flow to meet its operating expenses and commitments for the foreseeable future. However, there is no assurance that the Company will be able to secure this financing and/or overcome various other contingencies incident to the combinations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128
"Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98
("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of May 31, 2003 there were no dilutive securities outstanding. There were 10,000 warrants outstanding. However, the computation of
Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

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

NOTE 3 - NOTE PAYABLE

The notes payable consist of two unsecured promissory notes that bear interest at 12% per annum and are payable upon demand. The Company currently in default on the payment of one note in the amount of $10,884.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

In July 2001, the Company entered into a month-to-month operating lease with a stockholder for its office facilities for approximately $800 per month. This arrangement ended February 28, 2003.

In May 2003, the Company received an advance of $3,000 from a stockholder in the form of an unsecured promissory note that bears interest at 12% per annum and is payable upon demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has entered into numerous consulting agreements. Management believes that the Company has no ongoing commitments to the consultants under these agreements.

The Company has disputed a billing for professional services of $7,600. The professional contends that services were provided and that the billed amount is due. The Company alleges that the professional was never engaged and that services were not performed. The Company intends to defend its position that nothing is due and no accrual was made in connection with this dispute at May
31, 2003.

NOTE 6 - SUBSEQUENT EVENTS

The Company declared a 1 for 10 reverse stock split subsequent to May 31, 2003.
All share amounts have been retroactively restated for all periods presented.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis should be read in conjunction with the balance sheet as of February 28, 2003 and the financial statements as of and for the three months ended Mary 31, 2003 and 2002 included with this Form 10-KSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain advances, we have no assets. We had no revenue during fiscal 2003. In addition, we had no revenue for the three months ended May 31, 2003, and our total expenses for that period were approximately $60,022.

The expenses we incurred related primarily to our efforts to procure acquisition candidates and acquire financing. As of May 31, 2003, we did not have adequate cash to maintain current operations.

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

Results of Operations

Net Sales

We had no net sales for the quarters ended May 31, 2003 or 2002.

Operating Expenses

Total operating expenses for the quarter ended May 31, 2003 decreased $372,502, or 86%, when compared to the quarter ended May 31, 2002 . This decrease reflects a reduction in stock-based compensation.

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

Liquidity and Capital Resources

Our operating and capital requirements have exceeded our cash flow from operations since inception. Since inception, we have used cash of approximately
$52,623, which has been primarily funded by investments of $103,130 from our stockholders, stockholder loans and loans from third parties. As of May 31,
2003, we had $369 in our bank account.

We have a working capital deficit of approximately $96,817 as of May 31, 2003.

As of May 31, 2003, we did not have commitments for any capital expenditures for fiscal year 2004. Our funding depended solely on the sale of securities and personal loans from management in an amount sufficient to maintain a minimum operating level

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

We currently are uncertain as to whether or not the capital raised or committed to date will allow SurfNet Media to execute its business plan to the point where it will not require new investment capital in the future.

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

Forward Looking Statements

This quarterly report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of
1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects,"
"intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by SurfNet from time to time with the Securities and Exchange Commission.

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

Item 3. Controls And Procedures

Evaluation Of Disclosure Controls And Procedures

Within 30 days prior to the filing of this report on Form 10-QSB, we conducted an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in ensuring that information we are required to be disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified by the Securities and Exchange
Commission's rules and forms.

Changes In Internal Controls

We evaluated our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

        On May 6, 2003, at a duly held special meeting of the Company's stockholders, the stockholders considered three proposals: A proposed one for ten reverse split of the outstanding shares of the company's common stock; an amendment to the Company's Certificate of Incorporation to change the name of the Company to SurfNet Media Group, Inc. and approval of the Company's 2002
Stock Incentive Plan.

        Of 11,642,500 shares entitled to vote, 8,068,120 shares were cast in favor of the first proposal, none against and none abstained. 8,068,120 shares were cast in favor of the second proposal, none against and none abstained. 8,046,620 shares were cast in favor of the third proposal, 1,500 shares abstained, and
20,000 against. These amounts are do not reflect the 1 for 10 reverse stock split.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurfNet Media Group, Inc. ("Registrant")

/s/ Robert D. Arkin
By: ____________________________
Robert D. Arkin
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)

Date: July 24, 2003

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
                              OFFICER PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert D. Arkin, the Chief Executive Officer and Chief Financial Officer of
SurfNet Media Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SurfNet Media
   Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003

                                              /s/ Robert D. Arkin
                                              Robert D. Arkin
                                              Chief Executive Officer, President and Chief
                                              Financial Officer

