Form 10QSB
period 2003-08-31
SURFNET MEDIA GROUP INC
filed 2003-10-30
CIK 1137204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended August 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from ________ to ________
                        Commission file number 333-57818

                            SURFNET MEDIA GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                    58-2504254
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)

                        2245 W. University Drive, Suite 9
                            Tempe, Arizona 85281-7246
          (Address of Principal Executive Offices, including Zip Code)

                                 (480) 557-0695
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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on October 29, 2003 was 6,820,423.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                            SURFNET MEDIA GROUP, INC.

       Index to Form 10-QSB for the Quarterly Period Ended August 31, 2003

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheet as of August 31, 2003                                2
         Statements of Operations for the three months and six months
         ended August 31, 2003 and 2002                                     3
         Statements of Cash Flows for the six months ended August 31, 2003
         and August 31,2002                                                 4
         Notes to Financial Statements                                      5
Item 2.  Management's Discussion and Analysis or Plan of Operation          12
Item 3.  Controls and Procedures                                            17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 2.  Changes in Securities                                              19
Item 3.  Defaults Upon Senior Securities                                    19
Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19
Item 6.  Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                  21

                                        2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BALANCE SHEET AS OF AUGUST 31, 2003 (UNAUDITED)
_____________________________________________________________________________

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $    22,253
Prepaids and other assets                                   5,694

Total current assets                                       27,947

Property, plant and equipment, net of accumulated
   depreciation of $8,906                                  53,064
Other assets                                               10,100

TOTAL ASSETS                                          $    91,111
                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities              $   215,136
Deferred revenue                                          105,957
Note payable                                              115,768
Total current liabilities                                 436,861

STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.0001 par value; 5,000,000
  shares authorized; 0 shares issued and outstanding            -
 Common stock, $0.0001 par value;  20,000,000
  shares authorized; 5,074,632 shares issued and
  outstanding                                                 507
Additional paid in capital                              2,377,221
Deficit accumulated during the development stage       (2,723,478)
Total stockholders' deficit                              (345,750)

                                                      $    91,111
                                                      ============

     STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31,
                    2003 AND 2002, RESPECTIVELY (UNAUDITED)

________________________________________________________________________________________________________

                                               For the          For the         For the        For the
                                            Three months       Six months    Three months    Six months
                                               Ended             Ended          Ended          Ended
                                             August 31,        August 31,     August 31,     August 31,
                                                2003              2003           2002           2002

 REVENUES                                   $   209,348      $    304,243    $    89,341    $  190,262

 COSTS AND EXPENSES:
 General & Administrative                       422,923         1,192,441        104,539       198,196
 Legal expense                                   62,708            66,200            100         4,700
 Interest expense                                 3,982             7,964          7,500        15,000
     Total                                      489,613         1,266,605        112,139       217,896

  Net loss before extraordinary item           (280,265)         (962,362)       (22,798)      (27,634)

 EXTRAORDINARY LOSS -
      Loss on extinguishment of debt                  -           935,500              -             -

 NET LOSS                                   $  (280,265)     $ (1,897,862)   $   (22,798)   $  (27,634)
                                            ============     =============   ============   ===========

 NET LOSS PER SHARE:
     BASIC AND DILUTED
 Before extraordinary item                  $     (0.06)     $      (0.20)   $     (0.01)   $    (0.01)
 Extraordinary Item                                   -             (0.20)             -             -
                                            $     (0.06)     $      (0.40)   $     (0.01)   $    (0.01)
                                            ============     =============   ============   ===========
 WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING- basic and diluted     4,553,126         4,686,287      3,161,709     3,161,709
                                            ============     =============   ============   ===========

     STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND
                          AUGUST 31, 2002 (UNAUDITED)
____________________________________________________________________________________

                                                 For the Six           For the Six
                                                 Months ended          Months ended
                                                August 31,2003        August 31,2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(1,897,862)         $   (27,634)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                         6,333                  643
  Common stock issued for services                   289,788                    -
  Extraordinary loss on debt extinguishment          985,500                    -
  Common stock issued for loan guarantee             207,862                    -
 Changes in assets and liabilities (net of
   business acquisition):
  Increase in prepaid expenses                        (2,575)                   -
  Increase in deferred revenue                        30,897                8,565
  Increase in accounts payable and accrued
   liabilities                                        84,065               43,693

NET CASH (USED) IN OPERATING ACTIVITIES             (295,992)              25,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                  (38,660)              (6,800)
Disbursements on patent                              (10,100)                   -

NET CASH USED IN INVESTING ACTIVITIES                (48,760)              (6,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                             260,000                    -
Proceeds from note payable                            32,500                    -
Principal payments on notes payable                  (36,550)                   -

NET CASH PROVIDED BY FINANCING ACTIVITIES            255,950                    -
                                                 ============         ============

NET CHANGE IN CASH AND CASH EQUIVALENTS              (88,802)              18,467

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       111,055                8,514

CASH AND CASH EQUIVALENTS, END OF PERIOD         $    22,253          $    26,981
                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                        $     3,964          $         -
                                                 ============         ============
   Cash paid for income taxes                              -                    -
                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under note payable      $     6,810          $     2,400
                                                 ============         ============
Retirement of debt through conversion to
  common stock                                   $   150,000          $         -
                                                 ============         ============
Payment of obligation to vendor with
  common stock                                   $    60,000          $         -
                                                 ============         ============

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six months ended August 31,
2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 28,
2003 and Form 8-K disclosing the acquisition of SurfNet Media Group, Inc., an
Arizona corporation, described in more detail below.

SurfNet Media Group, Inc. (the "Company") (formerly Innerspace Corporation) was incorporated under the laws of the state of Delaware on March 10, 2000. The
Company originally intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company entered into an agreement with SurfNet Media Group,
Inc., an Arizona corporation ("SurfNet") on May 23, 2003, to merge with the
Company. SurfNet is a digital media distribution technology company. In addition, SurfNet produces a variety of programs for broadcast over the
Internet, including popular talk shows hosted by experts, and provides guaranteed playtime for independent artists. The merger was effectuated through the issuance of 3,161,709 shares of the Company's common stock to the shareholders of SurfNet. SurfNet became a wholly owned subsidiary of the
Company. As a result of the issuance of the 3,161,709 shares of the Company's common stock to the shareholders of SurfNet, the former shareholders of SurfNet now hold a controlling interest in the Company.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by SurfNet, under the purchase method of accounting, and was treated as a recapitalization with SurfNet as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the June 6, 2003, acquisition of the Company. The financial statements have been prepared to give retroactive effect to March 1, 2002, of the reverse acquisition completed on
June 6, 2003, and represent the operations of SurfNet. Consistent with reverse acquisition accounting: (i) all of SurfNet's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company
(the accounting acquiree) are reflected at their net asset value as if issued on
June 6, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur operating losses and has an accumulated deficit of approximately $2,723,478 through August 31, 2003. The Company anticipates continuing losses for a period time required to implement the operations of SurfNet and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. The Company has received a capital commitment of $1,000,000 from an investor. Of that amount $235,000 was funded as of August 31, 2003. Management believes that the SurfNet merger and other future potential business combinations will provide the Company with sufficient cash flow to meet its operating expenses and commitments for the foreseeable future.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
SurfNet Media Group, Inc. and its wholly owned subsidiary, SurfNet New Media,
Inc. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company's revenue is generated from the sale of Internet broadcasting airtime specified in contracts that generally have terms of three to twelve months. Revenue is recognized when airtime is provided to the Company's clients, generally pro-rata over the term of the contract. Payments received in advance of providing of the airtime are deferred until earned.

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
SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Temporary differences arise as a result of the value of stock compensation being deferred for income tax purposes being lower than the book value of such expenses.

At August 31, 2003, the Company had net deferred income tax assets of approximately $2,300,000. The net deferred income tax assets arise primarily from net operating loss carry forwards. The deferred income tax asset is fully offset by an equal valuation allowance.

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

Advertising

The Company expenses advertising costs as incurred. The Company had advertising expense of $44,637 in the quarter ended August 31, 2003.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128
"Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98
("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of August 31, 2003 there were potentially dilutive securities of
260,000 common stock warrants and options outstanding and debt convertible to

100,000 shares of the Company's common stock. However, the computation of
Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants, options and convertible debt would be anti-dilutive.
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

Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated
With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after June 30, 2003, and the
Company estimates the impact of adopting these new rules will not have a material impact on the financial condition and results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain
Financial Institutions". SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The
Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31,
2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any authorized preferred shares or other financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of
FIN 45 did not impact the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest
Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. However, the FASB recently delayed the implementation requirements. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at August 31, 2003:

        Convertible note payable, original
         face amount of $200,000, original
         maturity date of March 1, 2001, interest
         at 8% per annum, settled for $50,000
         cash, 150,000 shares of the Company's
         common stock and warrants to acquire
         150,000 shares of the Company's common
         stock at $1.00 per share.                  $   16,668

        Convertible note payable, original
         face amount of $100,000, original
         maturity date of March 1, 2003, interest
         at 8% per annum, convertible at $1 per
         share, 100,000 warrants at $1.00 per
         share.                                         99,100
                                                    $  115,768
                                                    ==========

In connection with the settlement agreement on the $200,000 note payable, the
Company recognized a loss of $935,000 in the six month period ended August 31,
2003. The settlement required the payment by the Company of $50,000 plus the issuance of the Company's common stock and warrants. The value of the warrants was determined to be $2.64 per warrant using the Black-Scholes option pricing model. The trading value of the Company common stock was $4.93 when the Company entered into the settlement agreement.

NOTE 4 - COMMON STOCK

The Company declared a 1 for 10 reverse stock split June 6, 2003. All share amounts have been retroactively restated for all periods presented.

As discussed in Note 1, the Company entered into a merger agreement with SurfNet
Media Group, Inc. on May 23, 2003. The effective date of the merger was June 6,
2003. The merger agreement calls for the Company to issue up to 3,500,000 shares of its common stock for all of the issued and outstanding shares of SurfNet. The
Company will issue 3,161,709 shares in connection with the merger (of which
2,962,823 shares have been issued as of the date hereof) and has reserved another 360,000 shares for potential issuances associated with warrants and convertible debt of SurfNet prior to the merger.

The Company entered into a stock purchase agreement with a third party for the sale of 1,900,000 shares of its common stock for $1,000,000. There are numerous contingencies in the agreement that affect the timing and amount of funding up to $1,000,000. The Agreement also provides for warrants to purchase 500,000 shares of the Company's common stock at $1.00. As of August 31, 2003, the investor funded $235,000 of that commitment.

Additionally, subsequent to August 31, 2003, the Company committed 657,000 shares of its common stock to be issued to consultants, employees and advisors.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was a guarantor on $162,500 of debt owed by former members of its management. The parties entered into an agreement whereby the investor that committed to the $1,000,000 funding described in Note 4, agreed to assume the guarantee for 625,000 shares of the Company's common stock and other consideration received from the other parties.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The following discussion should be read in conjunction with the accompanying
Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of
Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.

The Company is a digital media distribution technology company. The Company's patented Metaphor(TM)technology is a new, cost-effective communications tool that replicates from Website to Website and can be modified instantly from a single control point. Metaphor technology facilitates rapid audience growth and enables the speedy creation of Virtual Private Networks to dynamically link organizations and stakeholders. The Metaphor patent was issued on July 15, 2003.
In addition, through the Company's three Internet radio networks, VoiceAmerica SM
Radio (www.voiceamerica.com), BusinessAmerica SM Radio
(www.businessamericaradio.com) and BoomBox Radio(R) (www.boomboxradio.com), the
Company produces a variety of programs, including popular talk shows hosted by experts, which it broadcasts on the Internet, and provides guaranteed playtime for independent artists. The Company is increasing its production capabilities to provide additional Internet programming.

The Company anticipates that we will incur net losses at least until the end of its 2004 fiscal year. However, the Company's limited operating history makes predicting future operating results very difficult. Current operating results may not be predictive of future performance. The Company's prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. The Company may not be successful in addressing these risks and difficulties.

Results of Operations

The discussion of the results of operations compares the three months ended
August 31, 2003 with the three months ended August 31, 2002, and the six months ended August 31, 2003 with the six months ended August 31, 2003.

Revenues

Revenues for the three months ended August 31, 2003 are $209,000, an increase of
134% from the  $89,000  reported  for the same  period of the  prior  year.  The
Company  attributes  this revenue  increase  primarily to growth in sales of its
Internet  radio  networks.  At August 31, 2003, the Company  delivered,  through
VoiceAmerica  Radio, 56 hours of live programs and scheduled  replays weekly. In addition,  the Company had in production  an additional 24 hours of  programming for BusinessAmerica Radio. As of August 31, 2003, the Company had contracts with a total of 59 talk show hosts (56 under the auspices of  VoiceAmerica  and three under BusinessAmerica), as compared with 36 during the comparable 2002 period.

Net Loss

The net loss attributable to common stockholders for the three months ended
August 31, 2003 is $280,000, compared to $23,000 for the corresponding 2002 period. The net loss attributable to common stockholders for the six months ended August 31, 2003 is $1,898,000, compared to $28,000 for the corresponding
2002 period.

The net loss for the six months ended August 31, 2003 includes $1,489,000 in non-cash, stock-based expenses and loss on extinguishment of debt. The net loss for the corresponding 2002 period includes no non-cash, stock-based expenses or loss on extinguishment of debt. Excluding non-cash, stock-based expenses and loss on extinguishment of debt, the net loss attributable to common stockholders for the 2003 period is $415,000 compared to $28,000 during the comparable 2002 period.

The effect of excluding from net loss attributable to common stockholders for the 2003 period non-cash, stock-based expenses and loss from extinguishment of debt is reflected below:

                                                For the Six Months     For the Six Months
                                              Ended August 31, 2003   Ended August 31, 2002

Net Loss                                          $  (1,897,862)          $   (27,634)

Common stock issued for services                        289,788                     -
Extraordinary loss on debt extinguishment               989,500                     -
Common stock issued for loan guarantee                  207,862                     -
Net Loss (excluding non-cash, stock-based
expenses and loss from extinguishment of
debt)                                             $    (414,712)          $   (27,634)
                                                  ==============          ============

Net Loss Per Share:
Before excluding non-cash, stock-based
expenses and loss from extinguishment of
debt                                              $       (0.40)          $     (0.01)
Non-cash, stock-based expenses and loss
from extinguishment of debt                       $       (0.32)                    -
After excluding non-cash, stock-based
expenses and loss from extinguishment of
debt                                              $       (0.09)          $     (0.01)
                                                  ==============          ============
Weighted Average Number of Shares
Outstanding - basic and diluted                       4,686,287             3,161,709
                                                  ==============          ============

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for sales, marketing, advertising, accounting, personnel and other general corporate expenses such as rent, telecommunications and bandwidth. In addition, general and administrative expenses include cost of goods and services sold, research and development expenses and stock-based compensation.

Cost of goods and services sold consist of sales and service costs. These costs are comprised primarily of salaries and commissions for sales personnel and fees paid to third parties. Service costs consist primarily of network operations, call center, leads procurement and fees paid to third parties, including communication services providers.

Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees for the design, development, testing and enhancement of the Company's products and services, Metaphor technology and proprietary back-end systems. The Company expenses all research and development costs as incurred.

General and administrative expenses are $423,000 for the three months ended
August 31, 2003, an increase of 305% compared to the $105,000 for the comparable
2002 period. General and administrative expenses are $1,192,000 for the six months ended August 31, 2003, an increase of 501% over the $198,000 for the comparable 2002 period.

General and administrative expenses for the six months ended August 31, 2003 includes one-time, non-cash, stock-based expenses for services and for a loan guarantee. The net loss for the comparable 2002 period includes no non-cash, stock-based expenses. When these two non-cash items are excluded, general and administrative expenses for the six months ended August 31, 2003 total $695,000, an increase of 251% over the $198,000 for the comparable 2002 period.

The effect of excluding from general and administrative expenses for the six months ended August 31, 2003 non-cash, stock-based expenses is reflected below:

                                            For the Six Months          For the Six Months
                                          Ended August 31, 2003       Ended August 31, 2002

General & Administrative                      $  1,192,441                 $   198,196

Common stock issued for services                   289,788                           -
Common stock issued for loan guarantee             207,862                           -
General & Administrative (excluding
non-cash, stock-based expenses)               $    694,791                 $   198,196
                                              =============                ============

Excluding non-cash, stock-based expenses which fall into the general and administrative expenses category, the increase in general and administrative expenses from $198,000 to $695,000 for the six months ended August 31, 2003 as compared to the comparable 2002 period is attributable to several factors. These include (i) additional sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and infrastructure; (ii) increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses; and
(iii) increased personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and services, the Metaphor technology and proprietary backend systems. The increase in general and administrative expenses from $105,000 to $423,000 for the three months ended August 31, 2003 as compared to the same period of the prior year result from the same factors.

Legal Expense

Legal expense is $63,000 for the three months ended August 31, 2003, compared to
$100 for the three months ended August 31, 2002. Legal expenses for the six month period ended August 31, 2003 id $66,000, an increase of 1,309% as compared to $4,700 for the same period in 2002. The increase in legal expenses is associated directly with the merger.

Interest Expense

Interest expense is $4,000 for the three months ended August 31, 2003, a decrease of 47% from the $7,500 for the comparable 2002 period. Interest expense for the six month period ended August 31, 2003 is $8,000 a decrease of 47% from the $15,000 for the comparable 2002 period. For both periods, the decrease is primarily due to a reduction in outstanding debt.

Liquidity and Capital Resources

For the six months ended August 31, 2003, the Company's operating and capital requirements exceeded cash flows from operations. During the 2003 period, the
Company used net cash in operating activities of $296,000, versus net cash in operating activities of $25,000 for the comparable 2002 period. The Company funded net cash used during the 2003 period with investments of $256,000 from stockholders and loans from third parties, deferred revenue, and increases in accounts payable. The increase in cash used in operating activities was primarily due to infrastructure expansion and non-recurring costs related to the merger.

Net cash used in investing activities was $49,000 for the six months ended
August 31, 2003 and $7,000 for the six months August 31, 2002. The increase in cash used in investing activities was primarily due to expenditures for computers and other equipment and for the Metaphor patent.

As of August 31, 2003, the Company has no material commitments other than a note payable in the principal amount of $100,000 and obligations under its operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of the Company's advertising and marketing efforts. The Company expects to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related network equipment, and personnel.

As of August 31, 2003, the Company had received capital commitments of
$1,025,000, subject to certain contingencies, from investors. Of that amount
$260,000 was funded as of August 31, 2003. Subsequent to August 31, 2003, the
Company has received an additional $103,000 pursuant to those commitments.
Subsequent to August 31, 2003, the Company has also received capital commitments of $750,000, subject to certain contingencies, from additional investors, of which $125,000 has been funded.

Subsequent to August 31, 2003, the Company obtained a $70,000 revolving, business line of credit (the "Revolver"), as well as a $6,000 business credit card line from a bank. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is equal to the bank's prime rate, which was 4% as of October 29, 2003. The interest rate on the credit card is
18%. The Revolver and the credit card are secured by the personal guarantee of the Company's Chief Executive Officer and President. As of October 29, 2003, the
Company had no outstanding advances on the Revolver or credit card.

The Company believes that its cash, cash equivalents and short-term investment balances, funds available under its existing Revolver and credit card, together with the proceeds due from the aforementioned capital commitments, will be sufficient to satisfy its cash requirements for the next 12 months. However, there is no assurance that the Company will be able to satisfy the contingencies incident to the aforementioned investment commitments. The Company intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities.

Certifications under Section 906 of the Sarbanes-Oxley Act Of 2002

In accordance with guidance recently issued by the SEC, the Company has submitted the certifications of its Chief Executive Officer and Chief Financial
Officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit
32.1 and Exhibit 32.2 accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

Forward Looking Statements

This quarterly report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of
1995. These forward-looking statements are based on current expectations, estimates and projections about the industry within which the Company operates, management's beliefs, and certain assumptions made by management. Words such as
"anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates"
and similar expressions are intended to identify forward-looking statements.
These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the SEC.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in
Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-QSB, are effective.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

The Company's management, including its principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing as an exhibit to this report there are Certifications of the Company's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
"Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the evaluation referred to in the Section
302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On June 6, 2003, the Company issued a total of 40,000 shares of common stock to one officer for services rendered based upon a value of $3.33 per share.

On June 6, 2003, the Company issued a total of 10,000 shares of common stock to one officer for services rendered based upon a value of $3.33 per share.

On July 21, 2003, the Company sold a total of 25,000 shares of common stock to an investor for an aggregate amount of $25,000.

On July 1, 2003, the Company issued a total of 2,500 shares of common stock to a consultant for services rendered based upon a value of $1.00 per share.

All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On July 15, 2003, the U.S. Patent and Trademark Office issued to the Company US
Patent 6,594,691, entitled, "Method and System for Adding Function to a Web
Page." The patent, which includes 28 claims and 11 drawing sheets, describes a process for adding functionality to Websites throughout the Internet.

On August 15, 2003, the Company declared a breach under the Settlement Agreement and Release that the Company entered into with Pamela Thompson on July 15, 2003.

On October 13, 2003, Robert Arkin was elected Chairman of the Company's Board of
Directors and resigned as Chief Executive Officer and Chief Financial Officer.
On the same date, James Haught was elected the Company's Chief Executive Officer and President and resigned as Chief Operating Officer. On the same date, Robert
Jamison was elected the Company's Chief Financial Officer and Richard Keppler

and Hubert Glover were elected to the Company's Board of Directors. Hubert
Glover will serve as Chairman of the Audit Committee.

Hubert Glover is a Visiting Assistant Professor School in the J. Mack Robinson
College of Business of Georgia State University where he teaches in the MBA program specializing in auditing and managerial accounting. Since 1998, he has also served as President of Rede Inc., a consulting and outsourcing firm established to provide management and operation services to small companies needing leadership and management services to sustain rapid growth. Rede Inc.
received the SBA 8a Business Development certification in January 2003. From
2000 to 2002, he also provided business process outsourcing services for the
Atlanta, Georgia office of the PricewaterhouseCoopers LLP Business Process
Outsourcing division. From 1985 to 2000, he was employed by Enterprise Group,
Inc., a management consulting firm and federal contractor providing technical and administrative services in the public and private sectors, lastly as Chief
Executive Officer from 1998 to 2000, and President and Chief Executive Officer from
1996 to 1998. He has authored more than 35 professional articles and books on auditing, management, and organizational development and is a member of and frequent presenter for the American Institute of Certified Public Accountants,
the Institute of Internal Auditors and the Institute of Management Accountants.
He received a Ph.D. in Accounting from Texas A&M University, an MBA from Clark
Atlanta University and a BA in Broadcast Journalism from the University of
Southern California. He is a Certified Internal Auditor from the Institute of
Internal Auditors, Certified Management Accountant from the Institute of
Management Accounting and Certified Public Accountant.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number          Document

10.20                   Separation Agreement and Mutual Release with Daryl
                        Gullickson dated May 23, 2003
10.21                   Consulting Agreement with Brook Carey dated July 15, 2003
31.1                    Chief Executive Officer Certification to Section 302
                        of the Sarbanes-Oxley Act of 2002
31.2                    Chief Financial Officer Certification to Section 302
                        of the Sarbanes-Oxley Act of 2002
32.1                    Chief Executive Officer Certification to Section 906
                        of the Sarbanes-Oxley Act of 2002
32.2                    Chief Financial Officer Certification to Section 906
                        of the Sarbanes-Oxley Act of 2002
99.3                    Press Release dated June 9, 2003
99.4                    Press Release dated September 2, 2003
99.5                    Press Release dated September 10, 2003
99.6                    Press Release dated October 29, 2003

Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 18, 2003 announcing the
SurfNet merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurfNet Media Group, Inc. ("Registrant")

By:        /s/ James P. Haught
           James P. Haught
           Chief Executive Officer and President

By:        /s/ Robert Jamison
           Robert Jamison
           Chief Financial Officer
           (Principal Financial and Accounting Officer)

Date:    October 29, 2003

