Form 10QSB/A
period 2003-08-31
SURFNET MEDIA GROUP INC
filed 2004-01-08
CIK 1137204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB /A
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

                            SURFNET MEDIA GROUP, INC.

       Index to Form 10-QSB for the Quarterly Period Ended August 31, 2003

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheet as of August 31, 2003                                2
         Statements of Operations for the three months and six months
         ended August 31, 2003 and 2002                                     3
         Statements of Cash Flows for the six months ended August 31, 2003
         and August 31,2002                                                 4
         Notes to Financial Statements                                      5
Item 2.  Management's Discussion and Analysis or Plan of Operation          12
Item 3.  Controls and Procedures                                            17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 2.  Changes in Securities                                              19
Item 3.  Defaults Upon Senior Securities                                    19
Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19
Item 6.  Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                  20

Explanatory Note: The Company originally filed Form 10QSB for the interim periods ended August 31, 2003, prior to completion of the audit of the newly acquired subsidiary discussed in Note 1 to the accompanying financial statements. As a result of the completion of that process, adjustments were made for common stock transactions conducted with employees. The effect of those adjustments when compared to what was originally reported was to reflect a common stock subscription receivable $402,808 in the equity section of the balance sheet at August 31, 2003. Additionally, the accumulated deficit at the beginning of the six month period ended August 31, 2003 was reduced by $246,326 and the net loss for the six month period ended August 31, 2003 was reduced by
$70,079.

                                        2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BALANCE SHEET AS OF AUGUST 31, 2003 (UNAUDITED)
_____________________________________________________________________________

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $    22,253
Prepaids and other assets                                   5,694

Total current assets                                       27,947

Property, plant and equipment, net of accumulated
   depreciation of $8,906                                  53,064
Other assets                                               10,100

TOTAL ASSETS                                          $    91,111
                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities              $   215,135
Deferred revenue                                          105,957
Note payable                                              115,768
Total current liabilities                                 436,860

STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.0001 par value; 5,000,000
  shares authorized; 0 shares issued and outstanding            -
 Common stock, $0.0001 par value;  20,000,000
  shares authorized; 5,332,173 shares issued and
  outstanding                                                 533
Additional paid in capital                              2,463,599
Common Stock subscription receivable                     (402,808)
Accumulated deficit                                   (2,407,073)
Total stockholders' deficit                              (345,749)

                                                      $    91,111
                                                      ============

     STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31,
                    2003 AND 2002, RESPECTIVELY (UNAUDITED)

________________________________________________________________________________________________________

                                               For the          For the         For the        For the
                                            Three months       Six months    Three months    Six months
                                               Ended             Ended          Ended          Ended
                                             August 31,        August 31,     August 31,     August 31,
                                                2003              2003           2002           2002

 REVENUES                                   $   209,348      $    304,243    $    89,341    $  190,262

 COSTS AND EXPENSES:
 General & Administrative                       422,923         1,122,362        104,539       198,196
 Legal expense                                   62,708            66,200            100         4,700
 Interest expense                                 3,982             7,964          7,500        15,000
     Total                                      489,613         1,196,526        112,139       217,896

  Net loss before extraordinary item           (280,265)         (892,283)       (22,798)      (27,634)

 EXTRAORDINARY LOSS -
      Loss on extinguishment of debt                  -           935,500              -             -

 NET LOSS                                   $  (280,265)     $ (1,827,783)   $   (22,798)   $  (27,634)
                                            ============     =============   ============   ===========

 NET LOSS PER SHARE:
     BASIC AND DILUTED
 Before extraordinary item                  $     (0.06)     $      (0.20)   $     (0.01)   $    (0.01)
 Extraordinary Item                                   -             (0.20)             -             -
                                            $     (0.06)     $      (0.40)   $     (0.01)   $    (0.01)
                                            ============     =============   ============   ===========
 WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING- basic and diluted     4,553,126         4,686,287      3,161,709     3,161,709
                                            ============     =============   ============   ===========

     STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND
                          AUGUST 31, 2002 (UNAUDITED)
____________________________________________________________________________________

                                                 For the Six           For the Six
                                                 Months ended          Months ended
                                                August 31,2003        August 31,2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(1,827,783)         $   (27,634)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                         6,333                  643
  Common stock issued for services                   219,709                    -
  Extraordinary loss on debt extinguishment          985,500                    -
  Common stock issued for loan guarantee             207,862                    -
 Changes in assets and liabilities (net of
   business acquisition):
  Increase in prepaid expenses                        (2,575)                   -
  Increase in deferred revenue                        30,897                8,565
  Increase in accounts payable and accrued
   liabilities                                        84,065               43,693

NET CASH (USED) IN OPERATING ACTIVITIES             (295,992)              25,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                  (38,660)              (6,800)
Disbursements on patent                              (10,100)                   -

NET CASH USED IN INVESTING ACTIVITIES                (48,760)              (6,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                             260,000                    -
Proceeds from note payable                            32,500                    -
Principal payments on notes payable                  (36,550)                   -

NET CASH PROVIDED BY FINANCING ACTIVITIES            255,950                    -
                                                 ============         ============

NET CHANGE IN CASH AND CASH EQUIVALENTS              (88,802)              18,467

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       111,055                8,514

CASH AND CASH EQUIVALENTS, END OF PERIOD         $    22,253          $    26,981
                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                        $     3,964          $         -
                                                 ============         ============
   Cash paid for income taxes                              -                    -
                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under note payable      $     6,810          $     2,400
                                                 ============         ============
Retirement of debt through conversion to
  common stock                                   $   150,000          $         -
                                                 ============         ============
Payment of obligation to vendor with
  common stock                                   $    60,000          $         -
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

The Company has offered and issued 526,642 and 628,142 shares to employees in exchange for notes payable in the six months ended August 31, 2003 and year ended February 28, 2003, respectively. These shares were offered to the employees at $0.53 and $0.20 per share repsectively. The stock subscription notes receivable aggregate to $402,808 at August 31, 2003. The notes bear interest at 4% per annum and mature in November 2007 through April 2008. The notes are collaterized by the value of the underlying shares.

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

Date:    January 7, 2004

