Form 10QSB
period 2003-11-30
SURFNET MEDIA GROUP INC
filed 2004-01-20
CIK 1137204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended November 30, 2003

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on December 31, 2003 6,820,423.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                            SURFNET MEDIA GROUP, INC.

      Index to Form 10-QSB for the Quarterly Period Ended November 30, 2003

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements
             Balance Sheet as of November 30, 2003                           3
             Statements of Operations for the three months and nine          4
             months ended November 30, 2003 and 2002
             Statements of Cash Flows for the nine months ended November     5
             30, 2003 and November 30,2002
             Notes to Financial Statements                                   6
Item 2.      Management's Discussion and Analysis or Plan of Operation       13
Item 3.      Controls and Procedures                                         19

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                               20
Item 2.      Changes in Securities                                           20
Item 3.      Defaults Upon Senior Securities                                 21
Item 4.      Submission of Matters to a Vote of Security Holders             21

Item 5.      Other Information                                               21
Item 6.      Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                   22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SURFNET MEDIA GROUP, INC.
(UNAUDITED)
BALANCE SHEET
November 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $    61,016
Prepaids and other assets                                     15,841
Total current assets                                          76,857

Property, plant and equipment, net of accumulated
        depreciation of $14,364                               69,287
Deferred financing cost (net of accumulated
        amortization of $3,166)                               34,834
Other assets                                                  11,060
TOTAL ASSETS                                             $   192,038
                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                 $   238,440
Deferred revenue                                             124,900
Line of credit                                                23,136
Current portion of notes payable                             105,191
Total current liabilities                                    491,667

NOTES PAYABLE, long term portion                             210,368

TOTAL LIABILITIES                                            702,035

STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.0001 par value; 5,000,000 shares
   authorized; 0 shares issued and outstanding                     -
 Common stock, $0.0001 par value;  20,000,000 shares
   authorized; 5,955,958 shares issued and outstanding           596
Additional paid in capital                                 3,127,035
Stock subscriptions                                         (402,808)
Deferred stock compensation                                 (355,250)
Deficit accumulated during the development stage          (2,879,570)
Total stockholders' deficit                                 (509,997)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $   192,038
                                                         ============

SURFNET MEDIA GROUP, INC.
(UNAUDITED)
STATEMENT OF OPERATIONS
_________________________________________________________________________________________________________________________

                                                  For the             For the              For the             For the
                                               Three months         Nine months          Three months        Nine months
                                                  Ended               Ended                Ended               Ended
                                               November 30,        November 30,         November 30,        November 30,
                                                   2003                 2003                 2002               2002

 REVENUES                                      $   245,635        $     549,878         $     75,727        $  265,989

 COSTS AND EXPENSES:
 General & Administrative                          709,298            1,831,660               86,855           285,051
 Legal expense                                       2,405               68,605                3,925             8,625
 Interest expense                                    6,429               14,343                1,000            16,000
     Total                                         718,132            1,914,608               91,780           309,676

  Net loss before extraordinary item              (472,497)          (1,364,730)             (16,053)          (43,687)

 EXTRAORDINARY LOSS -
      Loss on extinguishment of debt                     -              935,500                    -                 -

 NET LOSS                                      $  (472,497)       $  (2,300,230)        $    (16,053)       $  (43,687)
                                               ============       ==============        =============       ===========

 NET LOSS PER SHARE:
     BASIC AND DILUTED
 Before extraordinary item                     $     (0.10)       $       (0.34)        $      (0.01)       $    (0.01)
 Extraordinary Item                                     -                 (0.23)                   -                 -
                                               $     (0.10)       $       (0.56)        $      (0.01)       $    (0.01)
                                               ============       ==============        =============       ===========

 WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING- basic and diluted       4,620,821            4,073,058            3,174,652         3,162,539
                                               ============       ==============        =============       ===========

SURFNET MEDIA GROUP, INC.
(UNAUDITED)
STATEMENT OF CASH FLOWS

                                                  For the Nine          For the Nine
                                                  Months ended          Months ended
                                                  November 30,          November 30,
                                                      2003                  2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $  (2,300,280)        $   (43,687)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation                                           11,791               1,672
  Amortization of deferred financing costs                3,166
  Common stock issued for services                      321,959               5,070
  Extraordinary loss on debt extinguishment             985,500
  Common stock issued for loan guarantee                207,862
 Changes in assets and liabilities (net of
    business acquisition):
  Increase in prepaid expenses                          (12,722)
  Increase in deferred revenue                           49,840              (2,114)
  Increase in accounts payable and accrued
    liabilities                                         110,961             123,205
NET CASH (USED) IN OPERATING ACTIVITIES                (621,923)             84,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                     (43,929)            (14,828)
Disbursements for other assets                          (11,060)                  -
NET CASH USED IN INVESTING ACTIVITIES                   (54,989)            (14,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                428,000                   -
Proceeds from line of credit                             23,136
Proceeds from note payable                              226,740                   -
Principal payments on notes payable                     (51,003)                  -
NET CASH PROVIDED BY FINANCING ACTIVITIES               626,873                   -
                                                  ==============        ============

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (50,039)             69,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          111,055               8,514
CASH AND CASH EQUIVALENTS, END OF PERIOD          $      61,016         $    77,832
                                                  ==============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                         $       3,964         $         -
                                                  ==============        ============
   Cash paid for income taxes                                 -                   -
                                                  ==============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under note payable       $      23,222         $     2,400
                                                  ==============        ============
Retirement of debt through conversion to
 common stock                                     $     150,000         $         -
                                                  ==============        ============
Payment of obligation to vendor with common stock $      60,000         $         -
                                                  ==============        ============
Payment of deferred financing costs with
 common stock                                     $      38,000         $         -
                                                  ==============        ============

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended November
30, 2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 28,
2003 and Form 8-K disclosing the acquisition of SurfNet Media Group, Inc., an
Arizona corporation, described in more detail below.

SurfNet Media Group, Inc. (the "Company") (formerly Innerspace, Inc.) was incorporated under the laws of the state of Delaware on March 10, 2000. The
Company originally intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company entered into an agreement with SurfNet Media Group,
Inc., an Arizona corporation ("SurfNet") on May 23, 2003, to merge with the
Company. SurfNet is a digital media communications technology company. In addition, SurfNet produces a variety of programs for broadcast over the
Internet, including popular talk shows hosted by experts, and provides guaranteed playtime for independent artists. The merger was effectuated through a commitment to issue 3,161,709 shares of the Company's common stock to the shareholders of SurfNet. SurfNet became a wholly owned subsidiary of the
Company. As a result of the commitment to issue the 3,161,709 shares of the
Company's common stock to the shareholders of SurfNet, the former shareholders of SurfNet now hold a controlling interest in the Company.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to incur operating losses and has an accumulated deficit of approximately $2,880,000 through November 30, 2003. The Company anticipates continuing losses for a period time required to implement the operations of SurfNet and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. The Company has received capital commitments of $1,750,000 from an investor. Of that amount $563,000 was funded as of November 30, 2003. Management believes that the SurfNet merger and other future potential business combinations will provide the Company with sufficient cash flow to meet its operating expenses and commitments for the foreseeable future. However, there is no assurance that the Company will be able to secure this financing and/or overcome various other contingencies incident to the combinations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
SurfNet Media Group, Inc. and its wholly owned subsidiary, SurfNet New Media ,
Inc. All inter-company accounts and transactions have been eliminated.

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

At November 30, 2003, the Company had net deferred income tax assets of approximately $2,490,000. The net deferred income tax assets arise primarily from net operating loss carryforwards. The deferred income tax asset is fully offset by an equal valuation allowance.

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

Advertising

The Company expenses advertising costs as incurred. The Company had advertising expense of $4,055 in the quarter ended November 30, 2003.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128
"Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98
("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of November 30, 2003 there were potentially dilutive securities of 260,000 warrants outstanding and debt convertible to 100,000 shares of the
Company's common stock. However, the computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants and convertible debt would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain
Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

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

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at November 30, 2003:

Bank line of credit, maximum limit of
$70,000, interest at prime plus 3.75%,
7.75% at November 30, 2003.                           $  23,136

Convertible note payable, original
face amount of $100,000, original
maturity date of March 1, 2003, interest
at 8% per annum, convertible at $1 per
share, 100,000 warrants at $1.00 per
share.                                                  100,000

Convertible notes payable, original
face amount of $200,000, original
maturity date of October 23, 2010, interest
at 10% per annum, convertible at $0.65
share.                                                  200,000

Bank note payable; note has an original
face amount of $16,562 and bears interest
at 7.2% per annum.  The note is collateralized
by equipment.  Monthly principal and interest
payments of $513 are payable through
September 5, 2006                                        15,559

              Total notes payable                       338,695

              Less current portion                      128,327

              Long term portion                         210,368
                                                       =========

NOTE 4 - COMMON STOCK

The Company declared a 1 for 10 reverse stock split June 6, 2003. All share amounts have been retroactively restated for all periods presented.

As discussed in Note 1, the Company entered into a merger agreement with SurfNet
Media Group, Inc. on May 23, 2003. The effective date of the merger was June 6,
2003. The merger agreement calls for the Company to issue up to 3,500,000 shares of its common stock for all of the issued and outstanding shares of SurfNet. As of November 30, 2003, the Company has issued 3,107,008 shares of the 3,161,709 shares it committed to issue in connection with the merger and has reserved another 360,000 shares for potential issuances associated with warrants and convertible debt of Surfnet and the Company prior to the merger.

The Company entered into a stock purchase agreement with a third party for the sale of 1,900,000 shares of its common stock for $1,000,000. There are numerous contingencies in the agreement that affect the timing and amount of funding up to $1,000,000. The agreement also provides for warrants to purchase 500,000 shares of the Company's common stock at $1.00. As of November 30, 2003, the investor funded $338,000 of that commitment.

The Company entered into a convertible promissory note purchase agreement with a third party under which the Company may borrow up to $500,000 at an interest rate of 10% per annum for a seven-year term. For a period of five years, interest is payable quarterly in arrears through the issuance of that number of the Company's common stock calculated by dividing the accrued interest due under the note by $1.00 per share. The outstanding principal amount due under the agreement is automatically converted into the Company's common stock when the
Company's sales achieve a run rate of $13.8 million per annum by dividing the outstanding principal amount by $.65 per share. There are numerous contingencies in the agreement that affect the timing and amount of funding up to $500,000. As of November 30, 2003, the investor funded $200,000 of that commitment.

The Company entered into a stock subscription agreement with a third party for the sale of 142,857 shares of common stock for $250,000. As of November 30,
2003, the investor funded $25,000 of that commitment at $1.75 per share.
Subsequent to November 30, 2003, the Company agreed to amend the subscription agreement to provide that the balance due of $225,000 would be applied toward the purchase of 225,000 shares at $1.00 per share.

In the three month period ended November 30, 2003, the Company issued 300,000 shares to an officer as consideration for that officer's personal guarantee on a bank line of credit arrangement of up to $76,000 and for future services to be rendered over a two year term of an employment agreement. Approximately 25,000 of the shares were allocated as consideration for the loan guarantee. Based on the trading price of the stock as of the date of the agreement, the loan guarantee was valued at $38,000 and is being amortized over the one year term of the credit facility. The remaining 275,000 shares are valued at $406,000 on the basis of the trading price of the shares. That amount is deferred and being amortized vesting period of two years as stipulated in the employment agreement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was a guarantor on $162,500 of debt owed by former members of its management. The parties entered into an agreement whereby the investor that committed to the $1,000,000 funding described in Note 4, agreed to assume the guarantee for 625,000 shares of the Company's common stock and other consideration received from the other parties.

The Company is a party to a $70,000 revolving, business line of credit (the
"Revolver") and a $6,000 business credit card line from a bank. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver, as of January 13, 2004, is 7.75% per annum. The interest rate on the credit card is
18% per annum. The Revolver and the credit card are secured by the personal guarantee of an officer of the Company. As of December 31, 2003, the Company had
$23,630 of advances on the Revolver and credit card.

The Company is a party to a $17,000 equipment financing line of credit
("Equipment Line") from a bank repayable over a three-year term. Principal and accrued interest on the outstanding borrowings is payable monthly. The interest rate on the Equipment line, as of January 13, 2004, is 7.20% per annum. The
Equipment line, in addition to being secured by the underlying collateral, is personally guaranteed by an officer of the Company. As of December 24, 2003, the total amount financed under the Equipment Line was $16,562.22.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The following discussion should be read in conjunction with the accompanying
Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of
Operations ("MD&/A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.

The Company is a digital media communications technology company. Its patented
Metaphor(TM)technology is a new, dynamic desktop communication and notification tool, allowing instant modification from a single control point and providing the ability to communicate interactively without relying on e-mails or click-through rates. It may appear as a toolbar or as a small container or window easily replicable to another Website or desktop that maintains a dynamic and auto-refreshing link to the originating source. This enables the user to use
Metaphor(TM)like an intravenous (IV) feed, continuously obtaining additional functionality and content without leaving a site or driving users from a teaser announcement to a parent website. Because of its timesaving potential and rich media distribution capabilities, the Company believes Metaphor will become popular with Internet users, as well as an invaluable tool for content providers, membership organizations and media companies. The sophistication of its architecture Metaphor technology cuts short the months of programming, development and downloading normally required to create desktop communication and notification tools. The Metaphor patent was issued on July 15, 2003.

In addition, the Company's Internet radio division utilizes the Metaphor technology to broadcast a variety of programs, including popular talk shows hosted by experts, which it broadcasts on the Internet, and guaranteed playtime for independent artists. Visitors to VoiceAmericaSM Radio
(www.voiceamerica.com), BusinessAmericaSM Radio (www.businessamericaradio.com)
and BoomBox Radio(R)(www.boomboxradio.com) can easily copy/paste the radio stations to their own Websites or click to add them to their desktops.

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

Results of Operations

The discussion of the results of operations compares the three months ended
November 30, 2003 with the three months ended November 30, 2002, and the nine months ended November 30, 2003 with the nine months ended November 30, 2002.

Revenues

Revenues for the three months ended November 30, 2003 are $245,635, an increase of 224% from the $75,727 reported for the same period of the prior year. The
Company attributes this revenue increase primarily to growth in sales of its
Internet radio networks. At November 30, 2003, the Company delivered, through
VoiceAmerica Radio, 50 hours of live programs and scheduled replays weekly and
23 hours of live programs on BusinessAmericaRadio. As of November 30, 2003, the
Company had contracts with a total of 73 talk show hosts (50 under the auspices of VoiceAmerica and 23 under BusinessAmerica).

Net Loss

The net loss attributable to common stockholders for the three months ended
November 30, 2003 is $472,497, compared to $16,053 for the corresponding 2002 period. The net loss attributable to common stockholders for the nine months ended November 30, 2003 is $2,300,230, compared to a net loss of $43,687 for the corresponding 2002 period.

The net loss for the nine months ended November 30, 2003 includes $ 529,821in non-cash, stock-based expenses and $935,500 loss on extinguishment of debt. The net loss for the corresponding 2002 period includes no non-cash, stock-based expenses or loss on extinguishment of debt. Excluding non-cash, stock-based expenses and loss on extinguishment of debt, the net loss attributable to common stockholders for the 2003 period is $834,909 compared to $38,617 during the comparable 2002 period.

The effect of excluding from net loss attributable to common stockholders for the 2003 period non-cash, stock-based expenses and loss from extinguishment of debt is reflected below:

                                                        For the Nine Months         For the Nine Months
                                                         Ended November 30,          Ended November 30,
                                                                2003                        2002

         Net Loss                                          $  (2,300,230)              $   (43,687)
         Common stock issued for services                        321,959                     5,070
         Extraordinary loss on debt extinguishment               935,500                         -
         Common stock issued for loan guarantee                  207,862                         -
         Net Loss (excluding non-cash, stock-based
         expenses and loss from extinguishment of
         debt)                                             $    (834,909)              $   (38,617)
                                                       =======================     =======================

         Net Loss Per Share:
         Before excluding non-cash, stock-based
         expenses and loss from extinguishment of
         debt                                                $     (.56)                $     (0.01)
         Non-cash, stock-based expenses and loss
         from extinguishment of debt                         $     (.36)                          -
         After excluding non-cash, stock-based
         expenses and loss from extinguishment of
         debt                                                $     (.20)                $     (0.01)
                                                       =======================     =======================
         Weighted Average Number of Shares
         Outstanding - basic and diluted
                                                              4,073,058                   3,162,539
                                                       =======================     =======================

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

General and administrative expenses are $709,298 for the three months ended
November 30, 2003, compared to the $86,855 for the comparable 2002 period.
General and administrative expenses are $1,831,660 for the nine months ended
November 30, 2003, an increase of 542% over the $285,051 for the comparable 2002 period.

General and administrative expenses for the nine months ended November 30, 2003 include one-time, non-cash, stock-based expenses for services. The net loss for the comparable 2002 period includes no non-cash, stock-based expenses. When this non-cash item is excluded, general and administrative expenses for the nine months ended November 30, 2003 total $1,509,701, an increase of 439% over the
$279,981 for the comparable 2002 period.

The effect of excluding from general and administrative expenses for the nine months ended November 30, 2003 non-cash, stock-based expenses is reflected below:

                                                        For the Nine Months         For the Nine Months
                                                         Ended November 30,          Ended November 30,
                                                                2003                        2002

         General & Administrative                           $  1,831,660                 $   285,051
         Common stock issued for services                        321,959                       5,070
                                                           ________________            _______________
         General & Administrative (excluding
         non-cash, stock-based expenses)                     $ 1,509,701                 $   279,981
                                                           ================            ===============

Excluding the non-cash, stock-based expenses which fall into the general and administrative expenses category, the increase in general and administrative expenses from $279,981 to $1,509,701 for the nine months ended November 30, 2003 as compared to the comparable 2002 period is attributable to several factors.
These include (i) additional sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and infrastructure; (ii) increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses; and
(iii) increased personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and services, the Metaphor technology and proprietary backend systems. The increase in general and administrative expenses from $86,855 to $709,298 for the three months ended November 30, 2003 as compared to the same period of the prior year result from the same factors.

Legal Expense

Legal expense is $2,405 for the three months ended November 30, 2003, compared to $3,925 for the three months ended November 30, 2002. The decrease in legal expense for the three-month period ended November 2003 as compared to the 2002 period is attributable to the utilization of in-house legal services provided by a Company employee. Legal expenses for the nine month period ended November 30,
2003 is $68,605, an increase of 695% as compared to $8,625 for the same period in 2002. The increase in legal expenses for the nine-month period ended November
2003 as compared to the 2002 period is associated directly with the merger.

Interest Expense

Interest expense is $6,429 for the three months ended November 30, 2003, an increase of 543% from the $1,000 for the comparable 2002 period. Interest expense for the nine month period ended November 30, 2003 is $14,343 a decrease of 10% from the $16,000 for the comparable 2002 period. For both periods, the change is primarily due to changes in outstanding debt.

Liquidity and Capital Resources

For the nine months ended November 30, 2003, the Company's operating and capital requirements exceeded cash flows from operations. During the 2003 period, the
Company used net cash in operating activities of $622,000, versus the increase in net cash in operating activities of $84,146 for the comparable 2002 period attributable primarily to an increase in accounts payable. The Company funded net cash used during the 2003 period with investments of $788,837 from stockholders and loans from third parties, deferred revenue, and increases in accounts payable. The increase in cash used in operating activities was primarily due to infrastructure expansion and non-recurring costs related to the merger.

Net cash used in investing activities was $54,989 for the nine months ended
November 30, 2003 and $14,828 for the nine months November 30, 2002. The increase in cash used in investing activities was primarily due to expenditures for computers and other equipment and for the Metaphor patent.

As of November 30, 2003, the Company had material commitments under notes payable in the aggregate principal amount of $300,000 and obligations under its operating leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of the Company's advertising and marketing efforts. The Company expects to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related network equipment, and personnel.

As of November 30, 2003, the Company had received capital commitments of
$1,750,000, subject to certain contingencies, from investors. Of that amount
$563,000 was funded as of November 30, 2003. Subsequent to November 30, 2003,
the Company has received additional funds of $160,000 pursuant to those commitments.

As of November 30, 2003, the Company was a party to a $70,000 revolving, bank line of credit (the "Revolver") and a $6,000 business credit card line from a bank. Interest on the outstanding borrowings is payable monthly. The interest rate on the Revolver is 7.75% per annum as of January 13, 2004. The interest rate on the credit card is 18% per annum. The Revolver and the credit card are secured by the personal guarantee of an officer of the Company. As of December
31, 2003, the Company had $23,630 advances on the Revolver and credit card.

The Company is a party to a $17,000 equipment financing line of credit
("Equipment Line") from a bank repayable over a three-year term. Principal and accrued interest on the outstanding borrowings is payable monthly. The interest rate on the Equipment line, as of January 13, 2004, is 7.20% per annum. The
Equipment line, in addition to being secured by the underlying collateral, is personally guaranteed by an officer of the Company. As of December 24, 2003, the total amount financed under the Equipment Line was $16,562.22.

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

Item 2. Changes in Securities>

On June 6, 2003, the Company issued a total of 40,000 shares of common stock to one officer for services rendered based upon a value of $3.33 per share.

On June 6, 2003, the Company issued a total of 10,000 shares of common stock to one officer for services rendered based upon a value of $3.33 per share.

On July 7, 2003, July 23, 2003, August 29, 2003, September 6, 2003, October 7,
2003, November 10, 2003 and November 18, 2003, the Company issued a total of
3,107,008 shares in stock-for-stock exchanges pursuant to the merger.

On October 8, 2003, the Company issued a total of 16,892 shares of common stock to a consultant for services rendered based upon a value of $1.48 per share.

On October 17, 2003, the Company issued a total of 2,500 shares of common stock to a consultant for services rendered based upon a value of $1.00 per share.

On October 17, 2003, the Company sold a total of 25,000 shares of common stock to an investor for an aggregate amount of $25,000 based upon a value of $1.00 per share.

On November 8, 2003, the Company issued 300,000 shares of common stock to an officer for services rendered based upon a value of $1.48 per share, of which
200,000 shares are subject to forfeiture in certain circumstances.

On November 10, 2003, the Company sold a total of 11,667 shares of common stock to an investor for an aggregate amount of $35,000, based upon a value of $3.00 per share.

On November 15, 2003, the Company issued a total of 15,000 shares of common stock to a consultant for services rendered based upon a value of $2.75 per share.

All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933, except for the 16,892 shares of common stock issued to a consultant on October 8, 2003 which were issued under Post-Effective
Amendment No. 1 filed with the Securities and Exchange Commission on EDGAR on
June 5, 2003 to the Company's Registration Statement on Form S-8 filed with the
Securities and Exchange Commission on EDGAR on January 10, 2002, Commission File
No. 333-57818.

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
received the SBA 8a Business Development certification in January 2003. From
2000 to 2002, he also provided business process outsourcing services for the
Atlanta, Georgia office of the PricewaterhouseCoopers LLP Business Process
Outsourcing division. From 1985 to 2000, he was employed by Enterprise Group,
Inc., a management consulting firm and federal contractor providing technical and administrative services in the public and private sectors, as Chief
Executive Officer from 1998 to 2000, President and Chief Executive Officer from
1996 to 1998. He has authored more than 35 professional articles and books on auditing, management, and organizational development and is a member of and frequent presenter for the American Institute of Certified Public Accountants,
the Institute of Internal Auditors and the Institute of Management Accountants.
He received a Ph.D. in Accounting from Texas A&M University, an MBA from Clark
Atlanta University and a BA in Broadcast Journalism from the University of
Southern California. He is a Certified Internal Auditor from the Institute of
Internal Auditors, Certified Management Accountant from the Institute of
Management Accounting and Certified Public Accountant.

Richard Keppler is a founder of the Company and currently serves as Vice
President - Business Development. Before founding the Company, he spent over fifteen years in major radio markets as a seasoned "on-air" personality.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number                                            Document

31.3                    Chief Executive Officer Certification to Section 302 of
                        the Sarbanes-Oxley Act of 2002
31.4                    Chief Financial Officer Certification to Section 302 of
                        the Sarbanes-Oxley Act of 2002
32.3                    Chief Executive Officer Certification to Section 906 of
                        the Sarbanes-Oxley Act of 2002
32.4                    Chief Financial Officer Certification to Section 906 of
                        the Sarbanes-Oxley Act of 2002
99.7                    Press Release dated November 6, 2003
99.8                    Press Release dated January 7, 2004

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurfNet Media Group, Inc. ("Registrant")

             /s/ James P. Haught
By:       ____________________________
           James P. Haught
           Chief Executive Officer and President

             /s/ Robert Jamison
By:       ____________________________
           Robert Jamison
           Chief Financial Officer
           (Principal Financial and Accounting Officer)

Date:    January 16, 2004