Form 10KSB
period 2004-02-28
SURFNET MEDIA GROUP INC
filed 2004-06-17
CIK 1137204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended February 29, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   For the transition period from ____________________to ____________________

                        Commission file number 333-57818

                            SURFNET MEDIA GROUP, INC.
                 (Name of small business issuer in its charter)

          Delaware                                       58-2504254
(State or other jurisdiction of
incorporation or organization)               (IRS Employer Identification No.)

                              2801 South Fair Lane
                            Tempe, Arizona 85282-3162
          (Address of principal executive offices, including zip code)

                                 (602) 426-7200
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period  that the issuer was  required  to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation S-B not contained in this form, and no disclosure  will be contained, to the best of the  issuer's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. [ x ]

State issuer's revenues for fiscal 2004: $591,186.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates  (persons other than officers,  directors,  or holders of more than 5% of the  outstanding  stock)  computed by reference to the price at which the common  equity was sole,  or the  average bid and asked price of such common equity as of a  specified  date  within the past 60 days:  $2,379,997  (computed using the average of the last quoted bid and asked price of the Common  Stock on
June 15, 2004 on the Over the Counter Bulletin Board).

The number of shares  outstanding  of the  issuer's  Common  Stock,  $0.0001 par value, on June 15, 2004 was 7,267,934.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): [  ] Yes [ x ] No

                            SURFNET MEDIA GROUP, INC.
                Form 10-KSB for the Year Ended February 29, 2004

                                TABLE OF CONTENTS

PART I

Item 1. Description of Business                                             2
Item 2. Description of Property                                             18
Item 3. Legal Proceedings                                                   18
Item 4. Submission of Matters to a Vote of Security Holders                 18

PART II

Item 5. Market for Common Equity and Related Stockholder Matters            18
Item 6. Management's Discussion and Analysis or Plan of Operation           19
Item 7. Financial Statements                                                26
Item 8. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                            44

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                   44
Item 10. Executive Compensation                                             47
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    50
Item 12. Certain Relationships and Related Transactions                     51
Item 13. Exhibits, List and Reports on Form 8-K                             52
Item 14. Controls and Procedures                                            64

SIGNATURES                                                                  65

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary

SurfNet is an  Internet  broadcast  company  producing  diverse  audio and video content for targeted  audiences which we stream globally 24/7. Our mission is to support free speech and expand  communities  utilizing the Internet as a vehicle for communication and commerce.

We serve three primary constituencies:

o    Listeners.  We provide  listeners  with the ability to hear  diverse,  talk radio programming from outside the listener's geographic area.

o    Hosts.  We provide talk show hosts with the  opportunity  to share  diverse interests  and  opinions on any subject  without  fear of  intimidation  or censorship.

o    Advertisers. We are gearing up to provide advertisers with a cost-effective way to deliver ads  targeted to web content  through  spots on our Internet radio networks and, using our patented Metaphor(TM)  technology,  on online
     yellow  pages,  search  engine  websites  and,  potentially,   a  virtually
     unlimited number of third-party websites.

Our original business model is a brokered, fee-for-service program borrowed from terrestrial  radio in which our hosts pay  directly for  broadcast  time or sell their own sponsorships.  During fiscal 2004, we derived most of our net revenues using this revenue  model.  Since the close of fiscal 2004,  we have created two additional  revenue  models,  the results for which are not  reflected in fiscal
2004 revenues. The first new revenue model is based upon the sale of advertising spots on our  Internet  radio  networks.  The second new  revenue  model,  which relates to new  applications  we develop based upon our Metaphor  technology for the online yellow pages and streaming advertising industries,  is based upon the receipt of upfront fees and continuing  royalties calculated on a cost-per-click or cost-per-impression basis.

Our growth  strategy for our Internet radio business is to focus our programming on niche markets to raise our brand awareness and become a recognized  leader in particular  market  segments having  commercially  appealing  demographics.  Our growth strategy in the online yellow pages is to enter into strategic partnering relationships  with  leading  providers  in  which  we  create  new,  innovative co-branded applications marketed and sold by our partners.

Internet Talk Radio
-------------------

We produce a variety of original,  live, Internet talk radio programming through
our        networks,        VoiceAmerica(TM)Radio        (www.voiceamerica.com),
BusinessAmerica(TM)Radio   (www.businessamericaradio.com)  and  Renegade(TM)Talk
Radio (www.renegadetalkradio.com). We provide an opportunity for talk show hosts with  diverse  interests  and  opinions to share their views and  converse  with others on any subject without fear of  intimidation or censorship.  Our audience benefits  from the  ability to receive  diverse,  talk  radio  programming  from outside the listener's geographic area.

VoiceAmerica and BusinessAmerica Radio

Currently, we offer approximately 75 self-produced programs though our networks,
VoiceAmerica   Radio    (www.voiceamerica.com)    and   BusinessAmerica    Radio
(www.businessamericaradio.com).  Our most popular shows include The George Lucas
Foundation's  "Edutopia,"  internationally  recognized  psychiatrist  Dr. Carole
Lieberman's  "Carole's  Couch," "Crust  Busting(TM)Your  Way To An Awesome Life"
with Pat Baccili,  "Won On Won" with Jay  Whitehead,  "The Economic  Contrarian"
with Mike Norman and "The Hollywood Headhunter" with Brad Marks.

Renegade Talk Radio

On June 3,  2004,  we  launched  the  beta  test of a new,  separately  branded,
Internet    radio    broadcast    network    called    Renegade    Talk    Radio
(www.renegadetalkradio.com). The goal of Renegade, which has a distinct identity with  separate  domain names and websites  unassociated  with Voice  America and
Business  America,  is to exploit the recent Federal  Communications  Commission
("FCC")  crackdown  on  what  the  FCC  terms  "broadcast  indecency."  Renegade broadcasts 12 hours of live  programming  daily,  offering edgy and  provocative content  designed to appeal to listeners who believe in the First  Amendment and value free speech.  Renegade  intends to: (i) exploit the fact that the FCC does not have jurisdiction over the Internet;  (ii) take advantage of the significant uptick  in  Internet  advertising  revenues;  and  (iii)  focus  on  programming appealing to the important 18- to 50-year-old  male  demographics  and other key
target   audiences.   Renegade's   initial  lineup   consists  of  "The  Morning
Cybersickness,"  with Raunch Foxxx,  the "O'Zone" on "Queer Nation" with Petey'O and Jenny'O;  "Blunt," with Rich and Caroline;  and "Scotch & Water" with Travis and A-Ron.

Metaphor(TM)Technology
----------------------

Listeners access our radio networks not only directly through our  VoiceAmerica,
BusinessAmerica  Radio  and  Renegade  Talk  Radio  websites,  but also  through
Metaphor, a media player we created based upon our patented Metaphor technology.
Among  Metaphor's  unique  features is its ability to proliferate to a virtually unlimited number of third-party  websites,  autofresh dynamically and change its content  instantaneously  across multiple locations from a centralized  database command  system.  In addition,  listeners can place the Metaphor media player on their desktops in seconds without downloading.

We believe an opportunity  exists to license our Metaphor player to the top-five online networks, AOL's Radio@Network,  Yahoo!'s LAUNCHcast,  Live365, Musicmatch
and Virgin Radio. In addition, we anticipate several other possible applications for our Metaphor  technology.  These include a dynamic,  multimedia  toolbar; an audiblized  mini-web  page;  advertising  supported  streaming  content;  and an alternative enterprise communications tool for distributed workforce, membership and  affinity  groups  which  bypasses  email and  shields  end users from virus attack.

Online Yellow Pages
-------------------

We believe abundant  opportunity exists to sell products and services based upon our Metaphor  technology in the online  yellow pages and  streaming  advertising markets. As a result, during fiscal 2004 we began to develop applications geared to these markets. We are currently  negotiating with a prominent Internet yellow pages  company  to  license  one or more  of such  applications  and  expect  to successfully  conclude these  negotiations  shortly.  The Kelsey Group forecasts global digital  yellow pages revenue at $8.2 billion by 2008,  with local search
(i.e.,  those seeking  merchants  near their home or work)  representing  25% of
Internet commercial activity.

Corporate Information

Our  principal  executive  office is located  at 2801  South  Fair Lane,  Tempe,
Arizona 85282-3162,  and our telephone number is (602) 426-7200. We incorporated in  Delaware  in March  2000.  On February  28,  2001,  we filed a  registration statement  under the  Securities  Act of 1933 with the  Securities  and Exchange
Commission  on Form  SB-2  for a  self-underwritten  public  offering  that  was declared effective on July 10, 2001. On January 30, 2002, our common stock began trading on the OTC Bulletin Board(R)Service.

On June 6,  2003,  we closed  the  acquisition  of our  predecessor,  an Arizona corporation  also known as SurfNet Media Group,  Inc.,  in a reverse  triangular merger under Section 368 of the Internal  Revenue Code of 1986. The  acquisition was effectuated  through the merger of the Arizona  corporation  into our wholly owned subsidiary,  SurfNet New Media,  Inc., the issuance of 3,500,000 shares of our  common  stock  to the  shareholders  of the  Arizona  corporation,  and the amendment  of our  certificate  of  incorporation  to change our name to SurfNet
Media  Group,  Inc.  Contemporaneous  with the closing of the merger,  our OTCBB trading symbol changed to "SFNM."

On January 29, 2004, the Standard and Poor's  Editorial  Board approved us for a complete corporate listing in Standard & Poor's Standard Corporation Records and
published our initial description in the S&P Standard  Corporation Records Daily
News Section.  S&P's initiation of financial  coverage is part of the S&P Market
Access   Program.   This   includes   coverage   on  S&P's   Internet   website,
www.advisorinsight.com,  the S&P Marketscope  and the electronic  version of S&P
Stock Guide database. Additionally, the S&P coverage appears on the OTC Bulletin
Board website, www.otcbb.com.

SurfNet(R)is  a registered  trademark  in the United  States.  Our  unregistered trademarks include: BusinessAmerica, Metaphor, Renegade and VoiceAmerica.

Business

SurfNet is an  Internet  broadcast  company  producing  diverse  audio and video content for targeted audiences which we stream globally 24/7.

Mission
-------

Our  mission is to support  free  speech and expand  communities  utilizing  the
Internet as a vehicle for communication and commerce.

Constituencies
--------------

We serve three primary  constituencies:  Listeners,  hosts and  advertisers.  We provide listeners with the ability to hear diverse,  talk radio programming from outside the  listener's  geographic  area.  We provide  talk show hosts with the opportunity to share diverse  interests and opinions on any subject without fear of intimidation or censorship. Finally, we are gearing up to provide advertisers with a  cost-effective  way to deliver ads targeted to web content through spots on our Internet radio  networks and, using our patented  Metaphor(TM)technology, on online yellow pages,  search engine  websites and,  potentially,  a virtually unlimited number of third-party websites.

Business Models
---------------

We  began  with  a  brokered,   fee-for-service   revenue  model  borrowed  from
terrestrial  radio.  Since  the  close  of  fiscal  2004,  we have  created  two additional revenue models. The first new revenue model is based upon the sale of advertising spots on our Internet radio networks.  The second new revenue model, which relates to new applications we develop based upon our Metaphor  technology for the online yellow pages and streaming advertising industries,  is based upon
the  receipt  of  upfront  fees  and  continuing   royalties   calculated  on  a
cost-per-click or cost-per-impression basis.

Growth Strategies
-----------------

Our growth  strategy for our Internet radio business is to focus our programming on niche markets to raise our brand awareness and become a recognized  leader in particular  market  segments having  commercially  appealing  demographics.  Our growth strategy in the online yellow pages and streaming advertising business is to enter into strategic partnering relationships with leading providers in which we create  new,  innovative  co-branded  applications  marketed  and sold by our partners

Internet Talk Radio
-------------------

We produce a variety of original,  live, Internet talk radio programming through
our        networks,        VoiceAmerica(TM)Radio        (www.voiceamerica.com),
BusinessAmerica(TM)Radio   (www.businessamericaradio.com)  and  Renegade(TM)Talk
Radio (www.renegadetalkradio.com). We provide an opportunity for talk show hosts with  diverse  interests  and  opinions to share their views and  converse  with others on any subject without fear of  intimidation or censorship.  Our audience benefits  from the  ability to receive  diverse,  talk  radio  programming  from outside the listener's geographic area.

VoiceAmerica and BusinessAmerica

We  introduced  VoiceAmerica  on  Internet  radio in 2001  amidst a  precipitous decline in Internet  advertising  sales  following  the  collapse of the dot.com boom. Instead of generating broadcast revenue from advertising sales, we created a  fee-for-service,  brokered revenue model. With brokered talk radio, talk show hosts pay directly for broadcast time or sell their own  sponsorships.  In March
2001,  we hired a sales and  marketing  staff from North  American  Broadcasting experienced in selling brokered talk show time.

Since  2001,  VoiceAmerica  has  grown  to  approximately  75  shows,  sales  of approximately  $1 million  for fiscal  2004 and net  revenues  of  approximately
$600,000.  The shows run the  gamut,  covering  a range of topics  that  include
adoption,  coaching,   disability,   divorce,   empowerment,   fitness,  health,
Hollywood, naturopathy and alternative medicine, personal development, politics,
psychic   phenomena,   psychotherapy,    relationships,    religion,   spiritual
enlightenment,  weight loss,  witchcraft,  writing,  education,  current events, music,  racing and science  fiction.  BusinessAmerica's  subject matter includes benefit planning, branding, call center solutions, economics,  entrepreneurship, franchising,  human resources,  immigration,  intellectual property,  investing, management, marketing, recruiting, sales, technology and technology management.

In the next few months,  we intend to improve  VoiceAmerica in several ways: Our initiative includes:

o    Retaining  Commonplaces  e-Solutions,  Inc.  as  our  e-business  strategic partner  to  assist us with  interactive  marketing,  website  development, search  engine  optimization,  hosting and back office  integration,  sales force  automation,  customer  resource  management,  customer  support  and
     e-commerce;

o    Engaging  Executive  Advantage  Group as our sales  leadership  partner  to assist us with sales strategy, management and training;

o    Improving production and broadcasting quality;

o    Refining  our  marketing   approach  to  target   particularly   membership
     associations and affinity groups;

o    Establishing  networks  that  focus  on  specific  subjects  such as  human resources and real estate;

o        Integrating BusinessAmerica as a subset of the VoiceAmerica lineup.

Our goals for VoiceAmerica are to:

o    Refine our product mix and continue to create a repertoire of quality, talk radio programming;

o    Generate a loyal and highly targeted,  independently verified audience with demographic characteristics advertisers want to reach;

o    Reduce our dependence on  VoiceAmerica's  current revenue model through the sale of local and national advertising;

o    Provide a crucible for the development of syndicated radio  programming for distribution on satellite radio, terrestrial radio and other Internet radio stations.

Renegade

During the Super Bowl halftime show on February 1, 2004, the  entertainer  Janet
Jackson exposed her breast in a "wardrobe  malfunction"  before an estimated 150 million television viewers. Radio has suffered particularly from the aftermath.

On March 11, 2004, the U.S. House of Representatives  passed overwhelmingly on a
391 to 22 vote the  Broadcast  Decency  Enforcement  Act of 2004 (HR 3717).  The
bill, which awaits action in the U.S. Senate, allows the FCC to impose a fine up to $500,000 against  broadcasters  for every violation of "obscene,  indecent or profane  material." The Senate version of the bill would extend liability to the performers themselves with fines of up to $500,000 for airing "obscene, indecent or profane material."

FCC fines against radio in 2004 exceed $1.6 million, more than the total for the last 10 years combined,  and up from $440,000 for 2003 and $99,400 for 2002. FCC fines in 2004 include a $495,000 fine against  Clear Channel Radio  ($27,500 for each of 18 violations) for "indecent" material broadcast on Howard Stern's radio show, prompting the radio chain to drop the show from six stations. "Mr. Stern's show has created a great  liability for us and other  broadcasters  who air it,"
said John Hogan,  president and CEO of Clear Channel  Radio,  in a news release.
"The  Congress  and the FCC  are  even  beginning  to look at  revoking  station licenses.  That's a risk we're just not willing to take." The company also fired another  disc  jockey,  Bubba the Love  Sponge,  whose  sexually  explicit  show generated a $755,000 fine for  indecency  violations.  In addition,  the company dropped  the duo  "The  Regular  Guys"  from  its  Atlanta  station  after  they accidentally aired sexually graphic content.

In March 2004, the FCC ruled that U2 rock star Bono's exclamation,  "[expletive]
brilliant"  during a 2003 awards show was both profane and  indecent,  setting a precedent  that future on-air uses of the word would likely  trigger a fine. The ruling reversed an October 2003 decision by a lower FCC body, which found Bono's use of what it called the "f-word" to not be indecent  because he meant it as an adjective.

In response to the FCC's  heightened  scrutiny,  radio companies are rolling out zero-tolerance policies for indecent speech,  implementing more delay mechanisms to edit blue language and dropping or editing songs by The Who, OutKast,  Sheryl
Crow, the Rolling Stones,  Lou Reed, Guns 'n' Roses, Elton John, Pearl Jam, John
Mellencamp,  Steve Miller, Warren Zevon, Pink Floyd, Nine Inch Nails and others.
"At every radio  station in the country,  management is meeting with lawyers and talent,  telling them what they can and cannot  [say].  There has been a radical repression,  a loss of nuance  all  across the  dial,"  said  Michael  Harrison, publisher of Talkers magazine, an industry trade journal.

Business Rationale
------------------

Our  decision to leap into the  "indecency"  fray through the launch of Renegade
Talk Radio is both  principled and  opportunistic.  The principle is embodied in the free speech  clause of the First  Amendment  to the U.S.  Constitution.  The
opportunity is based on our view that it is a good time to launch a commercially supported Internet radio station.

The  First  Amendment  provides:  "Congress  shall  make  no law  respecting  an establishment  of  religion,  or  prohibiting  the  free  exercise  thereof;  or abridging  the  freedom of speech,  or of the press;  or the right of the people peaceably  to  assemble,  and  to  petition  the  Government  for a  redress  of grievances."  This principle is echoed in the New Hampshire  State Motto,  "Live
Free or Die." We believe that the FCC has  announced an  inappropriate  standard that puts it in the role of regulating  taste which allows it to censor anything considered blasphemous,  coarse or vulgar. Other groups share our view. On April
19, 2004, a group of 24  organizations,  including Fox, Viacom and the Recording
Industry  Association of America,  filed a 70-page petition with the FCC stating
that  the  FCC's   actions   reflect  a   radical   shift  in  policy   that  is
unconstitutional because it limits free speech.

We believe that it is a good time to launch an edgy,  provocative,  commercially supported  Internet  radio station for several  reasons.  These reasons  include limitations on FCC enforcement  authority,  radio audience  attitudes  regarding edgy or shocking content, Internet radio audience profile, the value of Internet broadcast  advertising  and  Internet  usage  trends.  The  data  suggests  that advertisers  should devote a greater  percentage of their  marketing  budgets to
Internet  broadcasts.  Advertisers  wishing to target high-value  Internet users should focus their marketing on  "streamies,"  Internet users those who watch or listen to video or audio online.

Limitations on FCC Enforcement Authority

The FCC has  enforcement  authority  only over shows  broadcast on  over-the-air radio and  television  stations.  Internet,  cable and satellite  television and radio channels are not subject to the FCC's decency guidelines.

Radio Audience Attitudes Regarding Edgy or Shocking Content

On March 24, 2004,  Edison Media Research and Jacobs Media published the results of a survey of Rock radio  listeners to examine issues relating to indecency and adult material. According to audience estimates from Arbitron,  approximately 50 million people listen to Rock radio stations  weekly.  The survey's key findings are:

o    Few respondents are offended by what they hear on the radio;

o    Only 14% of  respondents  said they were  personally  offended by the Janet
     Jackson/Super Bowl incident;

o    Respondents overwhelmingly support Howard Stern;

o    Respondents  are  extraordinarily  sensitive to government  involvement  in programming;

o    Respondents  overwhelmingly feel that it is parents' responsibility to keep adult material away from children;

o    Respondents  are suspicious of what's behind current  efforts to curb media content and are  concerned  about the  potential  of a new  "tyranny of the minority."

Gay and Lesbian Market

According to an analysis by Witeck-Combs  Communications and MarketResearch.com,
the U.S. gay,  lesbian and bisexual adult  population in 2003  represented  $485 billion in U.S.  buying  power.  This market is more  Internet  savvy,  has more discretionary  income, is more trend savvy and exhibits more brand loyalty.  For example, Absolut Vodka and American Airlines each lead their category in the gay market as a result of their targeted  advertising efforts. Gay customers are 87%
more likely to buy brands that advertise to them directly.

Programming
-----------

Renegade will broadcast daily 12 hours of live programming daily,  offering edgy program content designed to appeal to our target audiences.  Renegade's  initial lineup  consists  of "The  Morning  Cybersickness,"  with Raunch  Foxxx,  "Queer
Nation" with Pistol Pete and a lesbian co-host; "Blunt," with Rich and Caroline;
and "Scotch & Water" with Travis and A-Ron.

"The  Morning  Cybersickness"  is a "shock jock" format akin to the Howard Stern show. According to Arbitron,  in the past three months Stern's ratings are up in
New York,  Los  Angeles and  Chicago,  the top three  markets in the nation.  In
Dallas-fort  Worth,  the fifth largest  market in the country,  Stern's  morning program  placed  first in the 18- to  34-year-old  and 25- to  54-year-old  male demographics and second in the 25- to 54-year old "persons"  category.  Stern is not the only strong performer according to Arbitron. Russ Martin, a Chicago disc jockey known for politically incorrect, off-color conversation,  placed first in four key demographics.

"Queer Nation" represents a direct overture to the gay and lesbian audience. The recent  success of  mainstream,  gay-themed  programs like NBC's "Will & Grace,"
Showtime's  "Queer as Folk"  Bravo's  "Queer Eye for the Straight  Guy" and "Boy
Meets Boy,"  Showtime's  "The L Word" and "A  Soldier's  Girl,"  ABC's "It's All
Relative,"  HBO's  "Angels in  America,"  Fox's  "Wonderfalls"  and  "Playing It
Straight" and the syndicated "The Ellen  DeGeneres Show"  represents a new found comfort level with  homosexuality on television.  Viacom's MTV Networks' May 25,
2004  announcement of LOGO, a new cable television  network targeted at lesbian,

gay, bisexual and transgender viewers, debuting on February 17, 2005, is further evidence of this trend. LOGO will be  advertiser-supported,  targeting primarily gays and lesbians in the 25- to 49-year-old demographic.

"Blunt" can be characterized as a parallel  universe version of "Live with Regis and Kelly." Similar but different in some  fundamental  quality,  "Blunt" has an out-of-kilter  sensibility,  like  former  President  Clinton as an  exemplar of monogamy or President Bush as a Rhodes scholar.

"Scotch & Water" is  directed  at  generation  y.  Born  between  1981 and 1995, generation  y,  comprises 57 million  Americans.  According to a study by Harris
Interactive,  generation y earns $211 billion annually,  spends $172 billion per year, saves $39 billion per year,  drives many adult  purchasing  decisions and, consequently, represents the future market for most consumer brands.

Goals
-----

Our goals for Renegade are to:

o    Refine our  product  mix and create a  repertoire  of  quality,  talk radio programming;

o    Generate a loyal and highly targeted,  independently verified audience with demographic characteristics advertisers want to reach;

o    Generate   sizeable  revenues  through  the  sale  of  local  and  national advertising;

o    Provide a crucible for the development of syndicated radio  programming for distribution on satellite radio, terrestrial radio and other Internet radio stations.

Metaphor
--------

Metaphor  is the  core  of  SurfNet's  technology.  Metaphor  is an  HTML  media container that can currently  include  streaming  audio and other  non-streaming content which can easily be placed on a user's website or desktop. Each Metaphor container  contains a button to add it to a desktop or website.  Clicking on the
`add to  website'  button  pops a new  window  with  HTML to paste  into a users website.

Metaphor  can  proliferate  to  a  virtually  unlimited  number  of  third-party websites,  autofresh dynamically and change its content  instantaneously  across multiple  locations  from a  centralized  database  command  system.  What makes
Metaphor  unique is the ease with which a user can (i) add content  from another website  to the  user's  site or  desktop,  and (ii)  stream  content to a media player. Users can simply copy and paste the relatively small amount of HTML code and  regardless  of how  complex  the  Metaphor  itself is or how many  times it changes,  they will always have the most current version because they are merely pointing to the code rather than copying it to their client.

We believe an opportunity  exists to license our Metaphor player to the top-five online networks, AOL's Radio@Network,  Yahoo!'s LAUNCHcast,  Live365, Musicmatch
and Virgin Radio.  We anticipate  several other  possible  applications  for our
Metaphor technology.  These include a dynamic, multimedia toolbar; an audiblized mini-web  page;  advertising  supported  streaming  content;  and an alternative
enterprise  communications  tool  for  distributed  workforce,   membership  and
affinity groups which bypasses email and shields end users from virus attack.

Online Yellow Pages
-------------------

We believe abundant  opportunity exists to sell products and services based upon our Metaphor  technology in the online yellow pages. As a result,  during fiscal
2004 we began to develop  applications geared to these markets. We are currently negotiating  with a prominent  Internet  yellow pages  company to license one or more of such applications and expect to successfully conclude these negotiations shortly.

Industry Background

The Internet has quickly evolved from a relatively simple mechanism for delivery of text-based Web pages and electronic mail to a multimedia platform,  providing an interactive world of information,  entertainment and commerce.  The resulting convergence of every day computer applications with communication, entertainment and commerce  platforms permits the Internet to deliver content in such areas as music, sports, games, hobbies and shopping opportunities.

Streaming Media
---------------

Audio  streaming is the one-way  transmission  of digitized  audio data over the
Internet.  The audio data  begins in  digitized  form at the source or  Internet server.  Upon  transmission,  the audio is divided into groups of data  delivery packets that are transmitted over the Internet to the receiving  computer of the listener.  The receiving computer buffers the initial portion of the transmitted audio data before  sending it to the speakers.  This buffering  compensates  for momentary  delays in packet  delivery.  Audio streaming  technology  permits the simultaneous  transmission  and playback of  continuous  audio and video streams over the Internet.

The development of streaming audio media allows the Internet to broadcast music,
information,   advertising  and  other  content  to  hundreds  of  thousands  of simultaneous  listeners  worldwide.  Streaming  audio  combines  the  Internet's interactivity  with  traditional,  more passive radio listening.  Internet radio broadcasts  can serve as a unifying  vehicle,  drawing  Internet  listeners into lifestyle  communities  of similar  interests and allowing them to interact with one another.  Communities  segregated by specific  interests provide  businesses with a target for direct marketing and advertising programs.

Broadcasting   audio  and  video  content  over  the  Internet   offers  certain
opportunities that are not generally available from traditional media. Currently available  analog  technology  and government  regulations  limit the ability of radio and  television  stations to broadcast  beyond certain  geographic  areas.
Radios  and  televisions  are not  widely  used in  office  buildings  and other workplaces,  where Internet access has become commonplace.  Traditional business communication  tools such as audio  conferencing  and  videoconferencing  can be costly, non-targeted and inconvenient. In addition, traditional broadcasters are limited in their  ability to measure or identify in real time the  listeners  or viewers of a program.

By  using  the  Internet,   streaming   media  content  can  be  targeted  to  a
geographically  dispersed  audience at relatively low costs.  Internet users can interact with the broadcast  content by responding to online surveys,  voting in polls and obtaining additional information.  In addition,  Internet broadcasters can provide highly specific  information  about a program's  audience to content providers,  advertisers and users of Internet business services. The convergence of the Internet's  capabilities and attributes has accelerated its acceptance as a business tool,  leading to reemerging  opportunities in Web-based  advertising and business service offerings.

Internet Radio
--------------

Internet Radio Audience Trends

According to the March 2004 Arbitron/Edison Media Research study,  "Internet and
Multimedia 12: The Value of Internet Broadcast Advertising," as of January 2004,
(i)  two-thirds  of  Americans  have used the  Internet  in the last week;  (ii)
at-home  Internet  access is 68%, and work or home  Internet  access is 73%; and
(iii) at-home broadband access has tripled in the last three years to 24%.

39% of Americans overall (95 million consumers) have experienced Internet radio;
21% (51 million consumers) used online audio or video in the past month; 16% (38 million  consumers)  listened  to Internet  radio in the last month;  and 8% (19 million consumers) listened to Internet radio in the last week.

"Streamies,"  Intenet users who listen to or watch Internet audio and video, has increased  significantly.  Streamies now represent 44% of all Internet users and
27% of Americans overall. Since 2000, the average weekly time spent listening to
Internet radio has averaged between five and six hours weekly, mostly during the workday. 57% of streamies,  and 63% of weekly streamies,  have at-home broadband access; and (v) streamies with broadband  connections spend over 10 hours online per week.

Streamies are highly  responsive to online  advertising and purchase more on the
Web than Internet users who are not listening online.  Streaming media consumers are far more  interactive,  are more oriented to  e-commerce  and spend far more time online compared to Internet users who don't stream.  According to the March
2004 Arbitron/Edison Media Research study, (i) monthly streamies are more likely male (60%) compared to non-streamies  (56% female);  (ii) monthly  streamies are distributed  nearly  evenly from age 12 to 54 compared to  non-streamies  (25 to
64); (iii) 54% of monthly  streamies have at least a college degree  compared to
42% of non-streamies;  (iv) 50% of monthly streamies have a $50,0000+  household income  compared to 38% of  non-streamies;  (v) 17% of monthly  streamies have a
$100,0000+  household  income  compared  to 9% of  non-streamies;  (vi)  monthly streamies  spent  8-3/4  hours  per day  with all  media  combined  compared  to
7-1/2hours per day for non-streamies; (vii) monthly streamies spend nearly equal time with TV, radio and the Internet  compared to  non-streamies  who spend less time on the Internet;  (viii) 52% of monthly  streamies have broadband access at home  compared  to 23% of  non-streamies;  (ix) 80% of  monthly  streamies  have broadband access at worked compared to 53% of  non-streamies;  (x) streamies are early  adopters,  more  likely to buy and try new  products  and  services  than non-streamies;  and (xi) 61% of monthly streamies,  if required to choose, would keep the Internet over TV versus 35% of non-streamies.

Internet Advertising Spending

Advertising  rates  charged  by a  radio  station  are  based  primarily  on the
station's   ability   to   attract   audiences   having   certain    demographic
characteristics  in the market area that  advertisers  want to reach, as well as the number of stations and other  advertising  media competing in the market and the relative  demand for radio in any given market.  According to the March 2004
Arbitron/Edison  Media Research  study,  the monthly  Internet radio audience is eight  times  larger  than  that of  Sirius  and XM,  the  two  satellite  radio broadcasters,  combined.  Monthly streamies spend an average of approximately 12 hours on line weekly  compared  to  5-3/4hours  for online  users who do not use
Internet  broadcasting.  52% of monthly  streamies have purchased  online in the last month and 22% in the last week compared to 28% and 22%,  respectively,  for non-streamies.  In the last  year,  monthly  streamies  spent an average of $720 online compared to $522 for  non-streamies.  42% of streamies listen to Internet radio while  researching  the purchase of products or services  online,  and 27%
while actually shopping and purchasing.  Advertisers who run Internet  broadcast advertising  schedules  for at least a month can  maximize  the  impact of their campaigns by potentially reach the 21% of the U.S. population that used Internet radio or video in the last month.

Online  advertising  spending,   which  peaked  at  $8.1  billion  and  declined
precipitously  thereafter,  climbed  20% in  2003  to  $7.2  billion.  Forrester
Research Inc. estimates that in 2004 web advertising  spending will grow as much as 23%. We believe that Internet audio advertising is well suited to advertisers since it  provides  advertisers  with the ability to reach  focused  segments of users  defined by specific  demographic  and  lifestyle  characteristics.  Also, unlike  Internet  text  advertising,  which  requires  the viewer to be visually connected to the website,  audio  advertising  allows the listener to multitask,
hearing  streamed  audio  advertising  while  working  on  other   applications.
Traditional  broadcast  commercials inserted directly into online programming do not fall prey to spam and Internet banner ad blocking.  Audio advertisements can also be combined with links to advertisers'  websites,  encouraging an immediate consumer response.

According to AccuStream  iMedia Research,  more ad supported  streaming  content during the first quarter of 2004 has helped push Internet radio aggregate tuning hours up by 118% and 80%  respectively  over the comparable 2003 period.  Tuning hours on the top ten sites per month in 2004  averaged  137.5 million per month, compared to 63 million per month for the  comparable  2003  quarter.  AccuStream
iMedia  Research  projects that streaming  media  advertising  and  subscription revenue could reach $625 million in 2004 and $864 million in 2005.

Internet Yellow Pages
---------------------

Internet Yellow Pages provides the user with the following major advantages over print Yellow Pages:

o    More current and extensive listing information.

o    Immediate access to business listings across the nation from any location.

o    Broad  accessibility  via computers and hand-held  devices,  such as mobile phones and personal digital assistants.

o    Features such as mapping,  direct  calling to the  advertiser and e-mail at the click of a button may also be available.

o    Lower costs for a given level of content.

o    The ability to easily  access and modify  advertisements,  which allows for temporary or targeted specials or discounts.

According to The Kelsey Group and the Yellow Pages Integrated Media  Association
(YPIMA),  while  there  are  approximately  200 major  U.S.  Yellow  Page  print publishers,  an  increasingly  mobile and  computer-sophisticated  population is accessing the Yellow Pages by way of the Internet at a sharply  increasing rate.
According to a Kelsey Group report, the total Yellow Pages directory industry is expected to grow from  approximately  $25.4  billion in 2002 to an estimated $36 billion in 2008. The vast majority of this anticipated  growth is expected to be in the digital  directional media  advertising  industry rather than traditional print  advertising.  Digital  directional media encompasses  online and wireless
Yellow Pages  directories  and local  commercial  search  (i.e.,  search  engine advertising by small business looking for customers in their local markets.

Specifically,  the Kelsey  Group  forecast  estimates  the online  Yellow  Pages advertising  market to grow to an  estimated  $8.2  billion in 2008,  with local search (i.e.,  those seeking merchants near their home or work) representing 25%
of Internet commercial activity.  These anticipated rates of growth would result in the online Yellow Pages advertising  industry achieving a market share of 23%
of the total Yellow  Pages  advertising  industry in 2008  compared to a current market share of just three percent.

Sales

We  have  a  direct  sales  team  consisting  of  14  full-time  employees.  Our
VoiceAmerica  sales team focuses on generating leads and exploring Internet talk show  opportunities with potential talk show hosts. Our Renegade sales team will focus on selling sponsorships and other advertising.

Marketing

To date, our marketing efforts have been  word-of-mouth.  During the month prior to launching Renegade, we generated  approximately 35,000 hits from 19 countries on the Renegade  website  through  chat room  conversations  and other  Internet channels.

Competition

Many of our current and potential  competitors have longer  operating  histories and greater name  recognition  and resources than we do. These  competitors  may undertake more  extensive  marketing  campaigns  than we do. In addition,  these competitors may adopt more aggressive  pricing  policies than we do. Also, these competitors may devote  substantially  more resources to developing new products than we do.

Our Internet radio  business faces  formidable  competition,  particularly  from large  companies that have acquired  Internet radio companies and provide a wide variety of programming,  and from Internet companies focused exclusively on talk radio. The large companies  include AOL's  Radio@Network,  Yahoo!'s  LAUNCHcast,
Live365,  Musicmatch and Virgin Radio. Among Internet talk radio companies,  are top competitors are WS Radio, RadioTower, World Talk Radio, Work at Home Mom and
Web Talk Guys.

Our online  yellow pages and streaming  advertising  business  faces  formidable competition,  particularly  from large  companies  that have their own  internal product  development  departments and from established  Internet  companies that have a track record of developing  scalable  software for the  Internet.  viable products  for  such  companies.  The  large  companies  include  Internet  media conglomerates  such as  AOL,  Yahoo!  and  Google,  and  Internet  Yellow  pages
companies  such  as  GTE  SuperPages,   Switchboard,   Smartpages,  Super-Pages,
Dex-Media and YP Corp. The  development  companies  include Inktomi and numerous smaller Internet software development firms.

Intellectual Property

We rely on a combination of patent,  trademark,  copyright and trade secret laws in the U.S. and other  jurisdictions as well as  confidentiality  procedures and contractual  provisions to protect our proprietary technology and our brands. We also enter into  confidentiality  and invention  assignment  agreements with our employees  and  consultants  and  confidentiality  agreements  with other  third parties, and we rigorously control access to proprietary technology.

Our July 15,  2003,  the U.S.  Patent and  Trademark  Office  allowed our patent
(Patent Number US 6,594,691 B1) entitled, "Method and System for Adding Function to a Web Page." The  patent,  which  includes  28 claims and 11 drawing  sheets, describes a process for adding  functionality  to websites.  On January 8, 2004, the U.S. Patent and Trademark Office confirmed receipt of a continuation  patent application we filed on July 1, 2003.

SurfNet(R)is  a registered  trademark  in the United  States.  Our  unregistered trademarks include: BusinessAmerica, Metaphor, Renegade and VoiceAmerica.

Circumstances  outside  our  control  could  pose a threat  to our  intellectual property rights. For example, effective intellectual property protection may not
be  available  in  every   country  in  which  our  products  and  services  are
distributed.  Also, the efforts we have taken to protect our proprietary  rights
may  not  be  sufficient  or  effective.   Any  significant  impairment  of  our
intellectual  property rights could harm our business or our ability to compete.
Also,  protecting our intellectual property rights is costly and time consuming.
Any increase in the unauthorized use of our intellectual  property could make it more expensive to do business and harm our operating results.

Companies in the Internet,  technology and media industries own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.
As we face increasing  competition,  the  possibility of  intellectual  property claims  against us grows.  Our  technologies  may not be able to  withstand  any third-party claims or rights against their use.

Moreover,  the laws of some  foreign  countries  do not protect our  proprietary rights to the same  extent as do the laws of the United  States,  and  effective copyright,  trademark and trade secret  protection may not be available in those jurisdictions,  and we have not sought protection for our intellectual  property in every country where our broadcasts may be heard.

Employees

As of June  15,  2004,  we have 31  employees,  consisting  of 14 in  sales  and marketing,  nine in  production,  five in network  administration  and  database administration  and  three in  general  and  administrative.  Almost  all of our
employees  are  also  stockholders  or  optionees,   with  significant  employee
ownership.  As a result, many employees are highly motivated to make the company successful.  We have no labor union  contracts  and believe  relations  with our employees are satisfactory.

Available Information

You  can  find  more   information   about  us  at  our   Internet   website  at
www.surfnetmedia.com.  Our Annual Report on Form 10-K, our Quarterly  Reports on
Form 10-Q,  our Current  Reports on Form 8-K and any amendments to those reports are  available  free of charge on our  Internet  website  as soon as  reasonably practicable after we electronically file such material with the SEC.

Forward Looking Statements

This  Annual  Report on Form  10-KSB and the  documents  incorporated  herein by reference contain forward-looking statements that have been made pursuant to the provisions  of the  Private  Securities  Litigation  Reform  Act of 1995.  These
forward-looking  statements  are based on current  expectations,  estimates  and projections about our industry,  management's  beliefs,  and certain assumptions made by management.  Words such as "anticipates," "expects," "intends," "plans,"
"believes,"  "seeks,"  "estimates"  and  similar  expressions  are  intended  to identify  forward-looking  statements.  These  statements  are not guarantees of future  performance and actual actions or results may differ  materially.  These statements are subject to certain risks,  uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by  reference.  Particular  attention  should  also be  paid  to the  cautionary language in the section of Item 1 entitled  "Intellectual  Property,"  in Item 3 entitled  "Legal  Proceedings"  and in the sections  entitled  "Factors That May
Affect Our  Business,  Future  Operating  Results and Financial  Condition"  and
"Special Note Regarding Forward-Looking  Statements." We undertake no obligation
to  update  publicly  any   forward-looking   statements  as  a  result  of  new
information, future events or otherwise, unless required by law. Readers should, however,  carefully  review  the  risk  factors  included  in other  reports  or documents we file from time to time with the Securities and Exchange Commission, particularly  the  Quarterly  Reports on Form 10-QSB and any Current  Reports on
Form 8-K

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 18,000 square feet of space in our headquarters in Tempe,
Arizona under a lease that expires in 2007.

ITEM 3. LEGAL PROCEEDINGS

From time to time,  we may become a party to  litigation  and  subject to claims incident to the ordinary course of business.  Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such  matters  will not  have a  material  adverse  effect  on our  business.
Regardless of outcome,  litigation  can have an adverse  impact on us because of defense costs, diversion of management resources and other factors.

We are party to Thompson et al v.  SurfNet  Media  Group,  Inc. et al,  Maricopa
County Superior Court  CV2004-007681.  On April 19, 2004, Pamela J. Thompson,  a
former Chief  Financial  Officer,  filed a complaint  in the  Superior  Court of
Arizona alleging that we breached the terms of a Separation Agreement and Mutual
Release we entered  into with her dated  July 15,  2003 and  seeking an award of
$18,000 plus the issuance of 230,730 shares of our common stock plus  attorneys'
fees,  costs and expenses.  On May 25, 2004, we filed an answer and counterclaim alleging,  among other things,  that Ms. Thompson  removed our property  without
authorization,   misappropriated  our  funds,   interfered  in  our  contractual
obligations and disclosed our confidential information to prohibited parties. We are seeking a determination that Ms. Thompson materially breached her duties and obligations under the Separation Agreement and Mutual Release; the return of our misappropriated  funds and  property  removed  without  authorization;  at least
$56,000 in  restitution;  other damages;  and attorney fees. We believe that Ms.
Thompson's claims are without merit and that our counterclaims formidable. We do not  consider  the  disposition  of this  lawsuit  material  to our  business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal 2004, our security  holders  approved a 1 for 10 reverse stock split and the amendment of our certificate of  incorporation  to change our name from InnerSpace Corporation to SurfNet Media Group, Inc.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended  February  29,  2004,  our Common  Stock traded on the OTC
Bulletin  Board Market under the symbol  "ISPA." The following  table sets forth the quarterly  high and low reported last sales prices for the Company's  Common
Stock during each quarter of fiscal 2004.

                        Period                                 High                       Low
                        ------                                 ----                       ---
      Fiscal 2004       First Quarter                          $5.20                      $0.80
                        Second Quarter                         $4.40                      $1.24
                        Third Quarter                          $3.10                      $2.00
                        Fourth Quarter                         $2.70                      $1.70

As of June 12,  2004,  the number of  holders of record of our common  stock was approximately  173. To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.  Future dividend policy with respect to the common  stock will  depend on  conditions  existing at the time,  including  our
earnings  (if  any),  capital  needs,  financial  condition,   general  business
conditions and other factors considered by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following  discussion and analysis of the financial condition and results of our operations  should be read in conjunction with financial  statements and the notes to those  statements  included  elsewhere in this report.  This discussion contains  forward-looking  statements  reflecting our current  expectations that involve  risks and  uncertainties.  Actual  results and the timing of events may differ materially from those contained in these  forward-looking  statements due to a number of factors, including those discussed elsewhere in this report.

Overview

SurfNet is an  Internet  broadcast  company  producing  diverse  audio and video content for targeted  audiences which we stream globally 24/7. Our mission is to support free speech and expand  communities  utilizing the Internet as a vehicle for communication and commerce. We serve three primary constituencies:

o    Listeners.  We provide  listeners  with the ability to hear  diverse,  talk radio programming from outside the listener's geographic area.

o    Hosts.  We provide talk show hosts with the  opportunity  to share  diverse interests  and  opinions on any subject  without  fear of  intimidation  or censorship.

o    Advertisers.  We are positioning  ourselves to provide  advertisers  with a cost-effective  way to deliver ads targeted to web content through spots on our Internet radio networks and, using our patented Metaphor technology, on online yellow pages, search engine websites and,  potentially,  a virtually unlimited number of third-party websites.

We  incorporated  in Delaware in March 2000.  On February 28,  2001,  we filed a registration  statement under the Securities Act of 1933 with the Securities and
Exchange  Commission on Form SB-2 for a  self-underwritten  public offering that was declared  effective on July 10, 2001. On January 30, 2002,  our common stock began trading on the OTC Bulletin Board(R)Service.

On June 6,  2003,  we closed  the  acquisition  of our  predecessor,  an Arizona corporation  also known as SurfNet Media Group,  Inc.,  in a reverse  triangular merger under  Section 368 of the Internal  Revenue Code of 1986. We trade on the
OTCBB under the symbol,  "SFNM." On January 29,  2004,  the  Standard and Poor's
Editorial  Board  approved  us for a complete  corporate  listing in  Standard &
Poor's Standard Corporation Records.

How We Generate Revenue

Our original business model is a brokered, fee-for-service program borrowed from terrestrial  radio in which our hosts pay  directly for  broadcast  time or sell their own sponsorships.  During fiscal 2004, we derived most of our net revenues using this revenue model.

Since the close of fiscal 2004, we have created two additional  revenue  models, the results for which are not reflected in fiscal 2004  revenues.  The first new revenue model is based upon the sale of advertising  spots on our Internet radio networks.  The second new revenue model,  which relates to new  applications  we develop  based upon our  Metaphor  technology  for the online  yellow  pages and streaming advertising industries,  is based upon the receipt of upfront fees and continuing  royalties  calculated  on a  cost-per-click  or  cost-per-impression basis.

We believe the factors that  influence  the revenues  generated by our brokered, fee for service program include the following:

o    Production and broadcasting quality;

o    Audience size;

o    Website development, hosting and back office integration;

o    Sales strategy, management and training;

o    Interactive marketing and search engine optimization; and

o    Customer resource management, customer support and e-commerce;  interactive marketing;

For the year ended February 29, 2004, our revenue  increases were  significantly outpaced by increases  in expenses.  We believe  this  situation  resulted  from misjudgments  made  by  former  management  which  include  the  following:  (i)
Diversion  of scarce  financial  sources to support the  premature  buildup of a sales and  marketing  team  focusing  exclusively  on the  retail  promotion  of products based upon our Metaphor technology;  (ii) indiscriminate  hiring; (iii)
poor cost management; (iv) lack of accountability;  and, (v) with respect to our
Internet radio business,  (A)  insensitivity to the importance of audience size, production,  broadcast  quality and customer service in attracting and retaining customers;  (B) inattention to the importance of search engine  optimization and
interactive  marketing  in  building  brand  awareness;   (C)  inadequate  sales
training;  (D) lack of programming  specialization;  and (E) failure to identify and target niche demographics.

Since  the  completion  of fiscal  2004,  we have  taken a number of  corrective measures:  These  include:  (i)  replacing  top  management;  (ii)  reducing our employee  roster  by 50%;  (iii)  reducing  salaries  and other  expenses;  (iv)
imposing rigorous cost management procedures; (v) imposing accountability;  (vi)
revamping our Internet radio business;  (vii)  redesigning our websites;  (viii)
developing new revenue models; (ix) embracing niche marketing; and (x) retaining experts to assist us with sales strategy,  management and training;  interactive marketing;  website development;  search engine  optimization;  hosting and back office  integration;  sales  force  automation;  customer  resource  management;
customer support; and other e-commerce business strategies.

Results of Operations

The  discussion  of the  results of  operations  compares  the fiscal year ended
February  29,  2004 with the fiscal year ended  February  28,  2003,  and is not necessarily  indicative of the results which may be expected for any  subsequent periods.  We anticipate  incurring net losses at least until the end of our 2005 fiscal year. Our limited  operating  history makes  predicting  future operating results very  difficult.  Our  prospects  should be  considered  in light of the risks, expenses and difficulties  encountered by companies in similar positions.
We may not be successful in addressing these risks and difficulties.

Net Revenues
------------

Net  Revenues  for the fiscal  year ended  February  29, 2004 are  $591,186,  an increase of 57% from the  $336,819  reported  for the prior  fiscal  year.  This revenue  increase  results  primarily from growth in sales of our Internet radio networks.  At February 29, 2004, we delivered,  through  VoiceAmerica  Radio and
BusinessAmerica  Radio, 168 hours of live programs and scheduled replays weekly.
At February 29, 2004, we had  contracts  with  approximately  75 talk show hosts compared to approximately 30 talk show hosts at the close of fiscal 2003.

Net Loss
--------

For the fiscal year ended February 29, 2004,  the net loss before  extraordinary loss on  extinguishment  of debt (no tax  effect)  is  $2,448,306,  compared  to
$116,045 for fiscal 2003.  The net loss for fiscal 2004  includes  $1,037,836 in non-cash,  stock-based  expenses  representing  shares issued for services and a loan guarantee.  The net loss for the corresponding  2003 period includes $5,070 in non-cash,  stock-based  expenses  representing  shares  issued for  services.
Excluding non-cash, stock-based expenses and loss on extinguishment of debt, the net loss  attributable to common  stockholders for the 2004 period is $1,410,470 compared to $110,965 for the comparable 2003 period.

The effect of excluding from net loss  attributable to common  stockholders  for the 2004 period non-cash,  stock-based  expenses and loss from extinguishment of debt is reflected below:

                                                         For the 12 Months           For the 12 Months
                                                         Ended February 29,          Ended February 28,
                                                                2004                        2003
                                                       -----------------------     -----------------------

         Net Loss                                             $   (3,383,806)             $     (116,045)
                                                       -----------------------     -----------------------

         Common stock issued for services                             829,975                       5,070
         Extraordinary loss on debt extinguishment
                                                                      935,500                           -
         Common stock issued for loan guarantee
                                                                      207,861                           -
                                                       -----------------------     -----------------------
         Net Loss (excluding non-cash, stock-based
         expenses and loss from extinguishment of
         debt)                                                $   (1,410,470)             $     (110,975)
                                                       =======================     =======================

         Net Loss Per Share:
         Before excluding non-cash, stock-based
         expenses and loss from extinguishment of
         debt                                                  $        (.56)             $        (0.03)
         Non-cash, stock-based expenses and loss
         from extinguishment of debt
                                                               $        (.24)                           -
         After excluding non-cash, stock-based
         expenses and loss from extinguishment of
         debt                                                  $        (.32)             $        (0.03)
                                                       =======================     =======================
         Weighted Average Number of Shares
         Outstanding - basic and diluted
                                                                   4,3943,047                   3,360,470
                                                       =======================     =======================

General and Administrative
--------------------------

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

Research  and  development  expenses  consist  primarily  of  salaries,  related personnel expenses and consultant fees for the design, development,  testing and enhancement  of the Company's  products and services,  Metaphor  technology  and proprietary  back-end  systems.  W expense all research and development costs as incurred.

General and  administrative  expenses are  $2,889,550  for the fiscal year ended
February 29, 2004, compared to $424,493 for the comparable 2003 period.  General
and  administrative  expenses  for  fiscal  2004  include  one-time,   non-cash,
stock-based  expenses  for  services  of  $829,975  compared  to  $5,070  in the comparable  2003  period.  When the  non-cash  items are  excluded,  general and administrative  expenses for fiscal 2004 total  $2,059,575,  an increase of 391%
over the $419,423 for the comparable 2003 period.

The effect of excluding from general and administrative expenses for fiscal 2004 non-cash, stock-based expenses is reflected below:

                                                         For the 12 Months           For the 12 Months
                                                         Ended February 29,          Ended February 28,
                                                                2004                        2003
                                                       -----------------------     -----------------------

         General & Administrative                               $   2,889,550              $      424,493
                                                       -----------------------     -----------------------

         Common stock issued for services                             829,975                       5,070
                                                       -----------------------     -----------------------
         General & Administrative (excluding
         non-cash, stock-based expenses)
                                                                 $  2,059,575               $     419,423
                                                       =======================     =======================

Excluding  non-cash,  stock-based  expenses  which  fall  into the  general  and administrative  expenses  category,  the increase in general and  administrative expenses  from  $419,423  to  $2,059,575  for  fiscal  2004 as  compared  to the comparable  2003 period is attributable  to several  factors.  These include (i)
additional  sales  commissions   associated  with  higher  revenues  and  higher
personnel expenses due to increased staffing for sales and infrastructure;  (ii)
increased staffing for finance and accounting,  new senior management  positions and growth in  recruiting  and human  resources  expenses;  and (iii)  increased personnel expenses related to additional  full-time  software  engineering staff required for the functional  enhancement of existing products and services,  the
Metaphor technology and proprietary backend systems. The increase in general and administrative  expenses from $424,493 for fiscal 2003 to $2,889,550  for fiscal
2004 results from related factors.

Legal Expense
-------------

Legal expense is $69,077 for the fiscal year ended  February 29, 2004,  compared to $9,131 for the fiscal year ended February 28, 2003, an increase of 657%%. The increase  in legal  expenses  for  fiscal  2004 as  compared  to fiscal  2003 is associated directly with the merger.

Interest Expense
----------------

Interest  expense is $61,840 for the fiscal year ended  February  29,  2004,  an increase of 271% from the $16,667 for the comparable 2003 period. This change is due to increases in outstanding debt.

Liquidity and Capital Resources

For fiscal 2004, the Company's operating and capital requirements  exceeded cash flows from  operations.  During the 2003  period,  we used net cash in operating activities of $937,448,  versus net cash in operating  activities of $22,559 for the comparable 2003 period.  We funded net cash used during the 2004 period with investments of $970,299 from  stockholders,  loans from third parties and a bank line of credit, and with deferred revenue and increases in accounts payable. The
increase  in  cash  used  in  operating   activities   was   primarily   due  to
infrastructure expansion and non-recurring costs related to the merger.

Net cash used in investing  activities  was $71,462 for fiscal 2004  compared to
$16,500 for fiscal 2003.  The increase in cash used in investing  activities was primarily due to expenditures for computers and other equipment and the Metaphor patent and domain names.

As of February 29, 2004, we had material  commitments under notes payable in the aggregate  principal  amount of $314,289  and  obligations  under our  operating leases. Future capital requirements will depend upon many factors, including the timing of research  and product  development  efforts and the  expansion  of the
Company's  advertising  and marketing  efforts.  We expect to continue to expend significant  amounts on expansion of facility  infrastructure,  ongoing research and development, computer and related network equipment, and personnel.

As of February 29, 2004,  we had received  capital  commitments  of  $1,671,020, subject to certain  contingencies,  from investors.  Of that amount $969,020 was funded as of February  29,  2004.  Subsequent  to  February  29,  2004,  we have received additional funds of $337,000 pursuant to those commitments.

As of February 29, 2004,  we were a party to a $70,000  revolving,  bank line of credit  (the  "Revolver")  and a $6,000  business  credit card line from a bank.
Interest on the outstanding  borrowings is payable monthly. The interest rate on the Revolver is currently 7.75% per annum.  The interest rate on the credit card is 18% per annum.  The  Revolver and the credit card are secured by the personal guarantee of one of our former officers. As of February 29, 2004, we had $20,000 in advances on the Revolver and credit card.

We are a party to a  $17,000  equipment  financing  line of  credit  ("Equipment
Line") from a bank  repayable  over a  three-year  term.  Principal  and accrued interest on the line of credit is currently 7.20% per annum. The Equipment line, in  addition  to being  secured  by the  underlying  collateral,  is  personally guaranteed  by one of our former  officers.  As of February 29, 2004,  the total amount financed under the Equipment Line was $14,446.

We do not believe that our cash,  cash  equivalents  and  short-term  investment balances,  together  with  the  proceeds  due from  the  aforementioned  capital commitments, will be sufficient to satisfy our cash requirements for the next 12 months.  We are currently  attempting  to secure  venture  capital  and/or other financing.

Certifications under Section 906 of the Sarbanes-Oxley Act Of 2002

In accordance  with guidance  recently  issued by the SEC, we have submitted the certifications  of our principal  executive and accounting  officer  required by section 906 of the  Sarbanes-Oxley Act of 2002 as Exhibit 32.5 accompanying this report.  Pursuant to this SEC guidance,  such exhibits shall not be deemed to be
"filed" as part of this report.

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report                                              27

Financial Statements:

Balance Sheet as of February 29, 2004                                     28

Statements of Operations for the years ended February 29, 2004, and
February 28, 2003                                                         29

Statements of Stockholders' Deficit for the years ended
February 29, 2004 and February 28, 2003                                   30

Statements of Cash Flows for the years ended February 29, 2004 and
February 28,2003                                                          32

Notes to Financial Statements                                             34

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Stockholders and Board of
Directors of SurfNet Media Group, Inc.:

We have audited the accompanying  balance sheet of SurfNet Media Group,  Inc. as of February 29, 2004 and the related  statements  of  operations,  stockholders'
deficit  and cash flows for each of the two years in the period  ended  February
29, 2004.  These financial  statements are the  responsibility  of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audits to obtain  reasonable  assurance  about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall financial  statement  presentation.  We believe our audits  provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of SurfNet Media Group, Inc. as of
February 29, 2004,  and the results of its operations and cash flows for each of the two  years in the  period  ended  February  29,  2004,  in  conformity  with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company will continue as a going concern.  The Company has incurred  significant operating  losses during the years ended February 29, 2004 and February 28, 2003 and had  negative  working  capital of  $721,215  as of February  29,  2004.  In addition,  the  Company  has not yet  generated  revenue at volumes  required to achieve  management's plans and support its operations and there is no assurance that the  Company  will be able to  generate  such  volume  or  raise  financing sufficient to cover cash flow  deficiencies.  These  factors  raise  substantial doubt about the Company's  ability to continue as a going concern.  Management's plans  with  regard to these  matters  are  discussed  in Note 1. The  financial statements do not include any  adjustments  relating to the  recoverability  and classification  of asset carrying  amounts or the amount and  classification  of liabilities  that might  result  should the  Company be unable to  continue as a going concern.

/s/EPSTEIN WEBER & CONOVER, P.L.C.
 Scottsdale, Arizona
 May 26, 2004

SURFNET MEDIA GROUP, INC.
BALANCE SHEET
FEBRUARY 29, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $  72,444
Prepaids and other assets                                       28,248
                                                           --------------
     Total current assets                                      100,692

Property, plant and equipment, net of accumulated
   depreciation of $21,798                                      70,390

Deposits and other assets                                       17,545
                                                           --------------
TOTAL ASSETS                                                 $ 188,627
                                                           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

Accounts payable and accrued liabilities                     $ 289,690
Deferred revenue                                               407,134
Bank line of credit                                             20,000
Current portion of notes payable                               105,083
                                                           --------------
     Total current liabilities                                 821,907
                                                           --------------

NOTES PAYABLE, long term                                       209,206
                                                           --------------
     Total liabilities                                       1,031,113
                                                           --------------

STOCKHOLDERS' DEFICIT:

   Preferred stock, $0.0001 par value; 5,000,000 shares
     authorized; 0 shares issued and outstanding                     -
   Common stock, $0.0001 par value;  20,000,000 shares
     authorized; 6,617,293 shares issued and outstanding           662
Additional paid in capital                                   3,522,756
Stock subscriptions receivable                                (402,808)
Accumulated deficit                                         (3,963,096)
                                                           --------------
     Total stockholders' deficit                              (842,486)
                                                           --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 188,627
                                                           ==============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------

                                                  2004                 2003
                                            ----------------    -----------------

 REVENUES                                     $  591,186           $  336,819
                                            ----------------    -----------------
 COSTS AND EXPENSES:

 General & administrative expenses             2,889,550              424,493
 Legal expense                                    69,077                9,131
 Depreciation                                     19,025                2,573
 Interest expense                                 61,840               16,667
                                            ----------------    -----------------
     Total                                     3,039,492              452,864
                                            ----------------    -----------------

     Net loss before extraordinary item       (2,448,306)            (116,045)

 EXTRAORDINARY LOSS -
     Loss on extinguishment of debt
       (no tax effect)                           935,500                    -
                                            ----------------    -----------------
 NET LOSS                                   $ (3,383,806)         $  (116,045)
                                            ================    =================

 NET LOSS PER SHARE:
     BASIC AND DILUTED
     Before extraordinary item              $      (0.56)         $     (0.03)
     Extraordinary item                            (0.21)              -
                                            ----------------    -----------------
        Total                               $      (0.77)              (0.03)
                                            ================    =================

 WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING- basic and diluted        4,394,047           3,360,470
                                            ================    =================

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
-------------------------------------------------------------------------------------------------------------------

                                               Common Stock              Paid-in            Stock           Accumulated
                                           Shares         Amount         Capital         Subscriptions        Deficit             Total
                                           ------         ------         -------         -------------        -------             -----

 BALANCE, MARCH 1, 2002                  3,161,709     $  316         $  194,684        $            -       $  (463,245)       $ (268,245)

   Shares issued for services            25,349             3              5,067                                                     5,070

   Shares issued for cash                130,872           13             74,987                                                    75,000

   Stock issued to employees

    under stock subscriptions            628,142           63            125,565              (125,628)                                  -

   Net loss                                                                                                     (116,045)         (116,045)
                                       ------------    ----------    -------------      ----------------   ----------------    --------------
 BALANCE FEBRUARY 28, 2003             3,946,072          395            400,303              (125,628)         (579,290)         (304,220)
                                       ------------    ----------    -------------      ----------------   ----------------    --------------

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003 (continued)
-------------------------------------------------------------------------------------------------------------------

                                               Common Stock              Paid-in             Stock            Accumulated
                                           Shares         Amount         Capital         Subscriptions         Deficit             Total
                                           ------         ------         -------         -------------         -------             -----

   BALANCE, MARCH 1, 2003                3,946,072      $ 395         $ 400,303          $  (125,628)         $ (579,290)        $ (304,220)

   Recapitalization for reverse merger   (113,769)        (12)          (96,805)                                                    (96,817)

   Shares issued for services             582,224          58           829,917                                                     829,975

   Shares issued for debt conversion      150,000          15         1,135,485                                                   1,135,500

   Stock issued to employees
    under stock subscriptions             526,642          53           277,127             (277,180)                                     -

   Shares issued for cash               1,475,426         148           768,873                                                     769,021

   Shares issued for loan guarantee        50,698           5           207,856                                                     207,861

   Net loss                                                                                                   (3,383,806)        (3,383,806)
                                      -------------    ----------    ----------------    ----------------    ---------------    --------------
   BALANCE, FEBRUARY 29, 2004           6,617,293      $  662       $ 3,522,756           $ (402,808)        $(3,963,096)       $  (842,486)
                                      =============    ==========    ================    ================    ===============    ==============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
---------------------------------------------------------------------------------------------------------------------------

                                                                 2004                 2003
                                                             ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (3,383,806)            $  (116,045)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation                                                     19,025                  2,573
  Common stock issued for services                                769,975                  5,070
  Loss on debt extinguishment                                     935,500
  Amortization of deferred financing costs                        207,862
 Changes in assets and liabilities (net of business
  acquisition):
   Prepaid expenses                                               (25,129)                (2,750)
   Other assets                                                    (5,359)                     -
   Deferred revenue                                               332,074                 35,416
   Accounts payable and accrued liabilities                       212,410                 53,177
                                                             ----------------      --------------
NET CASH USED IN OPERATING ACTIVITIES                            (937,448)               (22,559)
                                                             ----------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (59,276)               (16,500)
Expenditures for patent and domain name                           (12,186)                     -
                                                             ----------------      --------------
NET CASH USED IN INVESTING ACTIVITIES                             (71,462)               (16,500)
                                                             ----------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                          769,021                 75,000
Proceeds from notes payable                                       233,400                 66,600
Proceeds on bank line of credit                                    20,000
Repayments on borrowings under notes payable                      (52,122)
                                                             ----------------      --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         970,299                141,600
                                                             ----------------      --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (38,611)               102,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    111,055                  8,514
                                                             ----------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   72,444              $ 111,055
                                                             ================      ==============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003 (continued)
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                        2004                 2003
                                                        ----                 ----

  Interest Paid                                       $ 4,598               $  -0-
                                                   ================     ===============

  Income taxes paid                                   $  -0-                $  -0-
                                                   ================     ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                         2004                2003
                                                         ----                ----

Common stock issued for services                     $ 829,975             $ 5,070
                                                   ===============     ===============

Common stock issued for loan guarantee               $ 207,862             $   -
                                                   ===============     ===============

Debt and accrued interest converted to common stock  $ 200,000             $   -
                                                   ===============     ===============

Equipment acquired under note payable                $ 16,412             $   -
                                                   ===============     ===============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SurfNet Media Group, Inc. (the "Company"),  formerly Innerspace Corporation, was incorporated  under the laws of the state of  Delaware  on March 10,  2000.  The
Company  originally  intended,  through license  agreements,  to market and sell information  technology solutions to healthcare  providers,  including hospitals and physicians.  The Company entered into an agreement with SurfNet Media Group,
Inc.,  an Arizona  corporation  ("SurfNet")  on May 23, 2003,  to merge with the
Company.  SurfNet is SurfNet is an Internet  broadcast company producing diverse audio and video content for targeted audiences which is streamed globally at all times.  The Company's  mission is to support free speech and expand  communities utilizing the Internet as a vehicle for communication and commerce.

On  June  6,  2003,  the  Company  entered  into an  agreement  with  Innerspace
Corporation to merge with the Company.  The merger was  effectuated  through the issuance of 3,161,709 shares of the Innerspace Corporation's common stock to the shareholders of SurfNet.  SurfNet became a wholly owned subsidiary of Innerspace
Corporation.  As a result of the issuance of the 3,161,709  shares of Innerspace
Corporation common stock to the shareholders of SurfNet, the former shareholders of SurfNet now hold a controlling interest in Innerspace.

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

The  accompanying  financial  statements  have been  prepared on a going concern basis,  which  contemplates  the  realization of assets and the  satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of approximately $842,000 at February 29,
2004. The Company anticipates continuing losses for a period of time required to implement  the  planned  operations  of SurfNet and will  require a  significant amount of capital to commence its planned principal  operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or  other  financing.  The  Company  has  received a capital  commitment  of
$1,000,000 from an investor. Of that amount,  $598,000 was funded as of February
29, 2004. However, there is no assurance that the Company will be able to secure the  remaining  balance  under this  financing  and/or  overcome  various  other contingencies incident to the business combination. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

Revenue Recognition

The  Company's  revenue  is  generated  from the sale of  Internet  broadcasting airtime  specified in  contracts  that  generally  have terms of three to twelve months and from licenses fees resulting from its Metaphor technology. Revenue is recognized when airtime is provided to the Company's clients, generally pro-rata over the term of the contract.  Payments received in advance of providing of the airtime are deferred until earned. There was no significant licensing revenue in the years ended February 29, 2004 and February 29, 2003.

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
SFAS 109,  deferred taxes are recognized for the tax  consequences  of temporary differences by applying  enacted  statutory rates  applicable to future years to differences  between the financial  statement carrying amounts and the tax basis of existing assets and liabilities.  Permanent  differences arise as a result of the value of stock compensation for tax purposes being lower than the book value of such expenses.  Temporary  differences resulted primarily from the accrual of certain liabilities for financial statement purposes,  which were not deductible for income tax purposes.

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

Advertising

The Company expenses advertising costs as incurred.  The Company had advertising expense of $6,591 in the year ended February 29, 2004.

Loss per share

The  Company  computes  net  loss per  share in  accordance  with  SFAS No.  128
"Earnings per Share" ("SFAS No. 128") and SEC Staff  Accounting  Bulletin No. 98
("SAB 98").  Under the  provisions of SFAS No. 128,  basic net loss per share is computed by  dividing  the net loss  available  to common  stockholders  for the period by the weighted  average number of common shares  outstanding  during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares  outstanding  during the period. As of February 29, 2004 there were potentially  dilutive  securities of 750,000  warrants  outstanding and debt  convertible to 407,692 shares of the
Company's common stock.  However, the computation of Diluted EPS does not assume conversion,  exercise or contingent  exercise of  securities  that would have an anti-dilutive effect on earnings and inclusion of these warrants and convertible debt would be anti-dilutive.  Accordingly,  diluted net loss per share and basic net loss per share are  identical  for each of the  periods in the  accompanying statements of operations.

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

Property and Equipment

Property and equipment  consists  primarily of office  equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from
3 to 4 years.  Depreciation  expense  was $19,025 and $5,573 for the years ended
February 29, 2004 and February 28, 2003, respectively.

Recently Issued Accounting Standards

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with  Characteristics  of both Liabilities and Equity." SFAS No. 150 is effective for financial  instruments  entered into or modified  after May 31,
2003,  and otherwise is effective at the  beginning of the first interim  period beginning  after June 15, 2003.  SFAS No. 150 requires the  classification  as a liability of any financial  instruments with a mandatory  redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable  number of its equity  shares.  The Company does not have any  financial  instruments  with a mandatory  redemption  feature.  The Company believes  the  adoption  of SFAS No. 150 will not have a material  effect on the
Company's financial statements.

In  November  2002,  the FASB issued FASB  Interpretation  No. 45,  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees  of   Indebtedness   of  Others"  (FIN  45).  FIN  45  clarifies  the
requirements  for  a  guarantor's  accounting  for  and  disclosure  of  certain
guarantees  issued  and  outstanding.   The  initial   recognition  and  initial
measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of
FIN 45 did not have a significant impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest
Entities"  (FIN 46). FIN No. 46 states that  companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling  financial  interest in a variable interest entity and should consolidate  the entity,  despite the absence of clear control  through a voting equity interest.  The consolidation  requirements apply to all variable interest entities  created after January 31, 2003.  For variable  interest  entities that existed prior to February 1, 2003, the consolidation  requirements are effective for annual or interim  periods  beginning  after June 15,  2003.  Disclosure  of significant  variable interest entities is required in all financial  statements issued after  January 31,  2003,  regardless  of when the variable  interest was created.  The Company is presently  reviewing  arrangements  to determine if any variable  interest entities exist but does not anticipate the adoption of FIN 46 will have a significant impact on the Company's financial statements.

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at February 29, 2004:

Bank line of credit, maximum limit of $70,000, interest at
prime plus 3.75%, 7.75% at February 29, 2004.                        $  20,000

Convertible note payable, original face amount of $100,000
original maturity date of March 1, 2003, interest at 8%
per annum, convertible at $1 per common share, 100,000
warrants at $1 per common share.                                       100,000

Convertible notes payable, original face amount of $200,000, original maturity date of October 23, 2010, interest at 10%
per annum, convertible at $0.65 per common share.                      200,000

Bank note payable; note has an original face amount of
$16,412 and bears interest at 7.2% per annum.  The note
is collateralized by equipment.  Monthly principal and interest
payments of $513 are payable through September 5, 2006.                14,289
                                                                  ---------------
                    Total notes payable                               334,289

                    Less current portion                              125,083
                                                                  ---------------
                    Long term portion                             $   209,206
                                                                  ===============

Future maturities of principal at February 28 are as follows:

         2006                                                          9,206
         2007                                                            -0-
         2008                                                            -0-
         2009                                                            -0-
         Thereafter                                                  200,000
                                                                     -------
                  Total                                             $209,206
                                                                     =======

NOTE 4 - COMMON STOCK

As  discussed  in Note 1,  the  Company  entered  into a merger  agreement  with
Innerspace  Corporation  on May 23, 2003.  The effective  date of the merger was
June 6,  2003.  The  merger  agreement  called  for  Innerspace  to  issue up to
3,500,000  shares of its  common  stock for all of the  issued  and  outstanding shares of the Company. As of February 29, 2004,  3,161,709shares  were issued in connection  with the merger and another  360,000  shares  reserved for potential issuances  associated with warrants and convertible debt of the Company prior to the merger.  Innerspace had historically  had no significant  operations and had net liabilities of $96,817 at the time of the merger.

The Company  entered into a stock purchase  agreement with a third party for the sale of 1,900,000 shares of its common stock for $1,000,000.  There are numerous contingencies  in the agreement  that affect the timing and amount of funding up to  $1,000,000.  Those  contingencies  relate  primarily to the Company  meeting certain  operating  milestones.  The  Agreement  also  provides  for warrants to purchase  500,000 shares of the Company's  common stock at $1.00. As of February
29, 2004, the investor funded $598,000 of that commitment.

The Company issued 582,224 shares to employees and others as  consideration  for services  during the year ended February 29, 2004. The grants were valued at the trading  price  of the  Company's  common  stock  at  the  time  of the  grants.
Additionally,  the Company  offered  628,142 shares to employees in exchange for notes.  These shares were offered to the employees at $0.20 per share. The stock subscription notes receivable aggregate to $125,628.  The notes bear interest at
4% per annum and mature in November  2007. The notes are  collateralized  by the value of the underlying shares.

The Company was a  guarantor  on $162,500 of debt owed by former  members of its management.  The parties  entered  into an agreement  whereby the investor  that committed  to the  $1,000,000  funding  described  above,  agreed to assume  the
guarantee  for  625,000   shares  of  the  Company's   common  stock  and  other
consideration received from the other parties.

During the year ended  February 29, 2004, one of the Company's  former  officers provided a personal  guarantee on certain of the Company's  debt. As part of the former officer's employment  agreement,  and in exchange for the guarantee,  the
Company  granted the former  officer  300,000  shares of its common  stock.  The shares were valued at the trading  price of the shares at the date of  issuance.
Based on the  trading  price of the stock as of the date of the  agreement,  the loan  guarantee was valued at $38,000 and is being  amortized  over the one year term of the credit  facility.  The remaining  value of $406,000 was deferred and was being amortized  vesting period of two years as stipulated in the employment agreement of the officer. The former officer resigned subsequent to February 29,
2004 and  accordingly  the personal  guarantee  was removed and the value of the guarantee and deferred compensation was fully amortized and expensed in the year ended February 29, 2004.

As  discussed  in Note 7, the  Company  issued  common  stock  and  warrants  in connection  with the  conversion  of  $150,000  in debt  during  the year  ended
February 29, 2004.

The Company  issued  25,349  shares to employees as  consideration  for services during the year ended  February  28,  2003.  The grants were valued at $0.20 per share on the basis of the  valuation  on a private  placement  of the  Company's common stock for cash shortly after February 28, 2003. Additionally, the Company offered 628,142 shares to employees in exchange for notes payable.  These shares were offered to the employees at $0.20 per share. The stock  subscription  notes receivable  aggregate to $125,628.  The notes bear  interest at 4% per annum and mature  in  November  2007.  The notes  are  collateralized  by the value of the underlying shares.

Warrants outstanding at February 29, 2004 consisted of the following:

                              Number of      Exercise
   Date of Expiration         Warrants        Price
   ------------------        ---------        -----

June 21, 2005                 100,000         $  1.00
February 15, 2006               2,000         $ 10.00
February 15, 2006               2,080         $ 10.00
February 15, 2006               2,960         $ 10.00
February 15, 2006               2,960         $ 10.00
February 1, 2008              150,000         $  0.50
June 6, 2008                  500,000         $  1.00
                          -------------
     Total                    760,000
                          =============

The Company  maintains a stock  incentive  plan and a stock  option plan for its employees.  The 2002 Stock  Incentive  Plan provides for the grant to employees, officers,  directors and  consultants  of options,  stock  appreciation  rights, restricted  shares,  deferred shares and other stock based awards to purchase up to an aggregate of 400,000  shares of common  stock.  The stock based awards may consist  of  both  incentive  stock  options  and  non-qualified  options.  From inception  through  fiscal 2004, the Company has issued 381,129 shares of common stock and no stock options under this Plan.

In March  2004,  the Company  adopted the 2004 Stock Plan  pursuant to which key employees,  including  officers,  directors and  consultants  of the Company are eligible  to receive  incentive  stock  options as well as  non-qualified  stock options and stock appreciation  rights. The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof.
Incentive  stock  options  granted  under the Stock Plan are  exercisable  for a period of up to 10 years from the date of grant at an  exercise  price  which is not less than the fair market  value  ("FMV") of the Common Stock on the date of the grant,  except that the term of an incentive  stock option granted under the
Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise  price of an  incentive  stock option granted to such a stockholder may not be less than 110% of the FMV of the Common
Stock on the date of the grant.  Non-qualified  stock  options may be granted on terms determined by the Board of Directors or the Compensation Committee.  SARs,
which give the holder the privilege of surrendering such rights for an amount of stock equal to the  appreciation  in the Common Stock  between the time of grant and the  surrender,  may be  granted  on any  terms  determined  by the Board of
Directors or the Compensation  Committee.  The Stock Plan also permits the grant of new stock options to participants  who tender shares of the Company's  Common
Stock as  payment  of the  exercise  price of stock  options  or the  payment of withholding  tax ("Reload  Options").  The Reload Options will be granted at the fair market  value of a share of Common  Stock on the date of the grant and will be exercisable six months  following the date of the grant.  The Stock Plan also includes  limited  option  valuation  rights  upon a change  of  control  of the
Company.  A total of 2,000,000  shares are to be reserved for issuance under the
Stock Plan.

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

The Company is a defendant in a lawsuit filed by a former officer.  The former officer's claim relates to alledged breach of the seperation agreement the former officer had with the Company.  The claim seeks $18,000 plus the issuance of 230,730 shares of the Company's common stock plus Attorney's fees, costs and expenses.  The Company has filed a counter claim and does not believe that this matter will have a material adverse effect on the results of operations or financial condition of the Company.

The Company leases its office space under a long-term  operating  lease expiring in fiscal  year 2006.  Rent  expense  under this lease was  $65,921 for the year ended February 29, 2004.

Future minimum annual lease payments under operating lease  agreements for years ended February are as follows:

                    2005        $ 66,000
                    2006          49,500
                                ---------
                   Total        $115,500
                                ========

Subsequent to February 29, 2004 the Company  terminated its lease and moved to a new location. The new location has been leased under a long-term operating lease expiring in fiscal year 2007.

NOTE 6 - INCOME TAXES

Deferred  income  taxes  reflect  the net tax effects of  temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes.

A deferred tax asset of $1,470,000  existed as of February 29, 2004,  related to differences  in  book  and  tax  bases  of  deferred  revenue  and  stock  based compensation  and net operating  loss  carryforwards.  The deferred tax asset is offset by an equal valuation  allowance of $1,470,000.  The valuation  allowance was provided due to the  uncertainty of future  realization of federal and state net operating loss carryforwards that give rise to approximately $732,000 of the net  deferred  income  tax asset.  The  valuation  allowance  was  increased  by
$1,351,000  and $37,000 during the fiscal years ended February 29, 2004 and 2004 respectively. The Company has federal and state net operating loss carryforwards of  approximately  $2,051,000 as of February 29, 2004. The federal net operating loss  carryforwards  expire in 2020  through  2023 and state loss  carryforwards expire in 2005 through 2008.

Income taxes for years ended February 29, were as follows:

                                                  2004               2003
                                                  ----               ----

Current benefit                               $  645,488           $  7,832
Deferred benefit (provision)                    (645,488)            (7,832)
                                            ----------------    --------------
          Net income tax provision            $    -0-             $   -0-
                                            ================    ==============

The following table presents the differences between the effective and statutory income tax rates for the years ended February 29:

                                              2004                              2003
                                              ----                              ----

Federal                           $ (1,150,060)         (34)%     $      (28,508)         (25)%
State                                 (203,040)          (6)%             (8,123)          (7)%
Change in valuation allowance        1,351,072            40%             37,480            32%
Other                                    2,028           -0-%               (849)          -0-%
                                  ------------------ ----------        --------------- ----------
                                            -0-          -0-%                $-0-          -0-%
                                  ================== ==========        =============== ==========

The net  deferred  income tax asset at  February  29, 2004 is  comprised  of the following:

Differences in deferred revenue                                   163,000
Book/tax differences in stock based compensation                  576,000
Net operating loss carryforwards                                  731,000
                                                             ----------------
Deferred income tax asset                                       1,470,000
    Less: Valuation allowance                                  (1,470,000)
                                                             ----------------
    Total deferred income tax asset                                  - 0 -
Deferred income tax liability                                        - 0 -
                                                             ----------------
Net deferred income tax asset                                      $ - 0 -
                                                             ================

Since there is no overall  income tax effect on the statement of operations  for the year ended  February 29, 2004,  there is also no  allocation  presented  for continuing operations and the extraordinary item.

NOTE 7 - LOSS ON DEBT EXTINGUISHMENT

During the year ended February 29, 2004,  the Company  entered into an agreement with a creditor  whereby  the  creditor  agreed to convert  $150,000 in debt and
$50,000 of accrued  interest into 150,000  shares of the Company's  common stock and warrants to purchase  150,000 shares of the Company's  common stock at $1.00 per share.  Based on the trading  value of the  Company's  common  stock and the imputed value of the warrants,  the Company  recognized a loss on the conversion
and   extinguishment   of  debt  of  $935,500.   The  stock  trading  price  was
approximately  $4.93 at the time of the transaction and the warrants were valued at $2.64 per share.  The fair value of the  warrants  was  calculated  using the
Black-Scholes option pricing model.

NOTE 8 - RELATED PARTY TRANSACTIONS

In November  2002,  in  connection  with the  purchase of 101,395  shares of the
Company's  common stock to a member of the  Company's  board of  directors,  the
Company  received a non  recourse  promissory  note in the  aggregate  principal amount of $20,279  secured by the  aforementioned  stock.  Interest  on the loan accrues  at a  rate  of 4% per  annum.  The  aggregate  amount  of  indebtedness outstanding  pursuant to the note was approximately  $21,293,  which represented the full amount of principal and interest outstanding at February 29, 2004.

In May and August 2003, the Company paid an affiliate of the Company's  Chairman and Chief Financial Officer,  an aggregate of $25,355 in consideration for legal services  rendered by the  aforesaid  affiliate in  connection  with the reverse merger and an the equity investment by Sundance Capital Fund I, LP.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to February 29, 2004,  the Company  received an  additional  $337,000 investment  from  Sundance  Capital  Fund I, LP,  raising  the total of $835,000 contributed thus far out of a total $1,000,000 equity commitment.  Additionally, the  Company  issued  approximately  260,000  shares  of  its  common  stock  as consideration for services rendered.  In connection with one such issuance,  the
Company granted a Warrant Agreement relating providing for the purchase, subject to vesting  over a three-year  term,  of up to 300,000  shares of the  Company's common stock.

In connection with the resignation of one of the Company's  officers  subsequent to February 29, 2004,  the Board of Directors  cancelled the issuance of 300,000 shares of the  Company's  restricted  common  stock to that  former  officer and issued, in lieu thereof, 140,000 shares.

Subsequent  to February  29,  2004,  the Board of  Directors  approved a Warrant
Agreement to an investor  providing for the purchase of up to 150,000  shares of the Company's common stock,  and the Board of Directors  approved a Subscription
Agreement  between the Company and an  investor  providing  for the  purchase of
307,693 shares of the Company's common stock, and a Subscription  Agreement with an attorney,  for the issuance of 30,769 shares of the Company's common stock in consideration for procuring the aforementioned subscription for 307,693 shares.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information  regarding our executive officers and directors as of June 15, 2004:

      Officers and Directors            Age      Position
      Robert Arkin                       50      Chairman and Director
      Eric Schedeler                     48      Executive Vice President
      Hubert Glover                      47      Director
      Richard Keppler                    53      Director

Robert  Arkin has served as our  Chairman  since June 2002,  as Chief  Financial
Officer from June 2001 until October 2003 and since May 2004, as Chief Executive
Officer and President from February 2001 to October 2003, and as a director from
February  2001.  Since  January  2003,  he has also  served as  president  and a director of the law firm of Robert D. Arkin,  P.C.  From August 1998 to February
2001, he was Chief  Executive  Officer,  a director and founder of  Synermedics,
Inc. which developed a web portal,  applications  delivery platform and workflow process automation technology for the hospital industry. From April 1997 to July
1998,  Robert served as Managing  Partner of Arkin & Merolla,  a law firm. Until
March 1997 Robert was General Counsel (from June 1995), Executive Vice President and Secretary (from March 1996),  director (from April 1996) and Chief Operating
Officer (from June 1996) of Berman Managed Care, Inc., which operated a licensed health plan, rural integrated delivery network, management services organization and hospital coding, utilization review and quality assurance businesses. Robert also was a  principal  in  several  real  estate  development  and  construction projects  from 1989 to 1995.  Beginning  in June  1980,  Robert  engaged  in the private practice of law, as a Partner at Stribling,  Cunningham, Newlin & Porter
from June 1993 to June  1995;  as a Partner  at Minkin & Snyder  (now  Greenberg
Traurig) from March 1989 to May 1993;  as Of Counsel at Trotter,  Smith & Jacobs
from September 1986 to February 1989; and at Leonard,  Street and Deinard,  as a
Partner from January 1985 to August 1986,  and as an Associate from June 1980 to
December  1984.  Robert  served  as the Law Clerk to the  Chief  Justice  of the
Supreme Court of Minnesota  from July 1979 to June 1980.  Robert earned his B.A.
(cum laude) and M.A. from the University of  Pennsylvania  and his J.D. from the

University of Virginia School of Law where he served as Executive  Editor of the
Virginia Journal of  International  Law. Robert has authored several articles on technology law and healthcare law issues.

Eric Schedeler has served as our Executive  Vice President  since April 2004. In
2002,  Eric founded,  and served until 2004 as Managing  Director of,  Primecast
Media,  LLC, a marketer and  reseller of  innovative  video email and  corporate video media products.  In 1998, Eric founded,  and served until 2003 as Managing
Director of, New Media Tech, LLC, which designed,  developed and sold CD storage cases for mass  merchandisers.  From 2001 to 2001,  Eric served as a finance and business development consultant for Possibility Partners, an e-commerce software company.  In 1991,  Eric  founded,  and served  until 1997 as  President,  Chief
Executive Officer and director of, Scottsdale  Technologies,  Inc. which,  among other things, launched a PDA from Amstrad UK and arranged a $1 million inventory financing,  launched  retail  distribution  of  the  Discovery  channel  CD-ROM, designed  and  patented  the first  remote  control  to be  programmed  from the
Internet, and licensed remote control technology to Phillips/Magnavox. From 1987 to 1991, Eric served  successively as Chief Financial  Officer,  Chief Operating
Officer and  President  and as a director of Go-Video,  Inc.  where he completed three public offerings and six private placements, expanded the company's public ownership to 15,000  shareholders,  received an American Stock Exchange listing, managed the product launch of the world's first  dual-deck  VCR,  partnered with
Sharper Image,  arranged  distribution through a former RCA lead distributor and scheduled  more than $18  million  in  orders,  obtained  letters  of credit and managed  complex  antitrust  litigation.  Eric began his career in the financial services  industry,  serving as a Branch  Manager,  Senior Vice  President and a licensed principal, where he trained over 100 stockbrokers, generated investment banking  relationships,  established  syndicate  relationships  for  public  and private offerings,  owned and managed a retail investment sales office that grew to 35 sales  representatives and managed portfolio  investments for 250 personal clients.

Hubert  Glover has served on our Board of  Directors  and  Chairman of our Audit
Committee since October 2003. Since the fall 2002,  Hubert has served a Visiting
Assistant  Professor  School in the J. Mack  Robinson  College  of  Business  at
Georgia State  University  where he teaches in the MBA program  specializing  in auditing and managerial accounting.  On August 1, 2004, Hubert becomes Professor and Chairman of the  Accounting  Department  in the School of Business at Howard
University.  Since 1998,  Hubert has also served as  President  of Rede Inc.,  a consulting and outsourcing firm established to provide  management and operation services  to small  companies  needing  leadership  and  management  services to sustain  rapid  growth.  Rede  Inc.  received  the SBA 8a  Business  Development certification in January 2003. From 2000 to 2002,  Hubert also provided business
process   outsourcing   services  for  the  Atlanta,   Georgia   office  of  the
PricewaterhouseCoopers  LLP Business Process Outsourcing division.  From 1985 to
2000,  Hubert was employed by Enterprise  Group,  Inc., a management  consulting firm and federal contractor  providing technical and administrative  services in the public and private  sectors,  as Chief Executive  Officer from 1998 to 2000,
President  and Chief  Executive  Officer from 1996 to 1998.  Hubert has authored more than 35  professional  articles  and  books on  auditing,  management,  and organizational  development.  He is a member of and frequent  presenter  for the
American  Institute of Certified Public  Accountants,  the Institute of Internal
Auditors and the  Institute of  Management  Accountants.  He has  presented  and conducted  various  workshops on the relevance of Sarbanes Oxley,  and corporate governance, role of the CFO and the role of the audit committee. Hubert received a Ph.D.  in  Accounting  from Texas A&M  University,  an MBA from Clark  Atlanta
University  and a BA in Broadcast  Journalism  from the  University  of Southern
California.  Hubert  is a  Certified  Internal  Auditor  from the  Institute  of
Internal  Auditors,  Certified  Management  Accountant  from  the  Institute  of
Management Accounting and Certified Public Accountant.

Richard Keppler has served on our Board of Directors since October 2003. He is a founder of our predecessor,  the Arizona corporation also known as SurfNet Media
Group,  Inc., which merged into our wholly owned subsidiary,  SurfNet New Media,
Inc., in June 2003 in a reverse triangular merger.  Since July 2004, Richard has been  employed by us on a full-time  basis and  currently  devotes his full-time attention to Renegade Talk Radio. From November 2001 until July 2003, he was the
President of Kool Video  Productions.  From January 1998 until  October 2001, he was the Vice  President of Content of the  aforementioned  Arizona  corporation.
Before founding the Arizona  corporation,  he spent 15 years in medium and major radio markets, including Philadelphia,  Pennsylvania, Phoenix, Arizona, Trenton,
New Jersey and Wilmington, Delaware as a disk jockey and on-air personality.

We do not have  employment  or consulting  agreements  with any of our executive officers.

Board of Directors

Our directors hold office until the next annual meeting of stockholders  and the election and qualification of their successors.

The Board of Directors  met, or  consented  to actions in lieu of  meetings,  on eight  occasions  during  fiscal  2004.  All  members of the Board of  Directors attended these meetings or consented to the actions taken in lieu of meetings.

Committees of the Board of Directors

Our board of directors plans to establish three committees: the audit committee,
the  compensation  committee,   and  the  corporate  governance  and  nominating
committee.

Audit Committee

Our audit  committee's  main  function  will be to oversee  our  accounting  and financial reporting processes,  internal systems of control, independent auditor relationships and the audits of our financial statements.

Compensation Committee

Our compensation committee's purpose will be to assist our board of directors in determining the compensation of our senior  management,  directors and employees and recommend these plans to our board.

Corporate Governance and Nominating Committee

Our corporate  governance and nominating  committee's  purpose will be to assist our board by identifying individuals qualified to become members of our board of directors consistent with criteria set by our board and to develop our corporate governance principles.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee will be one of our officers or employees.  None of our executive officers currently serves, or in the past year has served,  as a member of the board of directors or compensation  committee of any  entity  that has one or more  executive  officers  serving  on our board of directors or compensation committee.

Director Compensation

We do not  currently  compensate  our  directors  in cash for their  service  as members of our board of directors.  We do reimburse our directors for reasonable expenses  in  connection  with  attendance  at  board  and  committee  meetings.
Additionally,  our  directors  are eligible to receive and have  received  stock options under our stock plans.

In April 2004,  Hubert  Glover  received an option to purchase  10,000 shares of common stock pursuant to the terms of our 2004 Stock Plan.

ITEM 10 - EXECUTIVE COMPENSATION

None of our  executive  officers  received  compensation  in excess of  $100,000 during fiscal 2004.

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

2002 Stock Incentive Plan

In January 2002, our Board of Directors  approved our 2002 Stock Incentive Plan, which provides for the grant to employees,  officers,  directors and consultants of options,  stock appreciation rights,  restricted shares,  deferred shares and other stock based  awards to purchase up to an  aggregate  of 400,000  shares of common stock. The stock based awards may consist of both incentive stock options
and   non-qualified   options.   The  Plan,  which  has  been  approved  by  our
stockholders,  is administered by our board of directors, which determines those individuals  who are to receive  awards and the terms  thereof.  From  inception through  fiscal 2004, we have issued  381,129 shares of common stock pursuant to the Plan.

2004 Stock Plan

In March 2004, we adopted our 2004 Stock Plan  pursuant to which key  employees, including  officers,  directors and  consultants  of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation  rights  ("SARs").  The Stock  Plan  expires  in March  2014 and is administered by the Board of Directors or the  Compensation  Committee  thereof.
Incentive  stock  options  granted  under the Stock Plan are  exercisable  for a period of up to 10 years from the date of grant at an  exercise  price  which is not less than the fair market  value  ("FMV") of the Common Stock on the date of the grant,  except that the term of an incentive  stock option granted under the
Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise  price of an  incentive  stock option granted to such a stockholder may not be less than 110% of the FMV of the Common
Stock on the date of the grant.  Non-qualified  stock  options may be granted on terms determined by the Board of Directors or the Compensation Committee.  SARs,
which give the holder the privilege of surrendering such rights for an amount of stock equal to the  appreciation  in the Common Stock  between the time of grant and the  surrender,  may be  granted  on any  terms  determined  by the Board of
Directors or the Compensation  Committee.  The Stock Plan also permits the grant of new stock options to participants  who tender shares of the Company's  Common
Stock as  payment  of the  exercise  price of stock  options  or the  payment of withholding  tax ("Reload  Options").  The Reload Options will be granted at the fair market  value of a share of Common  Stock on the date of the grant and will be exercisable six months  following the date of the grant.  The Stock Plan also includes  limited  option  valuation  rights  upon a change  of  control  of the
Company.  A total of 2,000,000  shares will be reserved  for issuance  under the
Stock Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  sets forth  information  with  respect to the  beneficial ownership of our common stock as of June 12, 2004.  All  stockholders  have sole voting and investment power over the shares beneficially owned.

Included within this table is information  concerning each  stockholder who owns more than 5% of any class of our  securities,  including those shares subject to outstanding options, and each officer and director.

  Name and Address of Beneficial Owner          Amount and Nature of          Percent of Class
                                                Beneficial Ownership

  Robert Arkin, Chairman and Director (1)                   200,000                 2.75%
  2801 South Fair Lane
  Tempe, AZ 85282

  Richard Keppler, Director                                 389,103                 5.35%
  2801 South Fair Lane
  Tempe, AZ 85282

  Sundance Capital Fund I, LP                             1,012,730                13.93%
  4515 Chesswood Drive, Unit A
  Toronto, Ontario M3J2V6

  Daryl A. Gullickson                                       619,777                 8.50%
  20231 N. 31st Street
  Phoenix, AZ  85050

  Dennis Postma (2)                                         734,908                10.11%
  P.O. Box 668
  Pierre, SD 57501

  All officers and directors as a group (4 persons)         589,103                 8.53%
-------------------------------------------------
(1) Upon the satisfaction of certain  conditions,  Robert is entitled to receive from Sundance Capital Fund I, LP up to 350,000  additional  shares of our common stock for legal  services  provided  by his law firm,  Robert D.  Arkin,  PC, to
Sundance Capital Fund I, LP in connection with the reverse triangular merger, on
June 6, 2003, of our predecessor.,  an Arizona corporation also known as SurfNet
Media Group, Inc. into our wholly owned subsidiary, SurfNet New Media, Inc.

(2) Upon the satisfaction of certain  conditions,  Dennis is entitled to receive from Sundance Capital Fund I, LP up to 120,500  additional  shares of our common stock for  consulting  services he provided  to Sundance  Capital  Fund I, LP in connection with its up to $1,000,000 investment in SurfNet.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2004, we were not a party to any  transaction or series of similar transactions  in which the amount  involved  exceeded  and in which any  current director,  executive  officer,  holder of more than 5% of our capital stock,  or entities affiliated with them, had a material interest,  other than as described above in the section  captioned  "Management" and in the transactions  described below.

We paid Robert D. Arkin,  P.C.,  an affiliate of Robert  Arkin,  an aggregate of
$25,355 in consideration  for legal services  rendered by the aforesaid law firm in  connection  with  the  following:  The  reverse  triangular  merger  of  our predecessor,  an Arizona  corporation  also known as SurfNet Media Group,  Inc., into our wholly owned  subsidiary under Section 368 of the Internal Revenue Code of 1986; and the up to $1,000,000  equity  investment to which Sundance  Capital
Fund I, LP committed in connection with the aforementioned merger.

We entered into an agreement with Sundance  Capital Fund I, LP that provides for certain rights  relating to the  registration of shares of our common stock that
Sundance owns or will own upon conversion of warrants.

We  entered  into a  licensing  agreement  for an  application  of the  Metaphor technology with an entity in which Dennis Postma  beneficially  owns 6.4% of the issued and outstanding  capital stock and for which he serves as a director.  We recognized no revenue relating to that agreement in fiscal 2004.

We entered into an  agreement  with  Richard  Keppler that  provides for certain rights  relating to the  registration of shares of our common stock that Richard owns.

We entered into an agreement  with Daryl  Gullickson  that  provides for certain rights  relating to the  registration of shares of our common stock that Richard owns.

We entered into an escrow agreement with Sundance Capital Fund I, LP relating to up to a $1,000,000  investment  by Sundance in us, with Robert D. Arkin,  PC, an affiliate  of  Robert  Arkin,  named as the  escrow  agent,.  Under  the  escrow agreement,  the escrow  agent may  release  160,000  shares  from  escrow  after
Sundance  distributes  to us  $100,000,  and release  from escrow an  additional
155,000 shares for each additional  $100,000 that Sundance  distributes to us up to a total of $900,000.  Through fiscal 2004, Sundance  distributed  $598,000 to us, including an additional $100,000 not covered by the escrow agreement.  Since the close of fiscal 2004, Sundance has distributed an additional $237,000 to us, for a total of  $835,000.  To date,  the  escrow  agent has  released  1,090,000 previously  escrowed shares and 310,000 shares remain escrowed.  Pursuant to the escrow agreement, Sundance is entitled to vote the escrowed shares.

We entered into an escrow  agreement  with Daryl  Gullickson  whereby  Interwest
Transfer  Co.,  Inc. is the escrow  agent with  respect to 61,978  shares  Daryl
received  in  connection  with  the  merger  of  our  predecessor,   an  Arizona
corporation  also known as SurfNet  Media  Group,  Inc.,  into our wholly  owned subsidiary, SurfNet New Media, Inc. in a reverse triangular merger under Section
368 of the Internal Revenue Code of 1986. The escrow agreement provides that the shares  issuable  pursuant  to the merger  will be held in escrow for a one-year period.  If we believe  that the merged  company  breached  any  representation, warranty, covenant or other provision in the merger agreement, we have the right to make a claim against the escrow.  Pursuant to the escrow agreement,  Daryl is entitled to vote these shares.

We entered into an escrow  agreement  with  Richard  Keppler  whereby  Interwest
Transfer  Co.,  Inc. is the escrow agent with respect to 38,910  shares  Richard received in connection with the merger of the Arizona  corporation  into SurfNet
New Media, Inc. The escrow agreement  provides that the shares issuable pursuant to the merger will be held in escrow for a one-year  period.  If we believe that the merged  company  breached any  representation,  warranty,  covenant or other provision in the merger agreement, we have the right to make a claim against the escrow.  Pursuant  to the escrow  agreement,  Richard is  entitled to vote these shares.

In November  2002,  in  connection  with the  purchase of 101,395  shares of our common stock,  Richard Keppler delivered to us a non recourse promissory note in the aggregate  principal amount of $20,279 secured by the aforementioned  stock.
Interest on the loan accrues at a rate of 4% per annum.  The aggregate amount of indebtedness  outstanding pursuant to the note was approximately  $21,293, which represented  the full amount of principal and interest  outstanding  at February
29, 2004.

In May 2004,  pursuant  to a Voting  Agreement  with Daryl  Gullickson,  Richard
Keppler,  Brian  Ching and  Francesca  Ching,  Robert  Arkin and Eric  Schedeler
received voting control over 1,204,404 shares of our common stock. The agreement expires in November 2005.

Our  certificate  of  incorporation  and  bylaws  require  us to  indemnify  our directors and officers to the fullest extent permitted by Delaware law.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following list of exhibits  includes both exhibits  submitted with this Form
10-KSB as filed with the Commission and those incorporated by reference to other filings:

Exhibit Number                                               Document

2.1                   Agreement and Plan of Merger dated as of May 23, 2003 with SurfNet New Media, Inc.
                      and SurfNet Media Group, Inc. (incorporated by reference to Exhibit 2.1 on Issuer's
                      Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))

3.1                   Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on Issuer's
                      Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29,
                      2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

3.2                   Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 on Issuer's Registration Statement on Form SB-2, filed on March 28,
                      2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File
                      No. 333-577818))

3.3                   Bylaws (incorporated by reference to Exhibit 3.3 on Issuer's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001,
                      June 15, 2001 and July 5, 2001 (File No. 333-577818))

3.4                   Certificate of Amendment of Certificate of Incorporation dated May 28, 2003
                      (incorporated by reference to Exhibit 3.4 on Issuer's Report on Form 10-KSB for the
                      annual period ended February 28, 2003 filed on July 16, 2003 (File No. 333-577818))

4.1                   Subscription Agreement (incorporated by reference to Exhibit 4.1 on Issuer's
                      Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29,
                      2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

4.2                   Promissory Note to Health Unified, Inc. dated February 5, 2002 (incorporated by reference to Exhibit 4.2 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

4.3                   Common Stock Purchase Warrant dated February 15, 2002 to Chris A. Ivaliotes and Mary
                      Ann Ivaliotes, Joint Tenants (incorporated by reference to Exhibit 5.3 on Issuer's
                      Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5,
                      2002 (File No. 333-577818))

4.4                   Common Stock Purchase Warrant dated February 15, 2002 to Sandra K. Lucius
                      (incorporated by reference to Exhibit 5.4 on Issuer's Report on Form 10-KSB for the
                      annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

4.5                   Common Stock Purchase Warrant dated February 15, 2002 to William W. Rogers Jr. and
                      Elizabeth H. Rogers, Joint Tenants (incorporated by reference to Exhibit 5.5 on
                      Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on
                      July 5, 2002 (File No. 333-577818))

4.6                   Common Stock Purchase Warrant dated February 15, 2002 to Kenneth R. Crowe
                      (incorporated by reference to Exhibit 5.6 on Issuer's Report on Form 10-KSB for the
                      annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

4.7                   Common Stock Purchase Warrant dated May 17, 2002 to Rayford Jeffreys (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

4.8                   Common Stock Purchase Warrant dated May 17, 2002 to Joe Young (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

4.9                   Promissory Note to Rayford Jeffreys dated May 17, 2002 (incorporated by reference to
                      Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31,
                      2002 filed on August 9, 2002 (File No. 333-577818))

4.10                  Letter of Transmittal to Interwest Transfer Co., Inc. (incorporated by reference to
                      Exhibit 4.4 on Issuer's Report on Form 8-K filed on July 18, 2003 (File No.
                      333-577818))

4.11                  Letter dated April 25, 2003 between Sundance Capital Fund I, LP and SurfNet Media
                      Group, Inc. (incorporated by reference to Exhibit 4.5 on Issuer's Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))

4.12                  Escrow Agreement dated as of May 23, 2003 with Sundance Capital Fund I, LP and Robert
                      D. Arkin, P.C. (incorporated by reference to Exhibit 4.6 on Issuer's Report on Form
                      8-K filed on July 18, 2003 (File No. 333-577818))

4.13                  Voting Agreement dated as of May 16, 2003 with SurfNet Media Group, Inc. and certain shareholders (to be filed by amendment)

4.14                  Mutual Settlement Agreement and Release between SurfNet Media Group, Inc. and Nova
                      Redwood, LLC dated May 23, 2003 (to be filed by amendment)

4.15                  Common Stock Purchase Warrant dated as of the Effective Date to Sundance Capital
                      Partners, LLC (incorporated by reference to Exhibit 4.7 on Issuer's Report on Form
                      8-K filed on July 18, 2003 (File No. 333-577818))

4.16                  Registration Rights Agreement dated as of the Effective Date with Sundance Capital
                      Partners, LLC (incorporated by reference to Exhibit 4.8 on Issuer's Report on Form
                      8-K filed on July 18, 2003 (File No. 333-577818))

4.17                  Registration Rights Agreement dated as of the Effective Date with Sundance Capital
                      Partners, LLC (incorporated by reference to Exhibit 4.9 on Issuer's Report on Form
                      8-K filed on July 18, 2003 (File No. 333-577818))

4.18                  Common Stock Purchase Warrant dated as of June 6, 2003 to Nova Redwood, LLC
                      (incorporated by reference to Exhibit 4.10 on Issuer's Report on Form 8-K filed on
                      July 18, 2003 (File No. 333-577818))

4.19                  Subscription Agreement with Rayford Jeffreys dated July 17, 2003

4.20                  Piggyback Registration Rights Agreement dated as of July 17, 2003 with Rayford
                      Jeffreys

4.21                  Convertible Promissory Note Purchase Agreement dated as of October 20, 2003 with BCC
                      Investment Foundation Holdings Ltd.

4.22                  Convertible Promissory Note dated as of October 23, 2003 to BCC Investment Foundation
                      Holdings Ltd.

4.23                  Convertible Promissory Note dated as of November 14, 2003 to BCC Investment
                      Foundation Holdings Ltd.

4.24                  Subscription Agreement dated as of November 20, 2003 with Bernard Anderson

4.25                  Subscription Agreement dated as of February 10, 2004 with Dwight Lynch

4.26                  Subscription Agreement dated as of February 10, 2004 with Robert Vohra

4.27                  Piggyback Registration Rights Agreement with Murray Zung dated as of February 16, 2004

4.28                  Common Stock Purchase Warrant dated as of February 16, 2004 to Murray Zung

4.29                  Subscription Agreement dated as of February 18, 2004 with Bernard Anderson

4.30                  Piggyback Registration Rights Agreement with Dwight Lynch dated as of March 10, 2004

4.31                  Piggyback Registration Rights Agreement with Robert Vohra dated as of March 10, 2004

4.32                  Piggyback Registration Rights Agreement with Stephen Happas dated as of March 17, 2004

4.33                  Common Stock Purchased Warrant dated March 17, 2004 re to Stephen G. Happas

4.34                  Piggyback Registration Rights Agreement with Daryl Gullickson dated as of April 1,
                      2004 with Daryl Gullickson

4.35                  Piggyback Registration Rights Agreement with Richard Keppler dated as of April 1,
                      2004

4.36                  Piggyback Registration Rights Agreement dated as of April 27, 2004 with Karen B.
                      Haught

4.37                  Piggyback Registration Rights Agreement dated as of April 27, 2004 with James P.
                      Haught

4.38                  Voting Agreement dated as of May 24, 2004 between Eric Schedeler and Robert Arkin and each of Daryl Gullickson, Richard Keppler, Brian Ching and Francesca Ching

5.1                   Opinion Regarding Legality and Consent of Counsel (incorporated by reference to
                      Exhibits 5.1 and 23.1 on Issuer's Registration Statement on Form SB-2, filed on March
                      28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001
                      (File No. 333-577818))

5.2                   Opinion Regarding Legality and Consent of Counsel (incorporated by reference to
                      Exhibits 5.1 and 23.1 on Issuer's Registration Statement on Form S-8, filed on
                      January 10, 2002 (File No. 333-76528))

10.1                  2001 Stock Option Plan (incorporated by reference to Exhibit 10.1 on Issuer's
                      Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29,
                      2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

10.2                  Synermedics, Inc. Licensing Agreement (incorporated by reference to Exhibit 10.2 on
                      Issuer's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on
                      March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

10.3                  Consent of Proposed Directors (incorporated by reference to Exhibit 10.3 on Issuer's
                      Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29,
                      2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

10.4                  2002 Stock Incentive Plan (incorporated by reference to Exhibits 4.1 on Issuer's
                      Registration Statement on Form S-8, filed on January 10, 2002(File No. 333-76528))

10.5                  Software License Agreement with MB Software Solutions dated as of November 14, 2001
                      (incorporated by reference to Exhibit 10.5 on Issuer's Report on Form 10-KSB for the
                      annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.6                  Software Source Code License Agreement with MB Software Solutions dated as of
                      November 14, 2001 (incorporated by reference to Exhibit 10.6 on Issuer's Report on
                      Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File
                      No. 333-577818))

10.7                  Professional Services Agreement with R. E. Gross and Associates LLC dated November
                      14, 2001 (incorporated by reference to Exhibit 10.7 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No.
                      333-577818))

10.8                  Consulting Agreement with Jay Stulberg dated as of December 1, 2001 (incorporated by reference to Exhibit 10.8 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.9                  Consulting Agreement with Steven H. Epstein dated as of December 15, 2001
                      (incorporated by reference to Exhibit 10.9 on Issuer's Report on Form 10-KSB for the
                      annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.10                 Consulting Agreement with Bagswell Capital, LLC dated January 2, 2002 (incorporated by reference to Exhibit 10.10 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.11                 License Agreement with The KRC Group, Inc. dated as of February 15, 2002
                      (incorporated by reference to Exhibit 10.11 on Issuer's Report on Form 10-KSB for the
                      annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.12                 License Agreement with Synermedics dated as of February 28, 2002 (incorporated by reference to Exhibit 10.12 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.13                 Consulting Agreement with Bagswell Capital, LLC dated March 12, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.14                 Consulting Agreement with Bagswell Capital, LLC dated April 15, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))
                      1.
10.15                 Consulting Agreement with Arnold Zweig dated June 1, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May
                      31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.16                 Consulting Agreement with David Keaveney and Jason Genet dated May 7, 2002
                      (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the
                      quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.17                 Consulting Agreement with Ann Strassar dated June 1, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May
                      31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.18                 Consulting Agreement with Frank Nassar dated as of June 5, 2002 (incorporated by reference to Exhibit 10._on Issuer's Form 10-QSB for the quarterly period ended
                      August 31, 2002 filed on October 22, 2002 (File No. 333-577818))

10.19                 Consulting Agreement with Brewster Financial Group dated November 1, 2002
                      (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the
                      quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.20                 Consulting Agreement with 534251 Ontario Limited dated November 1, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.21                 Separation Agreement and Mutual Release with Daryl Gullickson dated May 23, 2003
                      (incorporated by reference to Exhibit 10.20 on Issuer's Report on Form 10-QSB for the
                      quarterly period ended August 31, 2003 filed on October 30, 2003 (File No.
                      333-577818))

10.22                 Consulting Agreement with Brook Carey dated July 15, 2003 (incorporated by reference to Exhibit 10.21 on Issuer's Report on Form 10-QSB for the quarterly period ended
                      August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

10.23                 Consulting Agreement with Robert Vohra dated October 20, 2003

10.24                 Fee Arrangement Agreement with Anthony E. DePrima P.C. and Stanford E. Lerch P.C.
                      dated December 10, 2003

10.25                 Consulting Agreement with Brook Carey dated March 17, 2004

10.26                 Consulting Agreement with Stephen Happas dated March 17, 2004

10.27                 Stock Escrow Agreement with Stephen Happas dated March 17, 2004

10.28                 2004 Stock Plan

10.29                 Form of Stock Option Award Agreement dated as of March 17, 2004

10.30                 Stock Option Award Agreement dated as of March 17, 2004 with Hubert Glover

10.31                 Stock Option Award Agreement dated as of March 17, 2004 with Robert Arkin

10.32                 Stock Option Award Agreement dated as of March 17, 2004 with Eric Schedeler

10.33                 Separation Agreement and Mutual Release with James P. Haught dated April 20, 2004
                      (incorporated by reference to Exhibit 10.21 on Issuer's Current Report on Form 8-K
                      filed on May 5, 2004 (File No. 333-577818))

10.34                 Separation Agreement and Mutual Release with Karen B. Haught dated April 20, 2004

10.35                 Consulting Agreement with BuzSoft Inc. dated May 24, 2004

23.0                  Consent of Kingery Crouse & Hohl P.A. dated June 14, 2001 (incorporated by reference to Exhibit 23.0 on Issuer's Registration Statement on Form SB-2, filed on March 28,
                      2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File
                      No. 333-577818))

23.1                  Opinion and Consent of Thomas P. McNamara, P.A. dated May 3, 2001 (incorporated by reference to Exhibit 5.1 on Issuer's Registration Statement on Form SB-2, filed on
                      March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5,
                      2001 (File No. 333-577818))

23.2                  Consent of Kingery Crouse & Hohl P.A. dated January 8, 2002 (incorporated by reference to Exhibit 23.2 on Issuer's Registration Statement on Form S-8, filed on
                      January 10, 2002 (File No. 333-76528))

23.3                  Opinion and Consent of Raiford & Dixon, LLP dated January 8, 2002 (incorporated by reference to Exhibit 5.1 on Issuer's Registration Statement on Form S-8, filed on
                      January 10, 2002 (File No. 333-76528))

23.4                  Opinion and Consent of Raiford & Dixon, LLP dated June 3, 2003 (incorporated by reference to Exhibit 5.1 on Issuer's Post-Effective Amendment No. 1 to Registration
                      Statement on Form S-8, filed on June 5, 2003 (File No. 333-76528))

23.5                  Consent of Kingery Crouse & Hohl P.A. dated June 1, 2002 (incorporated by reference to Exhibit 23.2 on Issuer's Post-Effective Amendment No. 1 to Registration Statement
                      on Form S-8, filed on June 5, 2003 (File No. 333-76528))

31.1                  Chief Executive Officer Certification to Section 302 of the Sarbanes-Oxley Act of
                      2002 2003 (incorporated by reference to Exhibit 31.1 on Issuer's Report on Form
                      10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File
                      No. 333-577818))

31.2                  Chief Financial Officer Certification to Section 302 of the Sarbanes-Oxley Act of
                      2002 2003 (incorporated by reference to Exhibit 31.2 on Issuer's Report on Form
                      10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File
                      No. 333-577818))

31.3                  Chief Executive Officer Certification to Section 302 of the Sarbanes-Oxley Act of
                      2002 (incorporated by reference to Exhibit 31.3 on Issuer's Report on Form 10-QSB/A
                      for the quarterly period ended August 31, 2003 filed on January 8, 2004 (File No.
                      333-577818))

31.4                  Chief Financial Officer Certification to Section 302 of the Sarbanes-Oxley Act of
                      2002 (incorporated by reference to Exhibit 31.4 on Issuer's Report on Form 10-QSB/A
                      for the quarterly period ended August 31, 2003 filed on January 8, 2004 (File No.
                      333-577818))

31.5                  Chief Executive Officer Certification to Section 302 of the Sarbanes-Oxley Act of
                      2002 (incorporated by reference to Exhibit 31.3 on Issuer's Report on Form 10-QSB/A
                      for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No.
                      333-577818))

31.6                  Chief Financial Officer Certification to Section 302 of the Sarbanes-Oxley Act of
                      2002 (incorporated by reference to Exhibit 31.4 on Issuer's Report on Form 10-QSB for
                      the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No.
                      333-577818))

31.7                  Certification of Chief Executive Officer and Chief Financial Officer Under Section
                      906 of the Sarbanes-Oxley Act of 2002 dated July 16, 2003 (incorporated by reference to Exhibit 99.1 on Issuer's Report on Form 10-KSB for the annual period ended
                      February 28, 2003 filed on July 16, 2003 (File No. 333-577818))

31.8                  Certification of Chief Executive Officer and Chief Financial Officer Under Section
                      906 of the Sarbanes-Oxley Act of 2002 dated July 16, 2003 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May
                      31, 2002 filed on August 9, 2002 (File No. 333-577818))

31.9                  Chairman and Chief Financial Officer Certification to Section 302 of the
                      Sarbanes-Oxley Act of 2002

32.1                  Chief Executive Officer Certification to Section 906 of the Sarbanes-Oxley Act of
                      2002 2003 (incorporated by reference to Exhibit 32.1 on Issuer's Report on Form
                      10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File
                      No. 333-577818))

32.2                  Chief Financial Officer Certification to Section 906 of the Sarbanes-Oxley Act of
                      2002 2003 (incorporated by reference to Exhibit 32.2 on Issuer's Report on Form
                      10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File
                      No. 333-577818))

32.3                  Chief Executive Officer Certification to Section 906 of the Sarbanes-Oxley Act of
                      2002 (incorporated by reference to Exhibit 32.3 on Issuer's Report on Form 10-QSB for
                      the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No.
                      333-577818))

32.4                  Chief Financial Officer Certification to Section 906 of the Sarbanes-Oxley Act of
                      2002 (incorporated by reference to Exhibit 32.4 on Issuer's Report on Form 10-QSB for
                      the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No.
                      333-577818))

32.5                  Certification of Chairman and Chief Financial Officer Under Section 906 of the
                      Sarbanes-Oxley Act of 2002 dated June 15, 2004

99.1                  Promissory Note from Richard Pendleton dated July 17, 2002 (incorporated by reference to Exhibit 10 on Issuer's Form 10Q-SB for the quarterly period ended August 31, 2002 filed October 22, 2002 (File No. 333-577818))

99.2                  Escrow Agreement with Interwest Transfer Co., Inc. dated as of June 6, 2003
                      (incorporated by reference to Exhibit 99.3 on Issuer's Report on Form 8-K filed on
                      July 18, 2003 (File No. 333-577818))

99.3                  Assumption Agreement dated May 23, 2003 between SurfNet Media Group, Inc. and
                      Sundance Capital Fund I, LP (incorporated by reference to Exhibit 99.4 on Issuer's
                      Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))

99.4                  Press Release dated June 9, 2003 (incorporated by reference to Exhibit 99.3 on
                      Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

99.5                  Press Release dated September 2, 2003 (incorporated by reference to Exhibit 99.4 on
                      Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

99.6                  Press Release dated September 10, 2003 (incorporated by reference to Exhibit 99.5 on
                      Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

99.7                  Press Release dated October 29, 2003 (incorporated by reference to Exhibit 99.6 on
                      Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

99.8                  Press Release dated November 6, 2003 (incorporated by reference to Exhibit 99.7 on
                      Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

99.9                  Press Release dated January 7, 2004 (incorporated by reference to Exhibit 99.8 on
                      Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

99.10                 Press Release dated January 21, 2004

99.11                 Press Release dated January 22, 2004

9.12                  Press Release dated January 29, 2004

99.13                 Press Release dated February 3, 2004

99.14                 Press Release dated March 2, 2004

99.15                 Press Release dated March 3, 2004

(b)         Reports on Forms 8-K

We filed a Current  Report on Form 8-K on July 17, 2003  announcing  the reverse triangular  merger of our  predecessor,  an  Arizona  corporation  also known as
SurfNet Media Group, Inc., into our wholly owned subsidiary under Section 368 of the Internal  Revenue Code of 1986,  an up to  $1,000,000  equity  investment by
Sundance Capital Fund I, LP and a change of control.

We  filed a  Current  Report  on Form  8-K on May 5,  2004  (i)  announcing  the establishment  by the  Board  of  Directors  of an  Audit  Committee,  Executive
Committee and a Compensation Committee;  (ii) the appointments of Eric Schedeler as Executive Vice President and James Nova as Chief Operating Officer; and (iii)
the  effectiveness  of a Separation  Agreement  and Mutual  Release  between the

Company and James P. Haught,  formalizing the terms of Mr. Haught's  resignation as Chief Executive Officer and President, and as a director of the Company.

We  filed  a  Current  Report  on  Form  8-K  on May  11,  2004  announcing  the resignations of Andrew Burgess as Chief Technology  Officer and as a director of the Company and Robert Jamison as Chief Financial Officer of the Company.

We filed a Current Report on Form 8-K on June 1, 2004 announcing the resignation of James Nova as Chief Operating Officer and as an employee of the Company.

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

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Issuer has duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURFNET MEDIA GROUP, INC.
("Issuer")

By: /s/ Robert D. Arkin
 Robert D. Arkin
 Chairman and Chief Financial Officer

Date:    June 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed  below by the  following  persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ Robert D. Arkin           Chairman, Chief Financial Officer and Director
Robert D. Arkin

/s/ Hubert Glover             Director
Hubert Glover

/s/ Richard G. Keppler        Director
Richard G. Keppler

