Form 10KSB/A
period 2004-02-28
SURFNET MEDIA GROUP INC
filed 2004-06-21
CIK 1137204

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

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

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

Transitional Small Business Disclosure Format (Check one): [ ] Yes [x] No

                            SURFNET MEDIA GROUP, INC.
                Form 10-KSB for the Year Ended February 29, 2004

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                            2
Item 2.  Description of Property                                            18
Item 3.  Legal Proceedings                                                  18
Item 4.  Submission of Matters to a Vote of Security Holders                18

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters           19
Item 6.  Management's Discussion and Analysis or Plan of Operation          19
Item 7.  Financial Statements                                               26
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           44

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                  44
Item 10. Executive Compensation                                             47
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    50
Item 12. Certain Relationships and Related Transactions                     51
Item 13. Exhibits, List and Reports on Form 8-K                             52
Item 14. Controls and Procedures                                            64

SIGNATURES                                                                  65

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

Our original business model is a brokered, fee-for-service program borrowed from terrestrial radio in which our hosts pay directly for broadcast time or sell their own sponsorships. During fiscal 2004, we derived most of our net revenues using this revenue model. Since the close of fiscal 2004, we have created two additional revenue models, the results for which are not reflected in fiscal
2004 revenues. The first new revenue model is based upon the sale of advertising spots on our Internet radio networks. The second new revenue model, which relates to new applications we develop based upon our Metaphor technology for the online yellow pages industry , is based upon the receipt of upfront fees and continuing royalties calculated on a cost-per-click or cost-per-impression basis.

Our growth strategy for our Internet radio business is to focus our programming on niche markets to raise our brand awareness and become a recognized leader in particular market segments having commercially appealing demographics. Our growth strategy in the online yellow pages market is to enter into strategic partnering relationships with leading providers in which we create new, innovative co-branded applications marketed and sold by our partners.

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

Renegade Talk Radio

On June 3, 2004, we launched the beta test of a new, separately branded,
Internet radio broadcast network called Renegade Talk Radio
(www.renegadetalkradio.com). The goal of Renegade, which has a distinct identity with separate domain names and websites unassociated with Voice America and
Business America, is to exploit the recent Federal Communications Commission
("FCC") crackdown on what the FCC terms "broadcast indecency." Renegade broadcasts 12 hours of live programming daily, offering edgy and provocative content designed to appeal to listeners who believe in the First Amendment and value free speech. Renegade intends to: (i) exploit the fact that the FCC does not have jurisdiction over the Internet; (ii) take advantage of the significant uptick in Internet advertising revenues; and (iii) focus on programming appealing to the important 18- to 54-year-old male demographics and other key target audiences. Renegade's initial lineup consists of "The Morning
Cybersickness," with Raunch Foxxx, the "O'Zone" on "Queer Nation" with Petey'O and Jenny'O; "Blunt," with Rich and Caroline; and "Scotch & Water" with Travis and A-Ron.

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

Online Yellow Pages

We believe abundant opportunity exists to sell products and services based upon our Metaphor technology in the online yellow pages market . As a result, during fiscal 2004 we began to develop applications geared to these markets. We are currently negotiating with a prominent Internet yellow pages company to license one or more of such applications and expect to successfully conclude these negotiations shortly. The Kelsey Group forecasts global digital yellow pages revenue at $8.2 billion by 2008, with local search (i.e., those seeking merchants near their home or work) representing 25% of Internet commercial activity.

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

SurfNet(R) and BoomBox Radio(R) are registered trademarks in the United States. Our unregistered trademarks include: BusinessAmerica, Metaphor, Renegade and
VoiceAmerica.

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

Business Models

We began with a brokered, fee-for-service revenue model borrowed from terrestrial radio. Since the close of fiscal 2004, we have created two additional revenue models. The first new revenue model is based upon the sale of advertising spots on our Internet radio networks. The second new revenue model, which relates to new applications we develop based upon our Metaphor technology for the online yellow pages industry , is based upon the receipt of upfront fees and continuing royalties calculated on a cost-per-click or cost-per-impression basis.

Growth Strategies

Our growth strategy for our Internet radio business is to focus our programming on niche markets to raise our brand awareness and become a recognized leader in particular market segments having commercially appealing demographics. Our growth strategy in the online yellow pages business is to enter into strategic partnering relationships with leading providers in which we create new, innovative co-branded applications marketed and sold by our partners.

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

Programming

Renegade will broadcast daily 12 hours of live programming daily, offering edgy program content designed to appeal to our target audiences. Renegade's initial lineup consists of "The Morning Cybersickness," with Raunch Foxxx, the "O'Zone"
on "Queer Nation" with Pistol Petey'O and Jenny'O; "Blunt," with Rich and
Caroline; and "Scotch & Water" with Travis and A-Ron.

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

"Scotch & Water" is directed at generation y. Born between 1981 and 1995, generation y comprises 57 million Americans. According to a study by Harris
Interactive, generation y earns $211 billion annually, spends $172 billion per year, saves $39 billion per year, drives many adult purchasing decisions and, consequently, represents the future market for most consumer brands.

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

Metaphor

Metaphor is the core of SurfNet's technology. Metaphor is an HTML media container that currently includes streaming audio and other non-streaming content which can easily be placed on a user's website or desktop. Each Metaphor container contains a button to add it to a desktop or website. Clicking on the
"add to website" button pops a new window with HTML to paste into a users website.

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

Online Yellow Pages

We believe abundant opportunity exists to sell products and services based upon our Metaphor technology in the online yellow pages market. As a result, during fiscal
2004 we began to develop applications geared to this market. We are currently negotiating with a prominent Internet yellow pages company to license one or more of such applications and expect to successfully conclude these negotiations shortly.

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

"Streamies," Internet users who listen to or watch Internet audio and video, has increased significantly. Streamies now represent 44% of all Internet users and
27% of Americans overall. Since 2000, the average weekly time spent listening to
Internet radio has averaged between five and six hours weekly, mostly during the workday. 57% of streamies, and 63% of weekly streamies, have at-home broadband access; and (v) streamies with broadband connections spend over 10 hours online per week.

Streamies are highly responsive to online advertising and purchase more on the
Web than Internet users who are not listening online. Streaming media consumers are far more interactive, are more oriented to e-commerce and spend far more time online compared to Internet users who don't stream. According to the March
2004 Arbitron/Edison Media Research study, (i) monthly streamies are more likely male (60%) compared to non-streamies (56% female); (ii) monthly streamies are distributed nearly evenly from age 12 to 54 compared to non-streamies (25 to
64); (iii) 54% of monthly streamies have at least a college degree compared to
42% of non-streamies; (iv) 50% of monthly streamies have a $50,0000+ household income compared to 38% of non-streamies; (v) 17% of monthly streamies have a
$100,0000+ household income compared to 9% of non-streamies; (vi) monthly streamies spent 8-3/4 hours per day with all media combined compared to
7-1/2 hours per day for non-streamies; (vii) monthly streamies spend nearly equal time with TV, radio and the Internet compared to non-streamies who spend less time on the Internet; (viii) 52% of monthly streamies have broadband access at home compared to 23% of non-streamies; (ix) 80% of monthly streamies have broadband access at worked compared to 53% of non-streamies; (x) streamies are early adopters, more likely to buy and try new products and services than non-streamies; and (xi) 61% of monthly streamies, if required to choose, would keep the Internet over TV versus 35% of non-streamies.

Internet Advertising Spending

Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area that advertisers want to reach, as well as the number of stations and other advertising media competing in the market and the relative demand for radio in any given market. According to the March 2004
Arbitron/Edison Media Research study, the monthly Internet radio audience is eight times larger than that of Sirius and XM, the two satellite radio broadcasters, combined. Monthly streamies spend an average of approximately 12 hours on line weekly compared to 5-3/4 hours for online users who do not use
Internet broadcasting. 52% of monthly streamies have purchased online in the last month and 22% in the last week compared to 28% and 22%, respectively, for non-streamies. In the last year, monthly streamies spent an average of $720 online compared to $522 for non-streamies. 42% of streamies listen to Internet radio while researching the purchase of products or services online, and 27%
while actually shopping and purchasing. Advertisers who run Internet broadcast advertising schedules for at least a month can maximize the impact of their campaigns by potentially reach the 21% of the U.S. population that used Internet radio or video in the last month.

Online advertising spending, which peaked at $8.1 billion in 1999 and declined precipitously thereafter, climbed 20% in 2003 to $7.2 billion. Forrester
Research Inc. estimates that in 2004 web advertising spending will grow as much as 23%. We believe that Internet audio advertising is well suited to advertisers since it provides advertisers with the ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. Also, unlike Internet text advertising, which requires the viewer to be visually connected to the website, audio advertising allows the listener to multitask, hearing streamed audio advertising while working on other applications.
Traditional broadcast commercials inserted directly into online programming do not fall prey to spam and Internet banner ad blocking. Audio advertisements can also be combined with links to advertisers' websites, encouraging an immediate consumer response.

According to AccuStream iMedia Research, more ad supported streaming content during the first quarter of 2004 has helped push Internet radio aggregate tuning hours up by 118% and 80% respectively over the comparable 2003 period. Tuning hours on the top ten sites per month in 2004 averaged 137.5 million, compared to 63 million per month for the comparable 2003 quarter. AccuStream
iMedia Research projects that streaming media advertising and subscription revenue could reach $625 million in 2004 and $864 million in 2005.

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
According to a Kelsey Group report, the total Yellow Pages directory industry is expected to grow from approximately $25.4 billion in 2002 to an estimated $36 billion in 2008. The vast majority of this anticipated growth is expected to be in the digital directional media advertising industry rather than traditional print advertising. Digital directional media encompasses online and wireless
Yellow Pages directories and local commercial search (i.e., search engine advertising by small business looking for customers in their local markets).

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

Our online yellow pages business faces formidable competition, particularly from large companies that have their own internal product development departments and from established Internet companies that have a track record of developing scalable software for the Internet. viable products for such companies. The large companies include Internet media conglomerates such as AOL, Yahoo! and
Google, and Internet Yellow pages companies such as GTE SuperPages, Switchboard,
Smartpages, Super-Pages, Dex-Media and YP Corp. The development companies include Inktomi and numerous smaller Internet software development firms.

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

On July 15, 2003, the U.S. Patent and Trademark Office allowed our patent
(Patent Number US 6,594,691 B1) entitled, "Method and System for Adding Function to a Web Page." The patent, which includes 28 claims and 11 drawing sheets, describes a process for adding functionality to websites. On January 8, 2004, the U.S. Patent and Trademark Office confirmed receipt of a continuation patent application we filed on July 1, 2003.

SurfNet(R) and BoomBox Radio(R) are registered trademarks in the United States. Our unregistered trademarks include: BusinessAmerica, Metaphor, Renegade and
VoiceAmerica.

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

Employees

As of June 15, 2004, we have 31 employees, consisting of 14 in sales and marketing, nine in production, five in network administration and database administration and three in general and administrative. Almost all of our employees are also stockholders or optionees, with significant employee ownership. As a result, we believe our employees are highly motivated to make us successful. We have no labor union contracts and believe relations with our employees are satisfactory.

Available Information

You can find more information about us at our Internet website at
www.surfnetmedia.com. Our Annual Report on Form 10-K, our Quarterly Reports on
Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC.

Forward Looking Statements

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These
forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans,"
"believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report ." We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on
Form 8-K.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended February 29, 2004, our Common Stock traded on the OTC
Bulletin Board Market under the symbol " SFNM ." The following table sets forth the quarterly high and low reported last sales prices for the Company's Common
Stock during each quarter of fiscal 2004.

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

Since the close of fiscal 2004, we have created two additional revenue models, the results for which are not reflected in fiscal 2004 revenues. The first new revenue model is based upon the sale of advertising spots on our Internet radio networks. The second new revenue model, which relates to new applications we develop based upon our Metaphor technology for the online yellow pages industry , is based upon the receipt of upfront fees and continuing royalties calculated on a cost-per-click or cost-per-impression basis.

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
Excluding non-cash, stock-based expenses and loss on extinguishment of debt, the net loss attributable to common stockholders for the 2004 period is $1,410,470 compared to $110,9 7 5 for the comparable 2003 period.

The effect of excluding from net loss attributable to common stockholders for the 2004 period non-cash, stock-based expenses and loss from extinguishment of debt is reflected below:

                                                 For the 12 Months     For the 12 Months
                                                 Ended February 29,    Ended February 28,
                                                        2004                 2003

Net Loss                                          $ (3,383,806)          $  (116,045)

Common stock issued for services                       769 ,975                 5,070
Extraordinary loss on debt extinguishment              935,500                     -
Common stock issued for loan guarantee                 207,861                     -
Net Loss (excluding non-cash, stock-based
expenses and loss from extinguishment of
debt)                                             $ (1,4 7 0,470)          $  (110,975)
                                                  =============          ============

Net Loss Per Share:
Before excluding non-cash, stock-based
expenses and loss from extinguishment of
debt                                              $      (0.56)          $     (0.03)
Non-cash, stock-based expenses and loss
from extinguishment of debt                       $      (0.2 3 )          $         -
After excluding non-cash, stock-based
expenses and loss from extinguishment of
debt                                              $      (0.3 3 )          $     (0.03)
                                                  =============          ============
Weighted Average Number of Shares
Outstanding - basic and diluted                      4,394 , 047             3,360,470
                                                  =============          ============

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

Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees for the design, development, testing and enhancement of the Company's products and services, Metaphor technology and proprietary back-end systems. We expense all research and development costs as incurred.

General and administrative expenses are $2,889,550 for the fiscal year ended
February 29, 2004, compared to $424,493 for the comparable 2003 period. General and administrative expenses for fiscal 2004 include one-time, non-cash, stock-based expenses for services of $829,975 compared to $5,070 in the comparable 2003 period. When the non-cash items are excluded, general and administrative expenses for fiscal 2004 total $2, 119 ,575, an increase of 391%
over the $419,423 for the comparable 2003 period.

The effect of excluding from general and administrative expenses for fiscal 2004 non-cash, stock-based expenses is reflected below:

                                          For the 12 Months   For the 12 Months
                                          Ended February 29,  Ended February 28,
                                                2004                 2003

General & Administrative                    $ 2,889,550          $  424,493

Common stock issued for services                769 ,975               5,070

General & Administrative (excluding
non-cash, stock-based expenses)             $ 2, 119 ,575          $  419,423
                                            ============         ==========

Excluding non-cash, stock-based expenses which fall into the general and administrative expenses category, the increase in general and administrative expenses from $419,423 to $2, 119 ,575 for fiscal 2004 as compared to the comparable 2003 period is attributable to several factors. These include (i)
additional sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and infrastructure; (ii)
increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses; and (iii) increased personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and services, the
Metaphor technology and proprietary backend systems. The increase in general and administrative expenses from $424,493 for fiscal 2003 to $2,889,550 for fiscal
2004 results from related factors.

Legal Expense

Legal expense is $69,077 for the fiscal year ended February 29, 2004, compared to $9,131 for the fiscal year ended February 28, 2003, an increase of 657%. The increase in legal expenses for fiscal 2004 as compared to fiscal 2003 is associated directly with the merger.

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

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of
America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have estimated a
$1,470,000 deferred income tax asset of which $731,000 relates to net operating loss carryforwards at February 29, 2004. Management determined that because have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

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

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report                                              27

Financial Statements:

Balance Sheet as of February 29, 2004                                     28

Statements of Operations for the years ended February 29, 2004, and
February 28, 2003                                                         29

Statements of Stockholders' Deficit for the years ended
February 29, 2004 and February 28, 2003                                   30

Statements of Cash Flows for the years ended February 29, 2004 and
February 28, 2003                                                         32

Notes to Financial Statements                                             34

                         INDEPENDENT ACCOUNTANTS' REPORT

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

/s/EPSTEIN WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
May 26, 2004

SURFNET MEDIA GROUP, INC.
BALANCE SHEET
FEBRUARY 29, 2004
________________________________________________________________________________

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $    72,444
Prepaids and other assets                                       28,248

     Total current assets                                      100,692

Property, plant and equipment, net of accumulated
   depreciation of $21,798                                      70,390

Deposits and other assets                                       17,545

TOTAL ASSETS                                                 $ 188,627
                                                           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued liabilities                   $   289,690
Deferred revenue                                               407,134
Bank line of credit                                             20,000
Current portion of notes payable                               105,083
     Total current liabilities                                 821,907

NOTES PAYABLE, long term                                       209,206
     Total liabilities                                       1,031,113

STOCKHOLDERS' DEFICIT:

   Preferred stock, $0.0001 par value; 5,000,000 shares
     authorized; 0 shares issued and outstanding                     -
   Common stock, $0.0001 par value;  20,000,000 shares
     authorized; 6,617,293 shares issued and outstanding           662
Additional paid in capital                                   3,522,756
Stock subscriptions receivable                                (402,808)
Accumulated deficit                                         (3,963,096)
     Total stockholders' deficit                              (842,486)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   188,627
                                                           ============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
________________________________________________________________________________

                                                  2004                 2003

 REVENUES                                   $    591,186          $   336,819

 COSTS AND EXPENSES:

 General & administrative expenses             2,889,550              424,493
 Legal expense                                    69,077                9,131
 Depreciation                                     19,025                2,573
 Interest expense                                 61,840               16,667
     Total                                     3,039,492              452,864

     Net loss before extraordinary item       (2,448,306)            (116,045)

 EXTRAORDINARY LOSS -
     Loss on extinguishment of debt
       (no tax effect)                           935,500                    -
 NET LOSS                                   $ (3,383,806)         $  (116,045)
                                            =============         ============

 NET LOSS PER SHARE:
     BASIC AND DILUTED
     Before extraordinary item              $      (0.56)         $     (0.03)
     Extraordinary item                            (0.21)                   -
        Total                               $      (0.77)               (0.03)
                                            =============         ============

 WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING- basic and diluted        4,394,047            3,360,470
                                            =============         ============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
______________________________________________________________________________________________________________

                                      Common Stock          Paid-in      Stock       Accumulated
                                   Shares        Amount     Capital   Subscriptions     Deficit       Total

 BALANCE, MARCH 1, 2002           3,161,709     $  316    $  194,684    $      -     $  (463,245)  $ (268,245)

   Shares issued for services        25,349          3         5,067                                    5,070

   Shares issued for cash           130,872         13        74,987                                   75,000

   Stock issued to employees
    under stock subscriptions       628,142         63       125,565    (125,628)                           -

   Net loss                               -          -             -           -        (116,045)    (116,045)
 BALANCE FEBRUARY 28, 2003        3,946,072        395       400,303    (125,628)       (579,290)    (304,220)

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003 (continued)
_____________________________________________________________________________________________________________________________

                                               Common Stock              Paid-in       Stock      Accumulated
                                           Shares         Amount         Capital   Subscriptions    Deficit        Total

   BALANCE, MARCH 1, 2003                3,946,072      $ 395         $ 400,303    $ (125,628)   $  (579,290)   $  (304,220)

   Recapitalization for reverse merger   (113,769)        (12)          (96,805)                                    (96,817)

   Shares issued for services             582,224          58           829,917                                     829,975

   Shares issued for debt conversion      150,000          15         1,135,485                                   1,135,500

   Stock issued to employees
    under stock subscriptions             526,642          53           277,127      (277,180)                            -

   Shares issued for cash               1,475,426         148           768,873                                     769,021

   Shares issued for loan guarantee        50,698           5           207,856                                     207,861

   Net loss                                     -           -                 -             -     (3,383,806)    (3,383,806)
   BALANCE, FEBRUARY 29, 2004           6,617,293      $  662       $ 3,522,756    $ (402,808)   $(3,963,096)   $  (842,486)
                                       ===========     =======      ============   ===========   ============   ============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
____________________________________________________________________________________

                                                            2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(3,383,806)    $  (116,045)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation                                               19,025           2,573
  Common stock issued for services                          769,975           5,070
  Loss on debt extinguishment                               935,500
  Amortization of deferred financing costs                  207,862
 Changes in assets and liabilities (net of business
  acquisition):
   Prepaid expenses                                         (25,129)         (2,750)
   Other assets                                              (5,359)              -
   Deferred revenue                                         332,074          35,416
   Accounts payable and accrued liabilities                 212,410          53,177
NET CASH USED IN OPERATING ACTIVITIES                      (937,448)        (22,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                         (59,276)        (16,500)
Expenditures for patent and domain name                     (12,186)              -
NET CASH USED IN INVESTING ACTIVITIES                       (71,462)        (16,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                    769,021          75,000
Proceeds from notes payable                                 233,400          66,600
Proceeds on bank line of credit                              20,000               -
Repayments on borrowings under notes payable                (52,122)              -
NET CASH PROVIDED BY FINANCING ACTIVITIES                   970,299         141,600

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (38,611)        102,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              111,055           8,514

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    72,444     $   111,055
                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003 (continued)
____________________________________________________________________________________

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                        2004        2003

  Interest Paid                                      $ 4,598       $  -0-
                                                     =========     ========

  Income taxes paid                                  $  -0-        $  -0-
                                                     =========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                        2004         2003

Common stock issued for services                     $ 829,975     $ 5,070
                                                     =========     ========

Common stock issued for loan guarantee               $ 207,862     $     -
                                                     =========     ========

Debt and accrued interest converted to common stock  $ 200,000     $     -
                                                     =========     ========

Equipment acquired under note payable                $ 16,412      $     -
                                                     =========     ========

The accompanying notes are an integral part of these financial statements.

SURFNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
________________________________________________________________________________

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

Revenue Recognition

The Company's revenue is generated from the sale of Internet broadcasting airtime specified in contracts that generally have terms of three to twelve months and from licenses fees resulting from its Metaphor technology. Revenue is recognized when airtime is provided to the Company's clients, generally pro-rata over the term of the contract. Payments received in advance of providing of the airtime are deferred until earned. There was no significant licensing revenue in the years ended February 29, 2004 and February 28, 2003.

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

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at February 29, 2004:

Bank line of credit, maximum limit of $70,000, interest at
prime plus 3.75%, 7.75% at February 29, 2004.                        $  20,000

Convertible note payable, original face amount of $100,000
original maturity date of March 1, 2003, interest at 8%
per annum, convertible at $1 per common share, 100,000
warrants at $1 per common share.                                       100,000

Convertible notes payable, original face amount of $200,000, original maturity date of October 23, 2010, interest at 10%
per annum, convertible at $0.65 per common share.                      200,000

Bank note payable; note has an original face amount of
$16,412 and bears interest at 7.2% per annum.  The note
is collateralized by equipment.  Monthly principal and interest
payments of $513 are payable through September 5, 2006.                14,289

                    Total notes payable                               334,289

                    Less current portion                              125,083
                    Long term portion                             $   209,206
                                                                  ===============

Future maturities of principal at February 28 are as follows:

         2006                                                          9,206
         2007                                                            -0-
         2008                                                            -0-
         2009                                                            -0-
         Thereafter                                                  200,000

                  Total                                             $209,206
                                                                    ========

NOTE 4 - COMMON STOCK

As discussed in Note 1, the Company entered into a merger agreement with
Innerspace Corporation on May 23, 2003. The effective date of the merger was
June 6, 2003. The merger agreement called for Innerspace to issue up to
3,500,000 shares of its common stock for all of the issued and outstanding shares of the Company. As of February 29, 2004, 3,161,709 shares were issued in connection with the merger and another 360,000 shares reserved for potential issuances associated with warrants and convertible debt of the Company prior to the merger. Innerspace had historically had no significant operations and had net liabilities of $96,817 at the time of the merger.

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

Warrants outstanding at February 29, 2004 consisted of the following:

                              Number of      Exercise
   Date of Expiration         Warrants        Price

June 21, 2005                 100,000         $  1.00
February 15, 2006               2,000         $ 10.00
February 15, 2006               2,080         $ 10.00
February 15, 2006               2,960         $ 10.00
February 15, 2006               2,960         $ 10.00
February 1, 2008              150,000         $  0.50
June 6, 2008                  500,000         $  1.00
     Total                    760,000

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

The Company is a defendant in a lawsuit filed by a former officer. The former officer's claim relates to alleged breach of the seperation agreement the former officer had with the Company. The claim seeks $18,000 + the issuance of 230,730 shares of the Company's common stock plus attorney fees, costs and expenses. The Company has filed a counterclaim and does not believe that this matter will have a material adverse effect on the results of operations or financial condition of the Company.

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

Income taxes for years ended February 29, were as follows:

                                                  2004               2003

Current benefit                               $  645,488           $  7,832
Deferred benefit (provision)                    (645,488)            (7,832)
          Net income tax provision            $    -0-             $   -0-
                                              ===========          ==========

The following table presents the differences between the effective and statutory income tax rates for the years ended February 29:

                                              2004                              2003

Federal                           $ (1,150,060)         (34)%          $ (28,508)         (25)%
State                                 (203,040)          (6)%             (8,123)          (7)%
Change in valuation allowance        1,351,072            40%             37,480            32%
Other                                    2,028           -0-%               (849)          -0-%
                                  $         -0-          -0-%          $      -0-          -0-%
                                  =============        ======          ===========       ======

The net deferred income tax asset at February 29, 2004 is comprised of the following:

Differences in deferred revenue                                   163,000
Book/tax differences in stock based compensation                  576,000
Net operating loss carryforwards                                  731,000
Deferred income tax asset                                       1,470,000
    Less: Valuation allowance                                  (1,470,000)
    Total deferred income tax asset                                  - 0 -
Deferred income tax liability                                        - 0 -
Net deferred income tax asset                                 $      - 0 -
                                                              ============

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

During the year ended February 29, 2004, the Company entered into a licensing agreement for its Metaphor technology with a company for which one of the
Company's significant shareholders is also a significant shareholder and member of the board of directors. The agreement was for the related entity to license
Metaphor for approximately $30,000. None of that was recognized as revenue during the year ended February 29, 2004. However, payments received of $21,000 have been reflected as deferred revenue at February 29, 2004.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to February 29, 2004, the Company received an additional $337,000 in investments; that is, $237,000 from Sundance Capital Fund I, LP, raising the total of $835,000 contributed thus far bu Sundance out of a total $1,000,000 equity commitment, and an additional $100,000 from another investor.
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

ITEM 10 - EXECUTIVE COMPENSATION

None of our executive officers received compensation in excess of $100,000 during fiscal 2004 , fiscal 2003 or since our inception.

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
___________________________________________________
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

We entered into an agreement with Daryl Gullickson that provides for certain rights relating to the registration of shares of our common stock that Daryl owns.

We entered into an escrow agreement with Sundance Capital Fund I, LP relating to up to a $1,000,000 investment by Sundance in us, with Robert D. Arkin, PC, an affiliate of Robert Arkin, named as the escrow agent. Under the escrow agreement, the escrow agent may release 160,000 shares from escrow after
Sundance distributes to us $100,000, and release from escrow an additional
155,000 shares for each additional $100,000 that Sundance distributes to us up to a total of $900,000. Through fiscal 2004, Sundance distributed $598,000 to us, including an additional $100,000 not covered by the escrow agreement. Since the close of fiscal 2004, Sundance has distributed an additional $237,000 to us, for a total of $835,000. To date, the escrow agent has released 1,090,000 previously escrowed shares and 310,000 shares remain escrowed. Pursuant to the escrow agreement, Sundance is entitled to vote the escrowed shares.

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

