Form 10QSB
period 2004-05-31
SURFNET MEDIA GROUP INC
filed 2004-08-06
CIK 1137204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the quarterly period ended May 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 333-57818

                            SURFNET MEDIA GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                       58-2504254
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                     Identification Number)

                         2801 South Fair Lane, Suite 101
                              Tempe, Arizona 85282
          (Address of Principal Executive Offices, including Zip Code)

                                 (602) 261-7200
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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on July 31, 2004 was 7,667,934.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                            SURFNET MEDIA GROUP, INC.

        Index to Form 10-QSB for the Quarterly Period Ended May 31, 2004

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet as of May 31, 2004                                  3
        Statements of Operations for the three months ended
          May 31, 2004 and 2003                                           4
        Statements of Cash Flows for the three months ended
          May 31, 2004 and 2003                                           5
        Notes to Financial Statements                                     6
Item 2. Management's Discussion and Analysis or Plan of Operation         14
Item 3. Controls and Procedures                                           19

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                 21
Item 2. Changes in Securities                                             21
Item 3. Defaults Upon Senior Securities                                   22
Item 4. Submission of Matters to a Vote of Security Holders               22
Item 5. Other Information                                                 22
Item 6. Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SURFNET MEDIA GROUP, INC.
BALANCE SHEET (UNAUDITED)
May 31, 2004
______________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $    12,698
Prepaids and other assets                                  49,236

Total current assets                                       61,934

Property, plant and equipment, net of
  accumulated depreciation of $28,475                      71,145
Other assets                                               48,245

TOTAL ASSETS                                          $   181,324
                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities              $   412,133
Deferred revenue                                          394,588
Line of credit                                             20,000
Current portion of notes payable                          105,083
Total current liabilities                                 931,804

NOTES PAYABLE, long term portion                          207,920

TOTAL LIABILITIES                                       1,139,724

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 5,000,000
     shares authorized; 0 shares issued and outstanding         -
   Common stock, $0.0001 par value;  20,000,000
     shares authorized; 7,032,168 shares issued and
     outstanding                                              703
Additional paid in capital                              3,652,790
Stock subscriptions                                      (402,808)
Accumulated deficit                                    (4,209,085)
Total stockholders' deficit                              (958,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   181,324
                                                      ============

SURFNET MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                           For the                 For the
                                         Three months            Three months
                                            Ended                   Ended
                                           May 31,                 May 31,
                                            2004                    2003

 REVENUES                                  $   310,581       $     94,895

 COSTS AND EXPENSES:
 General & Administrative                      813,748            697,533
 Legal expense                                      50              3,492
 Depreciation                                    6,676              1,906
 Interest expense                                9,122              3,982
     Total                                     829,596            706,913

 Loss from operations                         (519,015)          (612,018)

 Other income                                 (273,026)                 -

 Net loss before extraordinary item           (245,989)          (612,018)

 EXTRAORDINARY LOSS -
  Loss on extinguishment of debt                     -            935,500

 NET LOSS                                  $  (245,989)      $ (1,547,518)
                                           ============      =============
 NET LOSS PER SHARE:
     BASIC AND DILUTED
 Before extraordinary item                 $     (0.09)      $      (0.17)
 Extraordinary item                        $         -       $      (0.26)
                                           $     (0.09)      $      (0.44)
                                           ============      =============

 WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING- basic and diluted     5,813,377          3,551,231
                                           ============      =============

SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          For the Three         For the Three
                                          Months ended          Months ended
                                          May 31, 2004          May 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $  (245,989)          $ (1,547,518)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                  6,677                   3167
  Common stock issued for services             76,101                219,709
  Extraordinary loss on debt
   extinguishment                                   -                985,500
  Common stock issued for loan guarantee            -                207,862
  Gain on common stock returned              (273,026)                     -
 Changes in assets and liabilities (net
    of business acquisition):
  Prepaid expenses                            (20,988)                (2,000)
  Other assets                                (30,700)                     -
  Deferred revenue                            (12,546)                66,636
  Accounts payable and accrued
    liabilities                               122,443                 12,475
NET CASH (USED) IN OPERATING ACTIVITIES      (378,028)               (54,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment            (7,432)               (25,532)
Disbursements on patent                             -                (10,100)
NET CASH USED IN INVESTING ACTIVITIES          (7,432)               (35,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                      327,000                      -
Principal payments on notes payable            (1,286)               (17,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES     325,714                (17,500)
                                          ============          =============

NET CHANGE IN CASH AND CASH EQUIVALENTS       (59,746)              (107,301)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                    72,444                111,055

CASH AND CASH EQUIVALENTS, END OF PERIOD  $    12,698           $      3,754
                                          ============          =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                 $       767           $          -
                                          ============          =============
   Cash paid for income taxes             $         -           $          -
                                          ============          =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Retirement of debt through conversion
  to common stock                         $         -           $    150,000
                                          ============          =============
Payment of obligation to vendor with
  common stock                            $    76,102           $     60,000
                                          ============          =============
Gain on return of common stock            $  (273,026)          $          -
                                          ============          =============

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended May 31,
2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 28,
2003 and Form 8-K disclosing the acquisition of SurfNet Media Group, Inc., an
Arizona corporation, described in more detail below.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of approximately $958,000 at May 31,
2004. The Company anticipates continuing losses for a period of time required to implement the planned operations of SurfNet and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. The Company has received a capital commitment of
$1,000,000 from an investor. Of that amount, $825,000 was funded as of May 31,
2004. However, there is no assurance that the Company will be able to secure the remaining balance under this financing and/or overcome various other contingencies incident to the business combination. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

Revenue Recognition

The Company's revenue is generated from the sale of Internet broadcasting airtime specified in contracts that generally have terms of three to twelve months and from licenses fees resulting from its Metaphor technology. Revenue is recognized when airtime is provided to the Company's clients, generally pro-rata over the term of the contract. Payments received in advance of providing of the airtime are deferred until earned. There was no significant licensing revenue in the three month periods ended May 31, 2004 and 2003.

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

Advertising

The Company expenses advertising costs as incurred. The Company had advertising expense of $3,345 in the three month period ended May 31, 2004.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128
"Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98
("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of May 31, 2004 there were potentially dilutive securities of
750,000 warrants outstanding and debt convertible to 407,692 shares of the
Company's common stock. However, the computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants and convertible debt would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

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

Property and Equipment

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from
3 to 4 years. Depreciation expense was $6,677 and $1,906 for the three month periods ended May 31, 2004 and 2003, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
SurfNet Media Group, Inc. and its wholly owned subsidiary, SurfNet New Media ,
Inc. All intercompany accounts and transactions have been eliminated.

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at May 31, 2004:

Bank line of credit, maximum limit of
$70,000, interest at prime plus 3.75%,
7.75% at November 30, 2003.                               $    20,000

Convertible note payable, original
face amount of $100,000, original
maturity date of March 1, 2003, interest
at 8% per annum, convertible at $1 per
share, 100,000 warrants at $1.00 per
share.                                                        100,000

Convertible notes payable, original
face amount of $200,000, original
maturity date of October 23, 2010, interest
at 10% per annum, convertible at $0.65
per share.                                                    200,000

Bank note payable; note has an original
face amount of $16,562 and bears interest
at 7% per annum.  The note is collateralized
by equipment.  Monthly principal and interest
payments of $513 are payable through
September 5, 2006                                             13,003

              Total notes payable                            333,003

              Less current portion                           125,083

              Long term portion                           $  207,920
                                                          ===========

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

The Company entered into a stock purchase agreement with a third party for the sale of 1,900,000 shares of its common stock for $1,000,000. There are numerous contingencies in the agreement that affect the timing and amount of funding up to $1,000,000. Those contingencies relate primarily to the Company meeting certain operating milestones. The Agreement also provides for warrants to purchase 500,000 shares of the Company's common stock at $1.00. As of May 31,
2004, the investor funded $825,000 of that commitment.

The Company issued 25,349 shares to employees as consideration for services during the year ended February 28, 2003. The grants were valued at $0.20 per share on the basis of the valuation on a private placement of the Company's common stock for cash shortly after February 28, 2003. Additionally, the Company offered 628,142 shares to employees in exchange for notes payable. These shares were offered to the employees at $0.20 per share. The stock subscription notes receivable aggregate to $402,808. The notes bear interest at 4% per annum and mature in November 2007. The notes are collateralized by the value of the underlying shares.

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

During the three month period ended May 31, 2004, the Company issued 39,091 shares to employees and others as consideration for services. The grants were valued at the trading price of the Company's common stock at the time of the grants.

In connection with the resignation of two of the Company's officers, the Board of Directors cancelled the issuance of 300,000 shares of the Company's restricted common stock and issued, in lieu thereof, 170,000 shares during the three month period ended May 31, 2004.

Warrants outstanding at May 31, 2004 consisted of the following:

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
                             =========

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
Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the
Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common
Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs,
which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of
Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of the Company's Common
Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of the
Company. A total of 2,000,000 shares are to be reserved for issuance under the
Stock Plan. In the three months ended May 31, 2004, an aggregate of 354,500 options were granted to officers and employees of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was a guarantor on $162,500 of debt owed by former members of its management. The parties entered into an agreement whereby the investor that committed to the $1,000,000 funding described in Note 4, agreed to assume the guarantee for 625,000 shares of the Company's common stock and other consideration received from the other parties.

The Company is a defendant in a lawsuit filed by a former officer. The former officer's claim relates to alleged breach of the separation agreement the former officer had with the Company. The claim seeks $18,000 plus the issuance of
230,730 shares of the Company's common stock plus attorneys' fees, costs and expenses. The Company has a filed a counterclaim and does not believe that this matter will have a material adverse effect on the results of operations or financial condition of the Company.

The Company is a defendant in a lawsuit filed by its former sublessor. The sublessor's claim relates to an alleged breach of the sublease agreement and is seeking restitution of approximately $34,000 plus legal fees.

NOTE 6 - LOSS ON DEBT EXTINGUISHMENT

During the three month period ended May 31, 2003, the Company entered into an agreement with a creditor whereby the creditor agreed to convert $150,000 in debt and $50,000 of accrued interest into 150,000 shares of the Company's common stock and warrants to purchase 150,000 shares of the Company's common stock at
$1.00 per share. Based on the trading value of the Company's common stock and the imputed value of the warrants, the Company recognized a loss on the conversion and extinguishment of debt of $935,500. The stock trading price was approximately $4.93 at the time of the transaction and the warrants were valued at $2.64 per share. The fair value of the warrants was calculated using the
Black-Scholes option pricing model.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

In the three month period ended May 31, 2004, the Company paid approximately
$12,000 to an entity wholly owned by the Company's Chief Operating Officer for consulting services.

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

Overview

SurfNet is an Internet broadcast company that produces diverse audio content streamed globally over the Internet 24 hours per day, seven days a week. Our mission is to utilize Internet broadcast media to create and expand viable
Internet communities by utilizing the Internet as a vehicle for communication and commerce. Our business opportunities include (i) delivering corporate and genre based Internet radio to targeted audiences; (ii) streaming traditional, land-based radio and branded Internet radio stations directly to computer desktops; (iii) facilitating distributed enterprise communications; and (iv)
providing rich media content to the on-line yellow pages industry.

We produce a variety of original, live, Internet talk radio programming through our networks, VoiceAmerica(TM)Radio (www.voiceamerica.com) and
BusinessAmerica(TM)Radio (www.businessamericaradio.com) and Renegade(TM)Talk
Radio (www.renegadetalkradio.com). Our goal is to provide compelling content for listeners and hosts, and serve sponsors by providing a cost-effective way to deliver targeted advertising content to key audiences. We are directing our efforts to (i) refine our product mix; (ii) create a repertoire of quality, talk radio programming; (iii)generate a loyal, independently verified audience with demographic characteristics sponsors want to reach; and (iv) provide a crucible for the development of syndicated radio programming for distribution on satellite radio, terrestrial radio, other Internet radio stations; and iPods and other mobile devices.

To fulfill our mission, we have developed our patented Metaphor(TM)technology.
Metaphor is an HTML media container that adds to websites and desktops in seconds without downloading, streams audio and video content with alacrity and modifies instantly from a single control point. Metaphor has a multiplicity of applications, including use as a media player, an enterprise communications tool bypassing email for distributed workforces, membership associations and affinity groups, a multimedia toolbar and a mini-web page. Our goal is to utilize our

Metaphor technology to deliver Internet talk radio programming and other rich media content to targeted Internet communities.

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

On June 6, 2003, we closed the acquisition of our predecessor, an Arizona corporation also known as SurfNet Media Group, Inc., in a reverse triangular merger under Section 368 of the Internal Revenue Code of 1986. The acquisition was effectuated through the merger of the Arizona corporation into our wholly owned subsidiary, SurfNet New Media, Inc., the issuance of 3,500,000 shares of
SurfNet's common stock to the shareholders of the Arizona corporation, and the amendment of SurfNet's certificate of incorporation to change our name to
SurfNet Media Group, Inc. Contemporaneous with the closing of the merger,
ourOTCBB trading symbol changed to "SFNM." On January 29, 2004, the Standard and
Poor's Editorial Board approved us for a complete corporate listing in Standard
& Poor's Standard Corporation Records and published our initial description in the S&P Standard Corporation Records Daily News Section. S&P's initiation of financial coverage is part of the S&P Market Access Program. This includes coverage on S&P's Internet website, www.advisorinsight.com, the S&P Marketscope and the electronic version of S&P Stock Guide database. Additionally, the S&P coverage appears on the OTC Bulletin Board website, www.otcbb.com.

How We Generate Revenue

Our original business model is a brokered, fee-for-service program borrowed from terrestrial radio in which our hosts pay directly for broadcast time or sell their own sponsorships. During fiscal 2004, we derived most of our net revenues using this revenue model.

During the fiscal quarter ended May 31, 2004, we created two additional revenue models, the results of which are not reflected in that quarter's revenues. The first new revenue model is based upon the sale of sponsorships on our Internet radio networks. The second new revenue model, which relates to new applications we develop based upon our Metaphor technology for the online yellow pages industry, is based upon the receipt of upfront fees and continuing royalties calculated on a cost-per-click or cost-per-impression basis.

Results of Operations

The discussion of the results of operations compares the three months ended May
31, 2004 with the three months ended May 31, 2003, and is not necessarily indicative of the results which may be expected for any subsequent periods. We anticipate incurring net losses at least until the end of our 2004 fiscal year.
Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Net Revenues

Net revenues for the three months ended May 31, 2004 are approximately $311,000, an increase of 327% from the approximately $95,000 reported for the same period of the prior fiscal year. We attribute this revenue increase primarily to growth in sales of our Internet radio networks. At May 31, 2004, the Company delivered, through VoiceAmerica Radio and BusinessAmerica Radio, approximately 150 hours of live programs and scheduled replays weekly. As of May 31, 2004, the Company had contracts with a total of approximately 75 talk show hosts compared to approximately 25 talk show hosts at the close of comparable 2003 period.

Net Loss

For the three-month period ended May 31, 2004, the net loss before extraordinary loss on extinguishment of debt (no tax effect) is approximately $246,000, compared to approximately $1,548,000 for the corresponding 2003 period. The net loss for the three-month period ended May 31, 2004 includes approximately
$76,000 in non-cash, stock-based expenses representing shares issued for services. The net loss for the corresponding 2003 period includes approximately
$1,363,000 in non-cash, stock-based expenses representing shares issued for services, a loan guarantee and loss on extinguishment of debt. Excluding non-cash, stock-based expenses and loss on extinguishment of debt, the net loss attributable to common stockholders for the 2004 period is approximately
$170,000 compared to approximately $185,000 for the comparable 2003 period.

The effect of excluding from net loss attributable to common stockholders for the 2004 period non-cash, stock-based expenses and loss from extinguishment of debt is reflected below:

                                                For the Three    For the Three
                                                Months Ended     Months Ended
                                                May 31, 2004     May 31, 2003

Net Loss                                         $ 245,989        $1,547,518

Common stock issued for services                    76,101           219,709
Extraordinary loss on debt extinguishment                -           935,500
Common stock issued for loan guarantee                   -           207,862
Net Loss (excluding non-cash, stock-based
expenses and loss from extinguishment of debt)   $ 169,888        $  184,447

Net Loss Per Share:
Before extraordinary items                             .09               .17
Extraordinary items                                      -               .26
After excluding non-cash, stock-based
expenses and loss from extinguishment of debt          .09               .44

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

General and administrative expenses are approximately $814,000 for the three months ended May 31, 2004, compared to approximately $698,000 for the comparable
2003 period, an increase of approximately 17%. We believe this expense increase compares favorably to the corresponding 327% revenue increase.

Legal Expense

Legal expense is negligible for the three months ended May 31, 2004, compared to approximately $3,500 for the three months ended May 31, 2003. The decrease in legal expense for the three-month period ended May 2004 as compared to the 2003 period is attributable to the utilization of in-house legal services provided by a Company employee.

Interest Expense

Interest expense is approximately $9,000 for the three months ended May 31,
2004, an increase of 225% from the approximately $4,000 for the comparable 2003 period. This change is due to increases in outstanding debt.

Liquidity and Capital Resources

For the three months ended May 31, 2004, the Company's operating and capital requirements exceeded cash flows from operations. During the 2004 period, the
Company used net cash in operating activities of approximately $378,000, versus net cash in operating activities of approximately $54,000 for the comparable
2003 period. The Company funded net cash used during the 2004 period with investments of $327,000 from stockholders, deferred revenue, and increases in accounts payable. The increase in cash used in operating activities was primarily due to infrastructure expansion.

Net cash used in investing activities was approximately $7,400 for the three months ended May 31, 2004 and approximately $36,000 for the three months May 31,
2003. The decrease in cash used in investing activities was primarily due to reductions in expenditures for equipment and intellectual property protection.

As of May 31, 2004, the Company had accounts payable of approximately $412,000, material commitments under notes payable of approximately $313,000 and obligations under our operating leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of the Company's advertising and marketing efforts. We expect to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related network equipment, and personnel.

As of May 31, 2004, the Company had received capital commitments of approximately $1,988,000, subject to certain contingencies, from investors.
Subsequent to May 31, 2004, we have received additional funds of approximately
$10,000 pursuant to those commitments.

As of May 31, 2004, the Company was a party to a $70,000 revolving, bank line of credit (the "Revolver") and a $6,000 business credit card line from a bank. The interest rate on the Revolver is currently 7.75% per annum. The interest rate on the credit card is 18% per annum. Interest on the outstanding borrowings is payable monthly. The Revolver and the credit card are secured by the personal guarantee of a former officer and director of the Company. As of May 31, 2004, the Company had approximately $26,000 in advances on the Revolver and credit card.

The Company is a party to a $17,000 equipment financing line of credit
("Equipment Line") from a bank repayable over a three-year term. Principal and accrued interest on the outstanding borrowings is payable monthly. The Equipment line, in addition to being secured by the underlying collateral, is personally guaranteed by a former officer and director of the Company. Principal and accrued interest on the line of credit is currently 7.20% per annum. The
Equipment line, in addition to being secured by the underlying collateral, is personally guaranteed by one of our former officers. As of May 31, 2004, the total amount financed under the Equipment Line was approximately $14,000.

We do not believe that our cash, cash equivalents and short-term investment balances, together with the proceeds due from the aforementioned capital commitments, will be sufficient to satisfy our cash requirements for the next 12 months. However, we have recently received commitments for approximately
$900,000 in additional financing.

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

Certifications under Section 906 of the Sarbanes-Oxley Act Of 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our principal executive and accounting officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32.6 accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be
"filed" as part of this report.

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

CEO and CFO Certifications

Appearing as an exhibit to this report there are Certifications of the Company's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2003 (the
"Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the evaluation referred to in the Section
302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

We are party to Thompson et al v. SurfNet Media Group, Inc. et al, Maricopa
County Superior Court. On April 19, 2004, Pamela J. Thompson, a former Chief
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

We are a party to Embry v. SurfNet Media Group, Inc. et al, Maricopa County
Superior Court. On July 20, 2004, Michael Embry, filed a complaint for unlawful detainer in the Superior Court of Arizona alleging that we breached the terms of a Lease Agreement we entered into with his predecessor in November 2002 and seeking an award of $30,000. The Superior Court has set this matter for hearing on August 11, 2004.

We are a party to SurfNet Media Group, Inc. v. World Talk Radio, Inc., et al,
Maricopa County Superior Court. On August 5, 2004, we filed a complaint in the
Superior Court of Arizona seeking a temporary restraining order, preliminary injunction and damages arising from the theft of trade secrets, unfair competition, product and trade disparagement and tortious interference with our customers. The Superior Court has granted a temporary restraining order and a hearing on the merits of a preliminary injunction will be heard on August 12,
2004.

Item 2. Changes in Securities

All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933, except for an aggregate of 400,000 shares of common stock issued to two employees on July 20, 2004 under the Company's Registration
Statement on Form S-8 filed with the Securities and Exchange Commission on EDGAR on July 19, 2004, Commission File No. 333-57818.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

        Exhibit Number          Document

        10.36                   Separation Agreement and Mutual Release with
                                James Nova dated June 25, 2004
        31.9                    Certification of Chairman and Chief Financial
                                Officer Under Section 302 of the
                                Sarbanes-Oxley Act of 2002 dated July 23, 2004
        32.6                    Certification of Chairman and Chief Financial
                                Officer Under Section 906 of the
                                Sarbanes-Oxley Act of 2002 dated July 23, 2004
        99.16                   Press Releases dated April 23, 2004
        99.17                   Press Release dated July 13, 2004
        99.18                   Press Release dated July 15, 2004
        99.19                   Press Release dated July 15, 2004
        99.20                   Press Release dated July 21, 2004

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurfNet Media Group, Inc. ("Registrant")

By:  /s/ Robert D. Arkin
     Robert D. Arkin
     Chairman and Chief Financial Officer
     Principal Executive, Financial and Accounting Officer

Date:    August 4, 2004

