Form 10QSB
period 2004-08-31
SURFNET MEDIA GROUP INC
filed 2004-10-18
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2004


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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on October 14, 2004 was 8,372,954.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                            SURFNET MEDIA GROUP, INC.

       INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004




PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of August 31, 2004                                2
         Statements of Operations for the three months and six months
         ended August 31, 2004 and 2003                                     3
         Statements of Cash Flows for the six months ended August 31, 2004
         and August 31,2003                                                 4
         Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation         16

Item 3.  Controls and Procedures                                           22


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 23

Item 2.  Changes in Securities                                             23

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  23


SIGNATURES                                                                 26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURFNET MEDIA GROUP, INC.
BALANCE SHEET (UNAUDITED)
AUGUST 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $    11,702
Accounts receivable                                                      45,000
Prepaids and other assets                                                22,584
                                                                    -----------
Total current assets                                                     79,286

Property, plant and equipment, net of
  accumulated depreciation of $39,180                                    90,157
Deposits and other assets                                                52,755
                                                                    -----------

TOTAL ASSETS                                                        $   222,198
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                            $   558,303
Deferred revenue                                                        390,020
Line of credit                                                           20,000
Current portion of notes payable                                        140,917
                                                                    -----------
Total current liabilities                                             1,074,240
                                                                    -----------

NOTES PAYABLE, long term portion                                        390,215
                                                                    -----------

TOTAL LIABILITIES                                                     1,499,455
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 5,000,000                            --
     shares authorized; 0 shares issued and outstanding
  Common stock, $0.0001 par value;  20,000,000 shares
     authorized; 7,947,670 shares issued and
outstanding                                                                 795
Additional paid in capital                                            4,106,953
Stock subscriptions                                                    (402,808)
Accumulated deficit                                                  (4,982,197)
                                                                    -----------
Total stockholders' deficit                                          (1,277,257)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   222,198
                                                                    ===========





SURFNET MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                       For the        For the         For the       For the
                                    Three months    Six months     Three months   Six months
                                        Ended          Ended           Ended         Ended
                                     August 31,      August 31,      August 31,   August 31,
                                        2004           2004            2003          2003


REVENUES                            $   279,702    $   590,283    $   209,348    $   304,243
                                    -----------    -----------    -----------    -----------

 COSTS AND EXPENSES:

 General & Administrative               873,076      1,686,824        419,757      1,186,108

 Legal expense                             --               50         62,708         66,200

 Depreciation                            10,706         17,382          3,166          6,333

 Interest expense                       116,048        125,170          3,982          7,964
                                    -----------    -----------    -----------    -----------

Total                                   999,830      1,829,426        489,613      1,266,605

 Loss from
operations                             (720,128)    (1,239,143)      (280,265)      (962,362)

Settlement income/(loss)                (53,000)       (53,000)

 Other income                                15        273,041           --             --
                                    -----------    -----------    -----------    -----------

 Net loss before extraordinary
   item                                (773,113)    (1,019,102)      (280,265)      (962,362)

 EXTRAORDINARY LOSS -

  Loss on extinguishment of debt           --             --             --          935,500
                                    -----------    -----------    -----------    -----------

 NET
LOSS                                $  (773,113)   $(1,019,102)   $  (280,265)   $(1,897,862)
                                    ===========    ===========    ===========    ===========

 NET LOSS PER SHARE:
     BASIC AND DILUTED
 Before extraordinary
   item                                   (0.11)         (0.14)         (0.06)         (0.20)

 Extraordinary item                       (0.11)         (0.14)         (0.06)         (0.40)


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING- basic and diluted        7,348,599      7,159,427      4,553,126      4,686,287



SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the        For the
                                                         Six Months       Six Months
                                                       ended August 31, ended August 31,
                                                            2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(1,019,102)   $(1,897,862)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                               17,382          6,333
  Common stock issued for services                          336,102        289,788
  Extraordinary loss on debt extinguishment                    --          985,500
  Common stock issued for loan guarantee                       --          207,862
  Gain on common stock returned                            (273,026)          --
  Warrants issued for services                               79,254           --
  Amortization of beneficial conversion feature             150,000           --
 Changes in assets and liabilities
    (net of business acquisition):
  Accounts receivable                                       (45,000)
  Prepaid expenses                                            5,664         (2,575)
  Other assets                                              (35,210)
  Deferred revenue                                          (17,114)        30,897
  Accounts payable and accrued liabilities                  268,614         84,065
                                                                       -----------
                                                                       -----------
NET CASH (USED) IN OPERATING ACTIVITIES                    (577,436)      (295,992)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                         (37,149)       (38,660)
Disbursements on patent                                        --          (10,100)
                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                       (37,149)       (48,760)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                    337,000        260,000
Proceeds from note payable                                  219,000         32,500
Principal payments on notes payable                          (2,157)       (36,550)
                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   553,843        255,950
                                                        -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (60,742)       (88,802)
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               72,444        111,055

CASH AND CASH EQUIVALENTS, END OF PERIOD                $    11,702    $    22,253
                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                               $     2,274    $     3,964
                                                        ===========    ===========

   Cash paid for income taxes                           $      --      $      --
                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment under note payable             $      --      $     6,810
                                                        ===========    ===========

Retirement of debt through conversion to common stock   $      --      $   150,000
                                                        ===========    ===========

Payment of obligation to vendor with common stock       $   336,102    $    60,000
                                                        ===========    ===========

Gain on return of common stock                          $  (273,026)   $      --
                                                        ===========    ===========

                                                        ===========    ===========
Payment of obligation to vendor with warrants           $    79,254    $      --
                                                        ===========    ===========

Amortization of beneficial conversion feature           $   105,000    $      --
                                                        ===========    ===========


                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six months ended August 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 28,2004 and Form 8-K disclosing the acquisition of SurfNet Media Group, Inc., an Arizona corporation, described in more detail below.

SurfNet Media Group, Inc. (the "Company") is an Internet broadcast media company producing diverse rich content streamed globally over the Internet 24/7. SurfNet's mission is to create and expand Internet communities by utilizing Internet broadcast media as a vehicle for communication and commerce. The Company, formerly Innerspace Corporation, was incorporated under the laws of the state of Delaware on March 10, 2000. Originally, the Company intended, through license agreements, to market and sell information technology solutions to healthcare providers, including hospitals and physicians. The Company entered into an agreement with SurfNet Media Group, Inc., an Arizona corporation ("SurfNet") on May 23, 2003, to merge with the Company. The merger was effectuated through the issuance of 3,161,709 shares of the Company's common stock to the shareholders of SurfNet. SurfNet became a wholly owned subsidiary of the Company. As a result of the issuance of the 3,161,709 shares of the Company's common stock to the shareholders of SurfNet, the former shareholders of SurfNet acquired a controlling interest in the Company.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of approximately $1,277,000 at August 31, 2004. The Company anticipates continuing losses for a period of time required to implement its planned operations and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan.

The Company is attempting to secure venture capital and/or other financing. It currently has capital commitments from four investors. The first commitment is for $1,000,000, of which amount $835,000 was funded as of August 31, 2004. The second commitment is for $173,333, of which amount $23,333 was funded as of August 31, 2004. The third commitment is for $160,000, of which amount $70,000 was funded as of August 31, 2004. The fourth commitment is for $86,667, of which amount $11,667 was funded as of August 31, 2004. However, there is no assurance that the Company will be able to secure the remaining balance under the aforementioned commitments and/or overcome various other contingencies incident to the business combination. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

REVENUE RECOGNITION

The Company's revenue is generated from the sale of Internet broadcasting airtime specified in contracts that generally have terms of three to 12 months and from licenses fees resulting from its Metaphor technology. Revenue is recognized when airtime is provided to the Company's clients, generally pro-rata over the term of the contract. Payments received in advance of providing of the airtime are deferred until earned.

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

LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share miscomputed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of August 31, 2004 there were potentially dilutive securities outstanding consisting of warrants to third parties for the issuance of 1,496,412 shares of the Company's common stock, options to employees and directors for the issuance of 330,500 shares of the Company's common stock and debt to third parties convertible to 1,146,184 shares of the Company's common stock. However, the computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants, options and convertible debt would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

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

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to four years. Depreciation expense was $17,382 and $6,333 for the six month periods ended August 31, 2004 and 2003, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption offing 45 did not have a significant impact on the Company's financial statements.

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

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at August 31, 2004:

Bank line of credit, maximum limit of
$70,000, interest at prime plus 3.75%,
7.75% at August 31, 2004.                                           $    20,000

Convertible note payable, original face amount
of $100,000, original maturity date of March 1, 2003,
interest at 8% per annum, convertible at $1 per share,
100,000 warrants at $1.00 per share.                                    100,000

Convertible notes payable, original face amount of
$100,000 each, original maturity date of October 23, 2010
and November 14, 2003, respectively, interest
at 10% per annum, convertible at $0.65 per share.                       200,000

Bank note payable; note has an original face amount
of $16,562 and bears interest at 7% per annum. The note is
collateralized by equipment. Monthly principal and interest
payments of $513 are payable through September 5, 2006                   12,132

Convertible notes payable to a related party, Original
face amount of $40,000, original maturity date of July 30,
2006, interest at 10% per annum, convertible at $0.60
per share.                                                               40,000

Convertible notes payable to a related party,
Original face amount of $37,000, original maturity date of
August 5, 2006, interest at 10% per annum, convertible
at $0.60 per share.                                                      37,000

Convertible notes payable to a related party,
Original face amount of $37,000, original maturity date
of August 25, 2006, interest at 10% per annum,
convertible at $0.60 per share.                                          37,000

Convertible notes payable, original face amount
of $35,000, original maturity date of August 17, 2005,
interest at 18% per annum, convertible at $0.17
per share.                                                               35,000

Convertible notes payable, original face amount of
$35,000, original maturity date of October 1, 2005,
interest at 18% per annum, convertible at $0.17
per share.                                                               35,000

Convertible notes payable, original face amount of
$23,333, original maturity date of October 30, 2005,
interest at 18% per annum, convertible at $0.17
per share.                                                               23,333

Convertible notes payable, original face amount of
$11,667, original maturity date of October 30, 2005,
interest at 18% per annum, convertible at $0.17
per share.                                                               11,667
                                                                    -----------

                       Total notes payable                              551,132

                       Less current portion                             160,917
                                                                    -----------

                       Long term portion                            $   425,215
                                                                    ===========

During the quarter ended August 31, 2004, the Company entered into four convertible notes payable with a combined face value of $105,000. The beneficial conversion features of these notes were valued at $105,000 and were immediately amortized in the same quarter.

NOTE 4 - COMMON STOCK

The Company declared a 1 for 10 reverse stock split June 6, 2003. All share amounts have been retroactively restated for all periods presented.

As discussed in Note 1, SurfNet entered into a merger agreement with the Company on May 23, 2003. The effective date of the merger was June 6, 2003. The merger agreement called for the Company to issue up to 3,500,000 shares of its common stock for all of the issued and outstanding shares of SurfNet. As of February 29, 2004, the Company had issued 3,161,709 shares in connection with the merger and reserved another 360,000 shares for potential issuances associated with warrants and convertible debt of SurfNet prior to the merger. Contemporaneously with the merger, the Company entered into a stock purchase agreement with a third party for the sale of 1,900,000 shares of its common stock for $1,000,000. There are numerous contingencies in the agreement that affect the timing and amount of funding. Those contingencies relate primarily to the Company meeting certain operating milestones. The Agreement also provides for warrants to purchase 500,000 shares of the Company's common stock at $1.00. As of August 31, 2004, the investor has funded $835,000 of the $1,000,000 commitment. In addition, as described in Note5, the parties entered into an agreement whereby the third party agreed to assume a guarantee on $162,500 of debt owed by former members of SurfNet's management in return for the issuance of 625,000 shares of the Company's common stock and other consideration received from the other parties.

During the year ended February 28, 2003, SurfNet issued 25,349 shares of the Company's common stock to employees as consideration for services. The grants were valued at $0.20 per share on the basis of the valuation on a private placement of SurfNet's common stock for cash shortly after February 28, 2003. Additionally, SurfNet offered 628,142 shares of the Company's common stock to employees in exchange for notes payable based upon a value of $0.20 per share, resulting in aggregate notes receivable of $402,808. The notes bear interest at 4% per annum, mature in November 2007 and are collateralized by the value of the underlying shares.

As discussed in Note 8, during the year ended February 29, 2004, the Company issued common stock and warrants in connection with the conversion of $150,000 in debt. In addition, during the year ended February 29, 2004, one of the Company's former officers provided a personal guarantee on certain of the Company's debt. As part of the former officer's employment agreement, and in exchange for the guarantee, the Company granted the former officer 300,000 shares of its common stock. The shares were valued at the trading price of the shares at the date of issuance. Based on the trading price of the stock as of the date of the agreement, the loan guarantee was valued at $38,000 and is being amortized over the one year term of the credit facility. The remaining value of $406,000 was deferred and was being amortized vesting period of two years as stipulated in the employment agreement of the officer. Subsequent to February 29, 2004, the former officer resigned, the personal guarantee was removed, the 300,000 shares were cancelled and the value of the guarantee and deferred compensation were fully amortized and expensed in the year ended February 29, 2004. In lieu of the 300,000 shares, the Company issued the former officer 140,000 shares.

Warrants outstanding at August 31, 2004 consisted of the following:

         Date of Expiration         Number of Warrants      Exercise Price

         June 21, 2005                     100,000                $ 1.00
         February 15, 2006                   2,000                $10.00
         February 15, 2006                   2,080                $10.00
         February 15, 2006                   2,960                $10.00
         February 15, 2006                   2,960                $10.00
         June 1, 2007                       75,000                $ 2.00
         February 1, 2008                  150,000                  $.50
         June 6, 2008                      500,000                $ 1.00
         March 17, 2009                    300,000*               $ 1.75
         July 30, 2009                      51,470                  $.60
         July 30, 2009                      17,157                  $.60
         July 30, 2009                      34,314                  $.60
         August 17, 2009                    51,471                  $.60
         August 25, 2009                   207,000                  $043
                                    ---------------
                          Total:         1,496,412
------------------------
* Vests at the rate of 25,000 shares per quarter beginning May 31, 2004.

The Company maintains two stock incentive plans. The 2002 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. From inception through August 31, 2004, the Company has issued 381,129 shares of common stock and no stock options under this Plan.

In March 2004, the Company adopted the 2004 Stock Plan pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive shares of Common Stock, incentive stock options as well as non-qualified stock options and stock appreciation rights. The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of the Company. A total of 2,000,000 shares are reserved for issuance under the Stock Plan. Since adoption of the Stock Plan, an aggregate of 354,500 options have been granted to employees of the Company, of which 34,000 options have lapsed and, as of August 31, 2004, 320,500 options remain outstanding. In addition, as of August 31, 2004, an option to purchase 10,000 shares of the Company had been issued to an outside director. In July 2004, the Company filed a registration statement on Form S-8 to register shares issued pursuant to the Stock Plan. As of August 31, 2004, the Company has issued 900,000 shares under the Stock Plan.

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

NOTE 7 - SETTLEMENT INCOME/LOSS


On August 11, 2004, the Company entered into a settlement agreement with a former sublessor. The Company paid the sublessor $25,000 to settle the claim the sublessor filed related to an alleged breach of the sublease agreement. This settlement amount has been accounted for as rent expense in the Company's financial statements.

On September 1, 2004, the Company entered into a settlement agreement with a former officer. The agreement provides for the issuance of 180,000 shares of the Company's common stock to settle the former officer's claim related to an alleged breach of the separation agreement the former officer had with the Company. The fair market value of the shares, $63,000, was recorded as a liability as of August 31, 2004.

On September 9, 2004, the Company entered into a settlement agreement with a third party that induced two former employees of the Company to breach their confidentiality obligations to the Company. The agreement required the third party to cease and desist from further unfair competition and pay the Company $10,000. The settlement amount was recorded as a receivable as of August 31, 2004.


NOTE 8 - RELATED PARTY TRANSACTIONS

In November 2002, in connection with the sale of 101,395 shares of the Company's common stock to a member of the Company's board of directors, the Company received a non recourse promissory note in the aggregate principal amount of $20,279 secured by the aforementioned stock. Interest on the loan accrues at a rate of 4% per annum. The aggregate amount of indebtedness outstanding pursuant to the note was approximately $21,293, which represented the full amount of principal and interest outstanding at February 29, 2004.

In May and August 2003, the Company paid an affiliate of the Company's Chairman and Chief Financial Officer, an aggregate of $25,355 in consideration for legal services rendered by the aforesaid affiliate in connection with the reverse merger described at Notes 1 and 4 and the equity investment described at Note 4.

In the three month period ended May 31, 2004, the Company paid approximately $12,000 to an entity wholly owned by the Company's then Chief Operating Officer for consulting services. The Chief Operating Officer resigned his position with the Company on May 28, 2004.

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

OVERVIEW

The Company is an Internet broadcast company that produces diverse audio content streamed globally over the Internet 24 hours per day, seven days a week. Our mission is to utilize Internet broadcast media to create and expand viable Internet communities by utilizing the Internet as a vehicle for communication and commerce. Our business opportunities include (i) delivering corporate and genre based Internet radio to targeted audiences; (ii) streaming traditional, land-based radio and branded Internet radio stations directly to computer desktops; (iii) facilitating distributed enterprise communications; and (iv) providing rich media content to the on-line yellow pages industry.

We produce a variety of original, live, Internet talk radio programming through our networks, VoiceAmerica(TM)Radio (www.voiceamerica.com) and BusinessAmerica(TM)Radio (www.businessamericaradio.com) and Renegade(TM)Talk Radio (www.renegadetalkradio.com). Our goal is to provide compelling content for listeners and hosts, and serve sponsors by providing a cost-effective way to deliver targeted advertising content to key audiences. We are directing our efforts to (i) refine our product mix; (ii) create a repertoire of quality, talk radio programming; (iii) generate a loyal, independently verified audience with demographic characteristics sponsors want to reach; and (iv) provide a crucible for the development of syndicated radio programming for distribution on satellite radio, terrestrial radio, other Internet radio stations; and iPods and other mobile devices.

To fulfill our mission, we have developed our patented Metaphor(TM) technology. Metaphor is an HTML media container that adds to websites and desktops in seconds without downloading, streams audio and video content with alacrity and modifies instantly from a single control point. Metaphor has a multiplicity of applications, including use as a media player, an enterprise communications tool bypassing email for distributed workforces, membership associations and affinity groups, a multimedia toolbar and a mini-web page. Our goal is to utilize our Metaphor technology to deliver Internet talk radio programming and other rich media content to targeted Internet communities.

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

On June 6, 2003, we closed the acquisition of our predecessor, an Arizona corporation also known as SurfNet Media Group, Inc., in a reverse triangular merger under Section 368 of the Internal Revenue Code of 1986. The acquisition was effectuated through the merger of the Arizona corporation into our wholly owned subsidiary, SurfNet New Media, Inc., the issuance of 3,500,000 shares of The Company's common stock to the shareholders of the Arizona corporation, and the amendment of The Company's certificate of incorporation to change our name to SurfNet Media Group, Inc. Contemporaneous with the closing of the merger, our OTCBB trading symbol changed to "SFNM." On January 29, 2004, the Standard and Poor's Editorial Board approved us for a complete corporate listing in Standard & Poor's Standard Corporation Records and published our initial description in the S&P Standard Corporation Records Daily News Section. S&P's initiation of financial coverage is part of the S&P Market Access Program. This includes coverage on S&P's Internet website, www.advisorinsight.com, the S&P Marketscope and the electronic version of S&P Stock Guide database. Additionally, the S&P coverage appears on the OTC Bulletin Board website, www.otcbb.com.

HOW WE GENERATE REVENUE

Our original business model is a brokered, fee-for-service program borrowed from terrestrial radio in which our hosts pay directly for broadcast time or sell their own sponsorships. During the year ended February 28, 2004, we derived most of our net revenues using this revenue model.

During the fiscal quarter ended May 31, 2004, we created two additional revenue models. The first new revenue model is based upon the sale of sponsorships on our Internet radio networks. The second new revenue model, which relates to new applications we develop based upon our Metaphor technology for the online yellow pages industry, is based upon the receipt of upfront fees and continuing royalties calculated on a cost-per-click or cost-per-impression basis.

RESULTS OF OPERATIONS

The discussion of the results of operations compares the three months ended August 31, 2004 with the three months ended August 31, 2003, and the six months ended August 31, 2004 with the six months ended August 31, 2003.

REVENUES

Revenues for the six months ended August 31, 2004 are $279,702, an increase of 34% from the $209,000 reported for the same period of the prior year. The Company attributes this revenue increase primarily to growth in sales of its Internet radio networks. At August 31, 2004, the Company delivered, through VoiceAmerica Radio, approximately 75 hours of live programs and scheduled replays weekly. In addition, the Company had in production approximately an additional 25 hours of programming for BusinessAmerica Radio.

NET LOSS

The net loss attributable to common stockholders for the three months ended August 31, 2004 is $773,000, compared to $280,000 for the corresponding 2003 period. The net loss attributable to common stockholders for the six months ended August 31, 2004 is $1,019,000, compared to $1,898,000 for the corresponding 2003 period. The net loss for the six months ended August 31, 2004 includes $310,000 in non-cash, stock-based expenses and loss on extinguishment of debt. The net loss for the corresponding 2003 period includes non-cash, stock-based expenses or loss on extinguishment of debt of $1,489,000. Excluding non-cash, stock-based expenses and loss on extinguishment of debt, the net loss attributable to common stockholders for the 2004 period is $709,000 compared to $409,000 during the comparable 2003 period.

The effect of excluding from net loss attributable to common stockholders for the 2004 period non-cash, stock-based expenses and loss from extinguishment of debt is reflected below:


                                                    For the Six    For the Six
                                                   Months Ended   Months Ended
                                                 August 31, 2004 August 31, 2003


Net Loss                                           $(1,019,102)     $(1,897,862)
Common stock issued for services                       336,102          289,788
Extraordinary loss on debt extinguishment
                                                          --            989,500
Common stock issued for loan guarantee                    --            207,862
Gain on common stock returned                         (273,026)            --
Warrants issued for services                            79,254             --
Amortization of beneficial
  conversion features                                  150,000             --
Net Loss (excluding non-cash,
  stock-based expenses and loss
  from extinguishment of debt)
                                                      (726,772)        (410,712)
Net Loss Per Share:
Before excluding non-cash,
  stock-based expenses and loss                           (.14)            (.40)
  from extinguishment of debt
Non-cash, stock-based expenses
  and loss from extinguishment
  of debt                                                 (.04)            (.32)
After excluding non-cash, stock-based
  expenses and loss from
  extinguishment of debt
                                                   $      (.10)     $      (.08)
Weighted average number of shares
  outstanding - basic and diluted                    7,159,427        4,686,287


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

General and administrative expenses are $873,000 for the three months ended August 31, 2004, an increase of 108% compared to the $420,000 for the comparable 2003 period. General and administrative expenses are $1,687,000 for the six months ended August 31, 2004, an increase of 42% over the $1,186,000 for the comparable 2003 period. General and administrative expenses for the six months ended August 31, 2004 includes a one-time, non-cash, stock-based expenses for services, warrants for services and beneficial conversion feature. The net loss for the comparable 2003 period includes a non-cash, stock-based expenses for services and for a loan guarantee. When these two non-cash items are excluded, general and administrative expenses for the six months ended August 31, 2004 total $1,121,000, an increase of 63% over the $688,000 for the comparable 2003 period.

The effect of excluding from general and administrative expenses for the six months ended August 31, 2003 non-cash, stock-based expenses is reflected below:

                                                   For the Six     For the Six
                                                  Months Ended     Months Ended
                                                August 31, 2004  August 31, 2003


General and administrative                             $1,686,824     $1,186,108
Common stock issued for services                          336,102        289,788
Common stock issued for loan guarantee                       --          207,862
Warrants issued for services                               79,254           --
Amortization of beneficial conversion feature             150,000           --
General and administrative (excluding
  non-cash, stock-based                                $1,121,468     $  688,458
  expenses)

Excluding non-cash, stock-based expenses which fall into the general and administrative expenses category, the increase in general and administrative expenses from $688,000 to $1,121,000 for the six months ended August 31, 2004 as compared to the comparable 2003 period is attributable to several factors. These include (i) additional sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and infrastructure; (ii) increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses; and
(iii) increased personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and services, the Metaphor technology and proprietary backend systems. The increase in general and administrative expenses from $420,000 to $873,000 for the three months ended August 31, 2004 as compared to the same period of the prior year result from the same factors.

LEGAL EXPENSE

Legal expense is negligible for the three months ended August 31, 2004, compared to $63,000 for the three months ended August 31, 2003. Legal expenses for the six month period ended August 31, 2004 is negligible, an almost 100% decrease from the $66,000 expended for the same period in 2003. The decrease in legal expenses is associated directly with the merger in 2003.

INTEREST EXPENSE

Interest expense is approximately $116,000 for the three months ended August 31, 2004, an increase of 2,800% from the $4,000 for the comparable 2003 period. Interest expense for the six month period ended August 31, 2004 is $125,000, an increase of 113% from the $8,000 for the comparable 2003 period. For both periods, the increase is primarily due to an increase in outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended August 31, 2003, the Company's operating and capital requirements exceeded cash flows from operations. During the 2004 period, the Company used net cash in operating activities of $577,000, versus net cash in operating activities of $296,000 for the comparable 2003 period. The Company funded net cash used during the 2004 period with investments of $554,000 from stockholders and loans from third parties, deferred revenue, and increases in accounts payable. The increase in cash used in operating activities was primarily due to infrastructure expansion and non-recurring costs related to the merger.

Net cash used in investing activities was $37,000 for the six months ended August 31, 2004 and $49,000 for the six months August 31, 2003. The increase in cash used in investing activities was primarily due to an acceleration in 2004 expenditures for computers and other equipment to support an increasing sales effort.

As of August 31, 2004, the Company has no material commitments other than notes payable in the principal amount of $552,000 and obligations under its operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of the Company's advertising and marketing efforts. The Company expects to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related network equipment, and personnel.


From the date of the merger through August 31, 2004, the Company received capital commitments of $2,005,020, subject to certain contingencies, from investors. Of that amount $1,520,020 was funded as of August 31, 2004. The Company does not believe that its cash, cash equivalents and short-term investment balances, together with the proceeds due from the aforementioned capital commitments, will be sufficient to satisfy its cash requirements for the next 12 months. The Company is actively seeking additional financing.

The Company does not believe that its cash, cash equivalents and short-term investment balances, funds available under its existing Revolver and credit card, together with the proceeds due from the aforementioned capital commitments, will be sufficient to satisfy its cash requirements for the next 12 months. The Company is actively seeking additional financing.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing. Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have estimated a $1,470,000 deferred income tax asset of which $731,000 relates to net operating loss carryforwards at February 29, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-QSB, are effective.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On July 20 and 29, 2004, the Company issued 175,000 shares and 225,000 shares of Common Stock, respectively, to two employees for services rendered based upon a value of $.40 per share.

On August 13, 2004, the Company issued 300,000 shares of Common Stock to a consultant providing accounting services based upon a value of $.20 per share.

On August 19, 2004, the Company issued 200,000 shares of Common Stock to an employee for services rendered based upon a value of $.20 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NUMBER                     DOCUMENT

4.39 Warrant Agreement with Friedland Capital dated June 1, 2004 (to be filed by amendment)

4.40       Note and Warrant Purchase Agreement dated July 30, 2004 with Trinity
           Bui

4.41 Amendment No. 1 dated August 17, 2004 to Note and Warrant Purchase Agreement dated July 30, 2004 with Trinity Bui

4.42       Note and Warrant Purchase Agreement dated July 30, 2004 with Beryl
           Zyskind

4.43       Note and Warrant Purchase Agreement dated July 30, 2004 with Joel
           Gold

4.44       Convertible Promissory Note to Trinity Bui dated July 30, 2004

4.45       Warrant Agreement with Trinity Bui dated July 30, 2004

4.46       Convertible Promissory Note to Brian Ching dated July 30, 2004

4.47       Warrant Agreement with Beryl Zyskind dated July 30, 2004

4.48       Warrant Agreement with Joel Gold dated July 30, 2004

4.49       Convertible Promissory Note to Beryl Zyskind dated August 1, 2004

4.50       Convertible Promissory Note to Joel Gold dated August 1, 2004

4.51       Convertible Promissory Note to Ray Petty dated August 5, 2004

4.52 Settlement Agreement with Mike Embry dated August 11, 2004 (to be filed by amendment)

4.53       Convertible Promissory Note to Trinity Bui dated August 17, 2004

4.54       Warrant Agreement with Trinity Bui dated August 17, 2004

4.55       Warrant Agreement with Peyton Jackson dated August 25, 2004

4.56       Convertible Promissory Note to Jeff Spenard dated August 25, 2004

10.36      Services Agreement with Friedland Capital dated June 1, 2004

10.37      Development Agreement with YP Corp. dated June 8, 2004

10.38 Amendment No. 1 to Consulting Agreement with Buzsoft Inc dated August 12,2004

10.39      Consulting Agreement with Pamplona Capital Inc. dated August 25, 2004

31.10 Certification of Chairman and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated October 14, 2004

32.7 Certification of Chairman and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated October 14, 2004

99.21      Press Release dated August 20, 2004

99.22      Press Release dated August 24, 2004

99.23      Press Release dated August 30, 2004

99.24      Press Release dated October 5, 2004





REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurfNet Media Group, Inc. ("Registrant")



By:         /S/ ROBERT D. ARKIN
            -------------------
            Robert D. Arkin
            Chairman and Chief Financial Officer
            Principal Executive, Financial and Accounting Officer

Date:       October 14, 2004