Form 10QSB
period 2004-11-30
SURFNET MEDIA GROUP INC
filed 2005-02-08
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended November 30, 2004


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

                                 (602) 426-7200
              (Registrant's Telephone Number, including Area Code)


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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on January 6, 2005 was 8,547,934.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                            SURFNET MEDIA GROUP, INC.

      INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of November 30, 2004                                 3
         Statements of Operations for the three months and nine months
         ended November 30, 2004 and 2003                                      4
         Statements of Cash Flows for the nine months
         ended November 30, 2004 and November 30, 2003                         5
         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis or Plan of Operation            17

Item 3.  Controls and Procedures                                              23

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    24

Item 2.  Changes in Securities                                                24

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Submission of Matters to a Vote of Security Holders                  24

Item 5.  Other Information                                                    24

Item 6.  Exhibits and Reports on Form 8-K                                     34

SIGNATURES                                                                    37

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURFNET MEDIA GROUP, INC.
BALANCE SHEET (UNAUDITED)
NOVEMBER 30, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $     2,497
Accounts receivable                                                          --
Employee advances                                                        15,629
Prepaids and other                                                       18,250
                                                                    -----------
Total current assets                                                     36,376

Property, plant and equipment                                           139,859
Amortization and depreciation                                           (50,323)
Deposits and other assets                                                52,755
                                                                    -----------
TOTAL ASSETS                                                        $   178,667
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                            $   674,144
Deferred revenue                                                        333,537
Line of credit                                                           20,000
Current portion of notes payable, net of discount of $171,288           182,048
                                                                    -----------
Total current liabilities                                             1,209,729

NOTES PAYABLE, long term portion                                        318,964
                                                                    -----------
TOTAL LIABILITIES                                                     1,528,693

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.0001 par value; 5,000,000
     Shares authorized; 0 shares issued and outstanding                      --
  Common stock, $0.0001 par value;  20,000,000 shares
     authorized; 8,343,172 shares issued and outstanding                    834
Additional paid in capital                                            4,600,432
Stock subscriptions                                                    (402,808)
Deferred stock compensation                                                  --
Accumulated deficit                                                  (3,963,096)
                                                                    -----------
Total stockholders' equity (deficit)                                 (1,350,026)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   178,667
                                                                    ===========

SURFNET MEDIA GROUP, INC.
INCOME STATEMENT (UNAUDITED)

                                         For the         For the         For the         For the
                                       Three months    Nine months     Three months    Nine months
                                          Ended           Ended           Ended           Ended
                                       November 30,    November 30,    November 30,    November 30,
                                           2004            2004            2003            2003
                                       ------------    ------------    ------------    ------------
REVENUES                               $    212,067    $    802,350    $    245,635    $    549,878

COSTS AND EXPENSES:
General & Administrative                    731,872       2,418,696         709,298       1,831,660
Legal expense                                15,692          15,742           2,405          68,605
Depreciation                                 11,143          28,525              --              --
Interest expense                             28,147         153,317           6,429          14,343
Loss on settlement                               --          53,000              --              --
Other income                                 (8,500)       (281,541)             --              --
    Total expenses                          778,354       2,387,739         718,132       1,914,608

Loss from operations                       (566,287)     (1,585,389)       (472,497)     (1,364,730)

Net loss before extraordinary item         (566,287)     (1,585,389)       (472,497)     (1,364,730)

EXTRAORDINARY LOSS
Loss on extinguishment of debt                   --              --              --         935,500
                                       ------------    ------------    ------------    ------------
NET LOSS                               $   (566,287)   $ (1,585,389)   $   (472,497)   $ (2,300,230)
                                       ============    ============    ============    ============

NET LOSS PER SHARE:
BASIC AND DILUTED
Before extraordinary item                     (0.07)          (0.21)          (0.10)          (0.34)
Extraordinary item                             0.00            0.00            0.00           (0.23)
                                       ------------    ------------    ------------    ------------
                                              (0.07)          (0.21)          (0.10)          (0.56)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - basic and diluted           8,082,473       7,463,076       4,620,821       4,073,058

SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the Nine    For the Nine
                                                                          Months ended    Months ended
                                                                          November 30,    November 30,
                                                                              2004            2003
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (1,585,389)   $ (2,300,230)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                                                  28,525          11,791
  Amortization of deferred financing costs                                          --           3,166
  Common stock issued for services                                             369,602         321,959
  Common stock issued in settlements                                           106,750
  Extraordinary loss on debt extinguishment                                         --         985,500
  Common stock issued for loan guarantee                                            --         207,862
  Gain on common stock returned                                               (273,026)             --
  Warrants issued for services                                                 308,705
  Amortization of beneficial conversion feature                                 47,529
Changes in assets and liabilities:
  Accounts receivable                                                               --              --
  Employee advances                                                            (15,629)
  Prepaid expenses                                                               9,998         (12,772)
  Other assets                                                                 (35,210)             --
  Deferred revenue                                                             (73,597)         49,840
  Accounts payable and accrued liabilities                                     384,454         110,961
                                                                          ------------    ------------
NET CASH (USED) IN OPERATING ACTIVITIES                                       (727,288)       (621,923)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                            (47,670)        (43,929)
Disbursements on patent                                                             --         (11,060)
                                                                          ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (47,670)        (54,989)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                       347,000         428,000
Proceeds from line of credit                                                        --          23,136
Proceeds from notes payable                                                    361,500         226,740
Principal payments on notes payable                                             (3,489)        (53,003)
                                                                          ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      705,011         626,873
                                                                          ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (69,947)        (50,039)
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  72,444         111,055

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      2,497    $     61,016
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                 $      2,980    $      3,964
                                                                          ============    ============

   Cash paid for income taxes                                             $         --    $         --
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment under note payable                               $         --    $     23,222
                                                                          ============    ============

Retirement of debt through conversion to common stock                     $         --    $    150,000
                                                                          ============    ============

Common stock issued for services                                          $    369,602    $     60,000
                                                                          ============    ============

Payment of deferred financing costs with common stock                     $         --    $     38,000
                                                                          ============    ============

                                                                          ============    ============
Gain on return of common stock                                            $   (273,026)             --
                                                                          ============    ============

                                                                          ============    ============
Warrants issued for services                                              $    308,705              --
                                                                          ============    ============

Amortization of beneficial conversion feature                             $     47,529              --
                                                                          ============    ============

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended November 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 28, 2004 and Form 8-K disclosing the acquisition of SurfNet Media Group, Inc., an Arizona corporation, described in more detail below.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of approximately $1,350,000 at November 30, 2004. The Company anticipates continuing losses for a period of time required to implement its planned operations and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan.

The Company is attempting to secure venture capital and/or other financing. It currently has capital commitments from four investors. The first commitment is for $1,000,000, of which amount $845,000 was funded as of November 30, 2004. The second commitment is for $173,333, of which amount $98,333 was funded as of November 30, 2004. The third commitment is for $160,000, of which amount $100,000 was funded as of November 30, 2004. The fourth commitment is for $86,667, of which amount $49,167 was funded as of November 30, 2004. However, there is no assurance that the Company will be able to secure the remaining balance under the aforementioned commitments and/or overcome various other contingencies incident to the business combination. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of November 30, 2004 there were potentially dilutive securities outstanding consisting of warrants to third parties for the issuance of 1,905,704 shares of the Company's common stock, options to employees and directors for the issuance of 327,500 shares of the Company's common stock and debt to third parties convertible to 2,035,447 shares of the Company's common stock. However, the computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants, options and convertible debt would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, and obligations under accounts payable, accrued expenses and notes payable. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of the notes payable to individuals approximates fair value after discounting those notes as required for the convertible instruments involved. The notes payable to related parties cannot be determined because of the related party nature of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from two to three years. Depreciation expense was $11,143 and $28,525 for the three and nine month periods ended November 30, 2004, respectively.

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

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at November 30, 2004:

Bank line of credit, maximum limit of $70,000, interest at
prime plus 3.75%, 7.75% at November 30, 2004.                        $   20,000

Convertible note payable, original face amount of $100,000,
original maturity date of March 1, 2003, interest at 8% per
annum, convertible at $1 per share, 100,000 warrants at $1.00
per share.                                                              100,000

Convertible notes payable, original face amount of $100,000
each, original maturity date of October 23, 2010 and November
14, 2003, respectively, interest at 10% per annum, convertible
at $0.65 per share.                                                     200,000

Bank note payable; note has an original face amount of $16,562 and bears interest at 7% per annum. The note is collateralized by equipment. Monthly principal and interest payments of $513
are payable through September 5, 2006                                    10,800

Convertible notes payable to a related party, Original face
amount of $40,000, original maturity date of July 30, 2006,
interest at 10% per annum, convertible at $0.60 per share.               40,000

Convertible notes payable to a related party, Original face
amount of $37,000, original maturity date of August 5, 2006,
interest at 10% per annum, convertible at $0.60 per share.               37,000

Convertible notes payable to a related party, Original face
amount of $37,000, original maturity date of August 25, 2006,
interest at 10% per annum, convertible at $0.60 per share.               37,000

Convertible notes payable, original face amount of $35,000,
original maturity date of August 17, 2005, interest at 18% per
annum, convertible at $0.17 per share.                                   35,000

Convertible notes payable, original face amount of $35,000,
original maturity date of October 1, 2005, interest at 18% per
annum, convertible at $0.17 per share.                                   35,000

Convertible notes payable, original face amount of $23,333,
original maturity date of October 30, 2005, interest at 18% per
annum, convertible at $0.17 per share.                                   23,333

Convertible notes payable, original face amount of $11,667,
original maturity date of October 30, 2005, interest at 18% per
annum, convertible at $0.17 per share.                                   11,667

Convertible notes payable, original Face amount of $15,000,
original Maturity date of October 6, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   15,000

Convertible notes payable, original Face amount of $25,000,
original Maturity date of October 30, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   25,000

Convertible notes payable, original Face amount of $12,500,
original Maturity date of October 30, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   12,500

Convertible notes payable, original Face amount of $15,000,
original Maturity date of October 6, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   15,000

Convertible notes payable, original Face amount of $25,000,
original Maturity date of October 30, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   25,000

Convertible notes payable, original Face amount of $12,500,
original Maturity date of October 30, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   12,500

Convertible notes payable, original Face amount of $25,000,
original Maturity date of October 30, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   25,000

Convertible notes payable, original Face amount of $12,500,
original Maturity date of October 30, 2005, interest At 18% per
annum, convertible at $0.17 per share.                                   12,500
                                                                     ----------

                       Total notes payable                              692,300

                       Less debt discount                              (171,288)

                       Less current portion                            (202,048)
                                                                     ----------

                       Long term portion                                318,964
                                                                     ==========

During the quarter ended November 30, 2004, the Company entered into eight convertible notes payable with a combined face value of $142,500. The beneficial conversion features of these notes were valued at $113,817 and are being amortized over the life of the notes.

NOTE 4 - COMMON STOCK

The Company declared a 1 for 10 reverse stock split June 6, 2003. All share amounts have been retroactively restated for all periods presented.

As discussed in Note 1, SurfNet entered into a merger agreement with the Company on May 23, 2003. The effective date of the merger was June 6, 2003. The merger agreement called for the Company to issue up to 3,500,000 shares of its common stock for all of the issued and outstanding shares of SurfNet. As of February 29, 2004, the Company had issued 3,161,709 shares in connection with the merger and reserved another 360,000 shares for potential issuances associated with warrants and convertible debt of SurfNet prior to the merger. Contemporaneously with the merger, the Company entered into a stock purchase agreement with a third party for the sale of 1,900,000 shares of its common stock for $1,000,000. There are numerous contingencies in the agreement that affect the timing and amount of funding. Those contingencies relate primarily to the Company meeting certain operating milestones. The Agreement also provides for warrants to purchase 500,000 shares of the Company's common stock at $1.00. As of November 30, 2004, the investor has funded $845,000 of the $1,000,000 commitment. In addition, as described in Note5, the parties entered into an agreement whereby the third party agreed to assume a guarantee on $162,500 of debt owed by former members of SurfNet's management in return for the issuance of 625,000 shares of the Company's common stock and other consideration received from the other parties.

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

Warrants outstanding at November 30, 2004 consisted of the following:

      Date of Expiration          Number of Warrants      Exercise Price

      June 21, 2005                          100,000              $ 1.00
      February 15, 2006                        2,000              $10.00
      February 15, 2006                        2,080              $10.00
      February 15, 2006                        2,960              $10.00
      February 15, 2006                        2,960              $10.00
      June 1, 2007                            75,000              $ 2.00
      February 1, 2008                       150,000                $.50
      June 6, 2008                           500,000              $ 1.00
      March 17, 2009                         300,000 *            $ 1.75
      July 30, 2009                           51,470                $.60
      July 30, 2009                           17,157                $.60
      July 30, 2009                           34,314                $.60
      August 17, 2009                         51,471                $.60
      August 25, 2009                        207,000                $.43
      September 9, 2009                       18,383                $.60
      September 9, 2009                       36,765                $.60
      October 6, 2009                         22,059                $.60
      October 12, 2009                        18,383                $.60
      October 12, 2009                        36,765                $.60
      November 1, 2009                        22,059                $.60
      November 5, 2009                        18,383                $.60
      November 5, 2009                        36,765                $.60
      January 1, 2010                         50,000 +              $.50
      January 1, 2010                         50,000 +              $.50
      January 1, 2010                         50,000 +            $ 1.00
      January 1, 2010                         50,000 +            $ 1.50
                                  ------------------
                           Total:          1,905,974

----------
* Vests at the rate of 25,000 shares per quarter beginning May 31, 2004 subject to the continuances of a Consulting Agreement dated March 17, 2004.

+ Vests at the rate of 16,666.66 shares per quarter beginning November 1, 2004 subject to the continuance of a Consulting Agreement dated October 1, 2004.

The Company maintains two stock incentive plans. The 2002 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. From inception through November 30, 2004, the Company has issued 381,129 shares of common stock and no stock options under this Plan.

In March 2004, the Company adopted the 2004 Stock Plan pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive shares of Common Stock, incentive stock options as well as non-qualified stock options and stock appreciation rights. The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of the Company. A total of 2,000,000 shares are reserved for issuance under the Stock Plan. Since adoption of the Stock Plan, an aggregate of 354,500 options have been granted to employees of the Company, of which 37,000 options have lapsed and, as of November 30, 2004, 317,500 options remain outstanding. In addition, as of November 30, 2004, an option to purchase 10,000 shares of the Company had been issued to an outside director. In July 2004, the Company filed a registration statement on Form S-8 to register shares issued pursuant to the Stock Plan. As of November 30, 2004, the Company has issued 1,100,000 shares under the Stock Plan.

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

On September 1, 2004, the Company entered into a settlement agreement with a former officer. The agreement provided for the issuance of 180,000 shares of the Company's common stock to settle the former officer's claim related to an alleged breach of the separation agreement the former officer had with the Company. The fair market value of the shares was $63,000. These shares were issued in the three months ended November 30, 2004.

On September 9, 2004, the Company entered into a settlement agreement with a third party that induced two former employees of the Company to breach their confidentiality obligations to the Company. The agreement required the third party to cease and desist from further unfair competition and pay the Company $10,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

OVERVIEW

We are an Internet media company and originator of the pioneering online VoiceAmerica(TM) Broadcast Network (www.voiceamerica.com). Our objective is to capitalize upon the phenomenal growth of Internet online listening, personal mobile devices and advertising by becoming a leader in the creation, aggregation and delivery of online entertainment content via 21st century digital devices (laptops, MP3 players, PDAs, smart phones) to affinity groups and other targeted communities around the world.

We produce a variety of original, live, Internet talk radio programming through our original channel, VoiceAmerica (www.voice.voiceamerica.com). We have recently launched two new branded channels to provide genre-based content -- VoiceAmerica(TM) Business (www.business.voiceamerica.com) and VoiceAmerica(TM) Health and Wellness (www.business.voiceamerica.com). Our plans also include creating private label, genre-based channels for well-known consumer brands and other enterprises in high value, opportunistic markets.

We own proprietary HTML container technology, including a patent for adding rich media content directly to web sites, desktops and portable devices in seconds without downloading and instantly modifying web content from a single control point; we have also licensed a patented business process allowing brand marketers to place television commercials directly onto active web site without diminishing the web site experience, and track impressions, clicks, and acquisitions by geography, category, sub-category, and individual web site . The technology, which can be distributed through email or other dynamic links, incorporates off the shelf technology that embeds a unique icon on a user's digital device display which, with the press of a button, launches innovative "mini-portals" based on our proprietary container technology to the corner of the user's screen. This transforms virtually any web site into a broadcast portal for the syndication of online content. Through the mini-portal, consumers access a content mix that might include: (i) live radio shows; (ii) other VOICEAMERICA(TM) channels; (iii) on-demand libraries; (iv) links to websites , blogs and communities; (v) video theater webcasts; (vi) MP3 download; (vii) additional features and functions (e.g., branded Internet search bar; branded on-line local yellow pages search capability; national news feeds; and (viii) email. Our goal is to utilize this technology to deliver online media content to targeted Internet communities and affinity groups.

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

HOW WE GENERATE REVENUE

Our original business model is a brokered, fee-for-service program borrowed from terrestrial radio in which our hosts pay directly for broadcast time or sell their own sponsorships. During the year ended February 28, 2004, we derived most of our net revenues using this revenue model. Although the Company is adopting additional, new revenue models, during the nine month period ended November 30, 2004, almost all of our net revenues were derived using this revenue model.

RESULTS OF OPERATIONS

The discussion of the results of operations compares the three months ended November 30, 2004 with the three months ended November 30, 2003, and the nine months ended November 30, 2004 with the nine months ended November 30, 2003.

REVENUES

Revenues for the three months ended November 30, 2004 are approximately $212,000, a decrease of 14% from the approximately $246,000 reported for the same period of the prior year. We attribute this revenue decrease primarily to a shift of focus resulting from the testing and launching of the since discontinued Renegade-brand business operation and customer dislocations resulting from an extended conversion to a new content management system software. Revenues for the nine months ended November 30, 2004 are approximately $802,000, an increase of 46% from the approximately $550,000 reported for the same period of the prior year. We attribute this revenue increase primarily to an increase in the number of programs offered on the VoiceAmerica Network, and the fees we charge to produce the programs. At November 30, 2004, we delivered, through the VoiceAmerica(TM) Network, approximately 100 hours of live programs and scheduled replays weekly.

NET LOSS

The net loss attributable to common stockholders for the three months ended November 30, 2004 is approximately $567,000, compared to approximately $472,000 for the corresponding 2003 period. The net loss attributable to common stockholders for the nine months ended November 30, 2004 is approximately $1,585,000 compared to approximately $2,300,000 for the corresponding 2003 period. The net loss for the nine months ended November 30, 2004 includes $560,000 in non-cash, stock-based expenses and settlements. The net loss for the corresponding 2003 period includes non-cash, stock-based expenses and loss on extinguishment of debt of $1,515,000. Excluding non-cash, stock-based expenses, settlements and loss on extinguishment of debt, the net loss attributable to common stockholders for the 2004 period is $1,026,000 compared to $785,000 during the comparable 2003 period.

The effect of excluding from net loss attributable to common stockholders for the 2004 period non-cash, stock-based expenses and loss from extinguishment of debt is reflected below:

                                                          For the Nine           For the Nine
                                                          Months Ended           Months Ended
                                                       November 30, 2004      November 30, 2003
Net Loss                                                  $(1,585,389)           $(2,300,230)
Common stock issued for services and settlement               476,352                321,959
Extraordinary loss on debt extinguishment                          --                985,500
Common stock issued for loan guarantee                             --                207,862
Gain on common stock returned                                (273,026)                    --
Warrants issued for services                                  308,705                     --
Amortization of beneficial conversion features                 47,529                     --
Net Loss (excluding non-cash, stock-based
expenses and loss from extinguishment of debt)             (1,025,829)              (784,909)
Net Loss Per Share:
Before excluding non-cash, stock-based expenses
and loss from extinguishment of debt                            (0.21)                 (0.56)
Non-cash, stock-based expenses and loss from
extinguishment of debt                                          (0.07)                 (0.37)
After excluding non-cash, stock-based expenses
and loss from extinguishment of debt                      $     (0.14)           $     (0.19)
Weighted average number of shares outstanding -
basic and diluted                                           7,463,076              4,073,058

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

Research and development expenses consist primarily of salaries, related personnel expenses and consultant fees for the design, development, testing and enhancement of the Company's products and services, our proprietary HTML container technology and proprietary back-end systems. The Company expenses all research and development costs as incurred.

General and administrative expenses are approximately $732,000 for the three months ended November 30, 2004, an increase of 3% compared to the approximately $709,000 for the comparable 2003 period. General and administrative expenses are approximately $2,400,000 for the nine months ended November 30, 2004, an increase of 31% over the $1,832,000 for the comparable 2003 period. General and administrative expenses for the nine months ended November 30, 2004 includes non-cash, stock-based expenses for services, warrants for services and beneficial conversion feature. The net loss for the comparable 2003 period includes non-cash, stock-based expenses for services and for a loan guarantee. When these non-cash items are excluded, general and administrative expenses for the nine months ended November 30, 2004 total $1,859,000, an increase of 254% over the $1,302,000 for the comparable 2003 period.

The effect of excluding from general and administrative expenses for the nine months ended November 30, 2003 non-cash, stock-based expenses is reflected below:

                                                     For the Nine           For the Nine
                                                     Months Ended           Months Ended
                                                  November 30, 2004      November 30, 2003
General and administrative                           $ 2,418,696            $ 1,831,660
Common stock issued for services                         476,352                321,959
Common stock issued for loan guarantee                        --                207,862
Warrants issued for services                             308,705                     --
Gain on common stock returned                           (273,026)                    --
Amortization of beneficial conversion feature             47,529                     --
General and administrative (excluding
non-cash, stock-based expenses)                      $ 1,859,136            $ 1,301,839

Excluding non-cash, stock-based expenses which fall into the general and administrative expenses category, the increase in general and administrative expenses from $1,302,000 to $1,859,000 for the nine months ended November 30, 2004 as compared to the comparable 2003 period is attributable to several factors. These include (i) additional sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and infrastructure; (ii) increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses; and
(iii) increased personnel expenses related to additional full-time software engineering staff required for the functional enhancement of existing products and services, our HTML container technology and proprietary backend systems. The increase in general and administrative expenses from $709,000 to $732,000 for the three months ended November 30, 2004 as compared to the same period of the prior year result from the same factors.

LEGAL EXPENSE

Legal expense for the three months ended November 30, 2004 is approximately $16,000, an increase of 700% from the $2,000 for the comparable 2003 period. Legal expenses for the nine month period ended November 30, 2004 is approximately $16,000, a decrease of 77% from the approximately $69,000 expended for the same period in 2003. The increase in legal expenses for the comparable three month period results from prosecution of a lawsuit against two of our former employees who misappropriated trade secret information. The decrease in legal expenses for the comparable nine month periods is associated directly with the merger in 2003.

INTEREST EXPENSE

Interest expense is approximately $28,000 for the three months ended November 30, 2004 compared to approximately $6,000 for the comparable 2003 period, an increase of 367%. Interest expense for the nine month period ended November 30, 2004 is approximately $153,000, an increase of 993% from the approximately $14,000 for the comparable 2003 period. For both periods, the increase is primarily due to an increase in outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended November 30, 2003, the Company's operating and capital requirements exceeded cash flows from operations. During the 2004 period, the Company used net cash in operating activities of approximately $727,000, versus net cash in operating activities of approximately $622,000 for the comparable 2003 period. The Company funded net cash used during the 2004 period with investments of $705,000 from stockholders and loans from third parties, deferred revenue, and increases in accounts payable. The increase in cash used in operating activities was primarily due to infrastructure expansion.

Net cash used in investing activities was approximately $48,000 for the nine months ended November 30, 2004 and approximately $55,000 for the nine months November 30, 2003. The decrease in cash used in investing activities was primarily due to an acceleration in 2004 expenditures for computers and other equipment to support an increasing sales effort.

As of November 30, 2004, the Company has no material commitments other than notes payable in the principal amount of $521,000 and obligations under its operating and capital leases. Future capital requirements will depend upon many factors, including the timing of research and product development efforts and the expansion of the Company's sales, advertising and marketing efforts. The Company expects to continue to expend significant amounts on expansion of facility infrastructure, ongoing research and development, computer and related network equipment, and personnel.

From the date of the merger through November 30, 2004, the Company received capital commitments of $2,005,020, subject to certain contingencies, from investors. Of that amount $1,677,520 was funded as of November 30, 2004. The Company does not believe that its cash, cash equivalents and short-term investment balances, together with the proceeds due from the aforementioned capital commitments, will be sufficient to satisfy its cash requirements for the next 12 months. The Company is actively seeking additional financing.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing. Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $1,470,000 deferred income tax asset of which $731,000 relates to net operating loss carry forwards at February 29, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In accordance with guidance recently issued by the SEC, the Company has submitted the certifications of its Chief Executive Officer and Chief Financial Officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit
32.8 accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

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

ITEM 3. CONTROLS AND PROCEDURES

We evaluated the design and operation of our disclosure controls and procedures as of November 30, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms despite the material weaknesses identified by our independent registered public accountants identified below. No significant changes were made during the quarter ended September 30, 2004 to our internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

On February 4, 2005, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified material weaknesses regarding the Company's internal controls. The material weaknesses noted was the lack of sufficient control over the process by which common stock and debt transactions are recorded, cut-off and accrual procedures for the recording of expenses. Management of the Company has informed the Audit Committee that it is in the process of changing procedures to correct these weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On September 10, 2004, we issued 180,000 shares of Common Stock to a former officer in settlement of the former officer's claim related to an alleged breach of the separation agreement we entered into with the former officer based upon a value of $.24 per share.

On September 14, 2004, we issued 25,000 shares of Common Stock to a former officer as a severance benefit based upon a value of $.22 per share.

On October 28, 2004, we issued 125,000 shares of Common Stock to a consultant for services rendered based upon a value of $.20 per share.

On November 5, 2004, we issued 50,000 shares of Common Stock to an employee for services rendered based upon a value of $.15 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

TERMINATION OF AGREEMENT

On February 1, 2005, we terminated the Letter Agreement with Mellon Research, Inc. dated December 9, 2004.

RISK OF INVESTING IN OUR COMMON STOCK

You should consider the following risk factors in evaluating us, our business and an investment in our common stock. Any of the following risks, as well as other risks and uncertainties, could seriously harm our business and financial results and cause the value of our common stock to decline, which in turn could cause you to lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our auditors report dated May 26, 2004 indicates there is substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependent upon our obtaining additional financing for our operations. Without additional funding we could be only partially successful in implementing our business plan, or, in a worst-case scenario, we would be out of business entirely. Therefore, stockholders are accepting a high probability of losing their investment.

WE CANNOT ASSURE YOU THAT WE WILL BECOME PROFITABLE SINCE WE HAVE A LIMITED OPERATING HISTORY AND PLAN TO INCREASE OUR EXPENSES TO DEVELOP OUR BUSINESS.

Our limited operating history and the uncertainty of the market in which we operate, make any prediction of our future results of operations difficult or impossible. We expect to considerably increase our operating expenses in the future, particularly expenses in licensing and developing technology, payroll, sales and marketing and general corporate expenses. You may lose all or substantially all of your investment if we are unable to generate a profit.

WE NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS UNTIL WE ARE ABLE TO GENERATE A PROFIT.

We do not expect that our revenue will cover our expenses during the next year. As a result, we expect to incur significant losses and expect that will require us to raise additional capital. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below the offering price. Our inability to raise capital could require us to significantly curtail our operations.

WE MAY HAVE TO CEASE OUR OPERATIONS IF WE LOSE ANY OF OUR TWO KEY OFFICERS.

Messrs. Arkin and Schedeler originated our business plan, and we continue to be dependent on their efforts to oversee our operations, financing and sales and marketing efforts. If we lose any of their services and cannot find suitable replacements, we may have to cease operations. Our officers and employees have not entered into employment contracts with us and we do not have insurance covering their lives. The success of our company is entirely dependent on their efforts.

WE FACE SIGNIFICANT COMPETITION FROM LARGE INTERNET COMPANIES, SATELLITE RADIO COMPANIES, SMALL, INTERNET TALK RADIO COMPANIES AND TERRESTRIAL RADIO COMPANIES.

Most of these companies have more employees than we do, significantly more cash resources than we do, and longer operating histories and more established relationships with customers. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and customers.

OUR OPERATING RESULTS MAY FLUCTUATE.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

      o     Our ability to compete effectively.

      o     Our ability to continue to attract customers

      o     The level of use of the Internet to find information.

      o     Our ability to attract advertisers and sponsors.

      o The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure.

      o     Our focus on long term goals over short-term results.

      o     The results of our investments in risky projects.

      o General economic conditions and those economic conditions specific to the Internet and Internet advertising.

      o Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

      o     The success of our geographical and product expansion.

      o     Our ability to attract, motivate and retain top-quality employees.

      o Our ability to upgrade and develop our systems, infrastructure and products.

      o     Our ability to protect our intellectual property rights.

      o     Our ability to successfully integrate and manage our acquisitions.

      o     Geopolitical events such as war, threat of war or terrorist actions.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising. This was followed by a lengthy downturn in ad spending on the web.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance. Quarterly and annual expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in future quarters may fall below expectations, which could cause our stock price to fall.

IF WE DO NOT CONTINUE TO INNOVATE AND PROVIDE PRODUCTS AND SERVICES THAT ARE USEFUL TO USERS, WE MAY NOT REMAIN COMPETITIVE, AND OUR REVENUES AND OPERATING RESULTS COULD SUFFER.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, customers and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users, customers and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market.

WE EXPECT TO GENERATE A SIGNIFICANT PERCENTAGE OF OUR REVENUES FROM ADVERTISING, AND OUR INABILITY TO ACHIEVE THIS GOAL OR THE REDUCTION IN SPENDING BY OR LOSS OF ADVERTISERS COULD SERIOUSLY HARM US.

Advertisers can generally terminate their contracts any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our net revenues and business.

IF WE FAIL TO MANAGE OUR ANTICIPATED GROWTH, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

If we do not effectively manage our anticipated growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, THIS WOULD HARM US AND THE TRADING PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Our patent, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We seek to obtain patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

WE ARE, AND MAY IN THE FUTURE BE, SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES MAY BE AFFECTED BY A VARIETY OF U.S. AND FOREIGN LAWS.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by our users. If one of these complaints results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

The application to us of existing laws regulating or requiring licenses for certain businesses of our potential advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our users, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

WE HAVE A SHORT OPERATING HISTORY AND A RELATIVELY NEW BUSINESS MODEL IN AN EMERGING AND RAPIDLY EVOLVING MARKET. THIS MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND MAY INCREASE THE RISK OF YOUR INVESTMENT.

We have very little operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

WE MAY HAVE DIFFICULTY SCALING AND ADAPTING OUR EXISTING ARCHITECTURE TO ACCOMMODATE INCREASED TRAFFIC AND TECHNOLOGY ADVANCES OR CHANGING BUSINESS REQUIREMENTS.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

PROBLEMS WITH BANDWIDTH PROVIDERS, DATA CENTERS OR OTHER THIRD PARTIES COULD HARM US.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, we would have to rely on back-up generators which we have yet to purchase. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage. This could result in a disruption of our business.

SYSTEM FAILURES COULD HARM US.

Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. Our data center is also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data center could result in lengthy interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable.

We have experienced system failures in the past and may in the future. Any unscheduled interruption in our service puts a burden on our entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures on our web sites, our reputation and brand could be permanently harmed.

MORE INDIVIDUALS ARE USING NON-PC DEVICES TO ACCESS THE INTERNET, AND VERSIONS OF OUR WEB SEARCH TECHNOLOGY DEVELOPED FOR THESE DEVICES MAY NOT BE WIDELY ADOPTED BY USERS OF THESE DEVICES.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices difficult. If we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services.

IF WE ACCOUNT FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD, IT COULD SIGNIFICANTLY INCREASE OUR NET LOSS.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges.

IT HAS BEEN AND MAY CONTINUE TO BE EXPENSIVE TO OBTAIN AND MAINTAIN INSURANCE.

In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted.

ACQUISITIONS COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES.

We do not have a great deal of experience acquiring companies. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

      o The need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies.

      o Diversion of management time and focus from operating our business to acquisition integration challenges.

      o Cultural challenges associated with integrating employees from the acquired company into our organization.

      o     Retaining employees from the businesses we acquire.

      o The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management.

WE OCCASIONALLY BECOME SUBJECT TO COMMERCIAL DISPUTES THAT COULD HARM US.

From time to time we are engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business.

WE HAVE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

OUR BUSINESS DEPENDS ON THE GROWTH AND MAINTENANCE OF THE INTERNET
INFRASTRUCTURE.

Our success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

RISKS RELATED TO THE PURCHASE AND SALE OF OUR COMMON STOCK

OUR STOCK PRICE IS VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

      o Quarterly variations in our results of operations or those of our competitors.

      o Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

      o     Disruption to our operations.

      o The emergence of new sales channels in which we are unable to compete effectively.

      o Our ability to develop and market new and enhanced products on a timely basis.

      o     Commencement of, or our involvement in, litigation.

      o     Any major change in our board or management.

      o Changes in governmental regulations or in the status of our regulatory approvals.

      o Changes in earnings estimates or recommendations by securities analysts.

      o General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Such fluctuations may be even more pronounced in the trading market shortly following this offering. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

PROVISIONS UNDER DELAWARE LAW COULD DISCOURAGE A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

WE MAY NOT BE SUCCESSFUL IN MEETING THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with the 2004 Annual Report, for management to report on the Company's internal controls over financial reporting and for our independent public accountants to attest to this report. The Company expects to continue to devote substantial time and incur substantial costs during 2005 to ensure compliance. There can be no assurance that we will be successful in complying with Section 404. Failure to do so could result in the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

SINCE THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL ANY OF THE SHARES YOU PURCHASE OR MAY HAVE TO SELL YOUR SHARES AT A SUBSTANTIALLY REDUCED PRICE.

Our common stock trades on the Nasdaq Over-the-Counter Bulletin Board Trading System. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
NUMBER      DOCUMENT

4.57        Settlement Agreement with Pamela Thompson dated September 1, 2004

4.58        Warrant Agreement with Beryl Zyskind dated September 9, 2004

4.59        Warrant Agreement with Joel Gold dated September 9, 2004

4.60        Convertible Promissory Note to Beryl Zyskind dated September 9, 2004

4.61        Convertible Promissory Note to Joel Gold dated September 9, 2004

4.62        Warrant Agreement with Kelly Black dated October 1, 2004

4.63        Warrant Agreement with Kelly Black dated October 1, 2004

4.64        Warrant Agreement with Kelly Black dated October 1, 2004

4.65        Warrant Agreement with Kelly Black dated October 1, 2004

4.66        Convertible Promissory Note to Trinity Bui dated October 6, 2004

4.67        Warrant Agreement with Trinity Bui dated October 6, 2004

4.68        Warrant Agreement with Beryl Zyskind dated October 12, 2004

4.69        Warrant Agreement with Joel Gold dated October 12, 2004

4.70        Convertible Promissory Note to Beryl Zyskind dated October 12, 2004

4.71        Convertible Promissory Note to Joel Gold dated October 12, 2004

4.72        Convertible Promissory Note to Trinity Bui dated November 1, 2004

4.73        Warrant Agreement with Trinity Bui dated November 1, 2004

4.74        Warrant Agreement with Beryl Zyskind dated November 5, 2004

4.75        Warrant Agreement with Joel Gold dated November 5, 2004

4.76        Convertible Promissory Note to Beryl Zyskind dated November 5, 2004

4.77        Convertible Promissory Note to Joel Gold dated November 5, 2004

10.40       Services Agreement with Kelly Black dated October 1, 2004

10.41 Amendment No. 1 to Consulting Agreement with Stephen Happas dated October 26,2004

31.11 Certification of Chairman and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated February 7, 2005

32.8 Certification of Chairman and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated February 7,2005

99.25       Press Release dated October 20, 2004

99.26       Press Release dated October 21, 2004

99.27       Press Release dated October 25, 2004

99.28       Press Release dated October 29, 2004

99.29       Press Release dated November 4, 2004

99.30       Press Release dated November 5, 2004

99.31       Press Release dated November 12, 2004

99.32       Press Release dated November 23, 2004

99.33       Press Release dated November 29, 2004

99.34       Press Release dated December 2, 2004

99.35       Press Release dated December 9, 2004

99.36       Press Release dated December 16, 2004

99.37       Press Release dated December 22, 2004

99.38       Press Release dated December 23, 2004

99.39       Press Release dated December 28, 2004

99.40       Press Release dated December 29, 2004

99.41       Press Release dated December 30, 2004

99.42       Press Release dated January 5, 2005

99.43       Press Release dated January 7, 2005

99.44       Press Release dated January 7, 2005

99.45       Press Release dated January 11, 2005

99.46       Press Release dated January 11, 2005

99.47       Press Release dated January 13, 2005

99.48       Press Release dated January 19, 2005

99.49       Press Release dated January 19, 2005

99.50       Press Release dated January 26, 2005

99.51       Press Release dated February 1, 2005

99.52       Press Release dated February 2, 2005

99.53       Press Release dated February 4, 2005


REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurfNet Media Group, Inc. ("Registrant")


By:         /s/ Robert D. Arkin
            ------------------------------------
            Robert D. Arkin
            Chairman and Chief Financial Officer
            Principal Executive, Financial and Accounting Officer

Date:       February 7, 2005