Form 10KSB
period 2005-02-28
SURFNET MEDIA GROUP INC
filed 2005-07-01
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 2005

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ____________________to ____________________

                        COMMISSION FILE NUMBER 333-57818


                            SURFNET MEDIA GROUP, INC.
                 (Name of small business issuer in its charter)


          DELAWARE                                           58-2504254
   (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                       Identification No.)


                         2801 SOUTH FAIR LANE, SUITE 101
                            TEMPE, ARIZONA 85282-3162
          (Address of principal executive offices, including zip code)

                                 (602) 426-7200
                           (Issuer's telephone number)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]


State issuer's revenues for fiscal 2005: $966,599.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $2,542,000 (computed using the the last quoted sale price of the Common Stock on June 29, 2005 on the Over the Counter Bulletin Board).


The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, on June 30, 2005 was 10,562,889.


                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.


Transitional Small Business Disclosure Format (Check one): [  ] Yes [ x ] No

                            SURFNET MEDIA GROUP, INC.
                 FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28,2005

                                TABLE OF CONTENTS


PART I

Item 1.      Description of Business                                           3
Item 2.      Description of Property                                          21
Item 3.      Legal Proceedings                                                21
Item 4.      Submission of Matters to a Vote of Security Holders              21

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters         21
Item 6.      Management's Discussion and Analysis or Plan of Operation        22
Item 7.      Financial Statements                                             27
Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         46
Item 8A.     Controls and Procedures                                          47
Item 8B.     Other Information                                                48

PART III

Item 9.      Directors, Executive Officers, Promoters
                and Control Persons; Compliance with Section 16(a)
                of the Exchange Act                                           48
Item 10.     Executive Compensation                                           52
Item 11.     Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                55
Item 12.     Certain Relationships and Related Transactions                   56
Item 13.     Exhibits, List and Reports on Form 8-K                           58
Item 14.     Principal Accountant Fees and Services                           83

SIGNATURES                                                                    84

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY

SurfNet Media Group (HTTP://WWW.SURFNETMEDIA.COM), founded in 1999, is an online broadcast media company bringing focused entertainment and information content to targeted online communities worldwide. We are a leading producer and distributor of online, talk radio programs offered live and prerecorded on-demand. We have also begun producing and distributing specialized online video content. We stream over 144 hours of live, syndicated and encore programming weekly to targeted audiences on our VoiceAmerica(TM) Network (HTTP://WWW.VOICEAMERICA.COM) through our flagship VoiceAmerica(TM) Channel (HTTP://WWW.VOICE.VOICEAMERICA.COM), VoiceAmerica(TM) Business Channel (HTTP://WWW.BUSINESS.VOICEAMERICA.COM) and VoiceAmerica(TM) Health & Wellness ChannEL (HTTP://WWW.HEALTH.VOICEAMERICA.COM). In addition, we have a content library consisting of approximately 1,700 hours of prerecorded talk radio programming deriving from current shows broadcasting on the VoiceAmerica Network that is available for listening on-demand.

PROPRIETARY TECHNOLOGY

We own proprietary container technology, including a patent for adding streaming media content directly to web sites, desktops and portable devices without downloading and instantly modifying web content across multiple locations and auto-refreshing from a single control point. The technology, which can be distributed through email or other dynamic links, embeds a unique icon on a user's digital device display which, with the press of a button, launches the mini-portal to the corner of the user's screen. We have also licensed and enhanced a proprietary content management system, e-commerce procurement system and digital rights management and delivery platform. The digital rights management and delivery platform manages secure audio and video signals over wireless mesh networks; allows content providers to syndicate audio and video content to third-party internet sites; and provides streaming enterprise collaboration and reporting tools for online meeting, event management, corporate communications and distance learning. We believe that this technology is an important factor in differentiating us from competitors.

DISTRIBUTION CHANNELS

Using our technology as a platform, we believe we can develop a next-generation distribution model for syndication of online content that will provide a further basis of differentiation from our competitors. Through our patented Metaphor(TM) technology, we are creating broadcast portals that are easily launched to a personal computer or portable device, such as a smart phone, using a desktop icon. Once launched, the portal broadcasts and syndicates focused programming and other products and services to targeted audiences. This allows us the opportunity to provide additional community-building features and functions in addition to talk radio and video content. Examples of these include specialized prerecorded and on-demand libraries, webcasts, MP3 downloads, ecommerce, email, community links, blogs and podcasting. Our future intention is to distribute content that we produce ourselves and that is produced by third parties to reach vertical markets we want to serve.

REVENUES

During fiscal 2005, we derived most of our net revenues from production fees directly paid by our talk show hosts or their media sponsors. In fiscal 2006, we expect to derive additional revenue from e-commerce opportunities created through our new market basket technology and fees for production of programs utilizing our Metaphor technology for business applications and other vertical community groups. Our strategy is to target recognized celebrity and brand leaders in specific markets, leveraging their public appeal and customer relationships to build new online distribution channels with multiple points of internet access for the delivery of targeted online content.

AUDIENCE

We measure audience size through total time listening minutes ("TTLM"). TTLM represents the aggregate number of minutes for which listeners access our programs. For the four months ended May 2005, TTLM was as follows:

                        LIVE          PRERECORDED AND ON-DEMAND        TOTAL

    February          1,175,542              446,444                 1,621,987
    March             1,627,274              471,846                 2,099,120
    April             1,540,958              387,976                 1,978,934
    May               1,622,897              456,556                 2,079,403

The geographical breadth of listeners that we can reach through internet radio is reflected in the TTLM statistics that follow.

For the four months ended May 2005, our live listeners were from the following countries:

                           U.S.          CANADA            CHINA        OTHER

    February             85.95%           1.27%            1.86%        9.92%
    March                85.46%           2.22%            4.41%        7.91%
    April                66.56%           4.05%            2.88%       26.51%
    May                  65.24%           4.21%            2.51%       28.04%

For the four months ended May 2005, our prerecorded and on-demand listeners were from the following countries:

                              U.S.          CANADA              OTHER

    February                77.69%           3.91%             18.40%
    March                   83.74%           5.23%             11.03%
    April                   68.82%          21.14%             10.04%
    May                     29.13%           3.42%             67.45%

For the four months ended May 2005, in the United States, listeners hailed from the following states:

Live:
                      CALIFORNIA       NEW YORK       NEW JERSEY          OTHER

February                  26.97%         12.24%            6.54%         54.25%
March                     28.80%         11.93%            6.19%         53.08%
April                      8.43%         18.85%           11.24%         61.48%
May                        7.58%         19.23%           11.09%         62.10%

Prerecorded and
on-demand:
                        CALIFORNIA     NEW YORK       NEW JERSEY        OTHER

February                    15.49%       23.13%           10.35%       51.03%
March                       15.69%       19.25%           10.12%       54.94%
April                       68.76%        7.88%            1.84%       25.92%
May                         12.01%       11.84%            7.57%       68.56%


CORPORATE INFORMATION

Our principal executive office is located at 2801 South Fair Lane, Suite 101, Tempe, Arizona 85282-3162, and our telephone number is (602) 426-7200. We incorporated in Delaware in March 2000. On February 28, 2001, we filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission on Form SB-2 for a self-underwritten public offering that was declared effective on July 10, 2001. On January 30, 2002, our common stock began trading on the OTC Bulletin Board(R) Service.

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

On January 29, 2004, the Standard and Poor's Editorial Board approved us for a complete corporate listing in Standard & Poor's Standard Corporation Records and published our initial description in the S&P Standard Corporation Records Daily News Section. S&P's initiation of financial coverage is part of the S&P Market Access Program. This includes coverage on S&P's Internet web site, www.advisorinsight.com, the S&P Marketscope and the electronic version of S&P Stock Guide database. Additionally, the S&P coverage appears on the OTC Bulletin Board web site, www.otcbb.com.

SurfNet(R) and Boombox Radio(R) are registered trademarks in the United States. Our unregistered trademarks include: Metaphor and VoiceAmerica.

BUSINESS

ONLINE TALK RADIO

We produce a variety of original, live and prerecorded and on-demand internet talk radio programming on our VoiceAmerica Network (HTTP://WWW.VOICEAMERICA.COM). Among our most popular shows are "The Gary Null Show," a daily show exploring the nature and politics of medicine, health, nutrition and the environment with prolific author and health and fitness guru Dr. Gary Null that, upon its debut in January 2005, generated an strong response with listeners at a rate of more than 100 hits per second; "Crustbusting(TM) Your Way to An Awesome Life," with human potential master, Dr. Pat Baccili; "Dr. Carole's Couch" with multiple Emmy award winning media psychologist and commentator, Dr. Carole Lieberman; and "The Economic Contrarian" with Wall Street analyst and newsletter author, Mike Norman.

During fiscal 2004, we began shifting our programming emphasis from general interest to particular genres and vertical audiences. Examples of this initiative are the launch of the VoiceAmerica Health and Wellness Channel (http://WWW.HEALTH.VOICEAMERICA.COM), which premiered in November 2004, and the VoiceAmerica Business Channel (http://WWW.BUSINESS.VOICEAMERICA.COM), which premiered in December 2004. Since January 2005, we have launched, or have in development, over 40 new shows, including "Billion Dollar Smiles," with Dr William Dorfman, the cosmetic dentist from the ABC reality show hit, "Extreme Makeovers;" "The Dr. Bob Martin Show," a nationally syndicated natural health talk show with Dr. Bob Martin; "Elite Masters of Trading" with Robin Dayne, "Design Matters" a combining a stimulating point of view about graphic design, branding and cultural anthropology, hosted by Debbie Millman, President of the Sterling Group, a leading, independently-owned design consultancy with offices in New York, San Francisco and London; "Loving What Is," with Byron Katie, originator of the transformative psychological process known as The Work; and "Profitable Investing," hosted by ABC, CNBC, FOX, CNN and Bloomberg TV commentator, Jordan Kimmel.

OTHER CONTENT DELIVERY MODELS

In addition to producing and distributing live and prerecorded on-demand radio shows, we are also developing products and services that we believe will create additional revenue models for the delivery of on-line content through different applications of our Metaphor technology to vertical markets throughout the internet. These include projects for Marcum Media, Dr. Gary Null and Daryl Waltrip.

For Marcum Media, a direct response marketing company that has placed more than $500 million in infomercials since 1984, we have developed and will host a community center to test the viability of using shorter television commercials in slots typically reserved for longer direct response advertising to redirect viewers to the internet. Beginning with two products, Derma Wand and Esteban's American Legacy, Marcum will explore the extent to which television viewers are willing to watch infomercials on our community center and utilize e-commerce functionality to buy products directly using our online shopping cart. We expect to deploy Marcum's broadcast portal in the second quarter of this fiscal year.

For Dr. Gary Null, who has built a substantial following over a 30-year career as a radio and television talk show personality, author and lecturer, we have built a community center that provides a showcase for the delivery of his daily radio show and provides access to a content library containing his previously recorded shows. In addition, the community center includes a shopping mall featuring his full panoply of health care products, a theater accessing his video library, and a print library with his more than 40 titles. We expect to deploy his community center in the second quarter of this fiscal year.

For Daryl Waltrip, a former NASCAR driver and sports commentator, we have built a virtual fan club that showcases his career, incorporates a video theater and includes a shopping mall for the sale of Waltrip-endorsed products. We expect to deploy this community center in the second quarter of this fiscal year.

INDUSTRY BACKGROUND

The internet has quickly evolved from a relatively simple mechanism for delivery of text-based Web pages and electronic mail to a multimedia platform. The resulting convergence of every day computer applications with communication, entertainment and commerce platforms permits the internet to deliver content in such areas as music, sports, games, hobbies and shopping opportunities. According to a recent Online Publishers Association, the internet has become the primary and preferred information medium for consumers of all ages. The same study indicates that content has surpassed communications at the leading internet activity measured by time spent online.

Demand for new sources of entertainment, information and educational media continues to grow as the quantity and variety of content and its sources proliferate. Veronis Suhler Stevenson estimates that total communications spending in the U.S. was $610 billion in 2002. During 2002, Americans on average spent more than 3,500 hours reading, watching or listening to media content. We believe that many consumers seek a better way to manage and personalize consumption of this content.

According to Harris Interactive, from 1973 to 2002 the median number of hours that people say they work jumped from 41 hours a week to 49. Over the same period, Harris reports that people's leisure time has dropped from 26 to 19 hours per week. Listening is a way for individuals to consume content at times when they are unable to read. The Veronis Suhler Stevenson Communications Industry Forecast for 2003 estimated that on average Americans spent more than 20 hours a week listening to the radio, compared to 17.7 hours in 1998.

The internet has emerged as a powerful global communications and entertainment medium, giving millions of people the ability to access large amounts of valuable, pay-for-access media. Jupiter Research reported that as of the end of 2003, 21.5 million households, or about one-fifth of U.S. households, were connected to the internet via broadband. Based on historic growth rates and current trends around broadband availability, interest, and pricing, Jupiter Research forecasted that by 2008, 46 million households, representing half of online households and 40% of all U.S. households will connect via high-speed, always-on technologies. Through the internet, people can buy various forms of information and entertainment, from books to music and video for usage both at and away from the computer.

STREAMING MEDIA

Audio streaming is a one-way transmission of digitized audio over the internet. Upon transmission, which begins at the source or internet server, the audio is divided into groups of data delivery packets that are transmitted to the receiving computer (listener). The receiving computer buffers the initial portion of the transmitted audio data before sending it to the speakers. Buffering compensates for momentary delays in packet delivery. This concept acts much like a catch-basin, collecting the beginning portions of audio. Once sufficient quantities of the stream are "buffered," playback is uninterrupted as long as the playback portion does not empty the reservoir faster than the incoming stream. With today's technology, and advances in consumer use of broadband, stream interruption is a rare occurrence. Current streaming technology permits the simultaneous transmission and playback of continuous audio and video streams over the internet.

Streaming audio combines the internet's interactivity with passive traditional radio listening. internet audio streaming allows for broadcast of music, information, advertising, and other content to hundreds of thousands of listeners worldwide - simultaneously. internet radio broadcasts serve as a unifying vehicle, drawing internet listeners into lifestyle communities of similar interests and allowing them to interact with one another. Communities segregated by specific interests provide businesses with a target for direct marketing and niche advertising programs.

Broadcasting audio and video content over the internet offers opportunities that are not generally available in traditional media. Current analog technology and government regulations limit the ability of radio and television stations to broadcast beyond defined geographic areas. See Description of Business - Audience. Radios and television reception also often find difficulty penetrating office buildings and other workplaces, where internet access has become dependable and commonplace. In addition, traditional broadcasters have no means of measuring listeners or viewers in real time. Online, exact audience figures are available. Conventional audio and video conferencing is more costly and provides lower sound and video quality. The internet, and particularly our technology, provides higher quality and more cost effective solutions.

By using the internet streaming media content can be targeted to an audience - if desired, geographically - at relatively low costs. internet users may also interact with program content by responding to online surveys and/or voting in polls. The result is the ability to obtain consumer information in a way not found with traditional media. In addition, internet broadcasters provide specific information about a program's audience to content providers, advertisers, and users of internet business services. Acknowledgment of the internet's capabilities and attributes has accelerated its acceptance as a business tool, leading to emerging opportunities in Web-based advertising and business services.

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

Internet users who listen to or watch internet audio and video have increased significantly. Arbitron states: The audience now represents "45% of the U.S. population." Since 2000, the average weekly time spent listening to internet radio has averaged between five and six hours weekly, mostly during the workday. 57% of online audio/video users, and 63% of weekly audio/video users, have at-home broadband access; (v) those with broadband connections spend over 10 hours online per week.

According to the March 2004 Arbitron/Edison Media Research study:

<    Persons who use streaming monthly are likely to be male (60%)
<    Most have a college or post-graduate degree (compared to 42% of non-stream users)
<    50% of those who use streaming monthly live in a household with $50,0000+
     annual income (12% more than users who don't stream)
<    17% of online stream users live in households earning $100,000+ annually
     (compared to 9% of non-stream users).
<    Persons using online streaming monthly spend 8.75 hours per day with combined media (Non-streamers use 1.25 hours less media per day)
<    Monthly, persons who use streaming spend nearly equal time with TV, radio and the internet Non-stream users spend much less time on the internet
<    52% of monthly stream users have broadband access at home, compared to 23%
     of non-users
<    80% of monthly stream users have broadband access at worked, compared to
     53% of non-users
<    Those who stream content are early adopters, more likely to buy and try new products and services
<    If required to choose, 61% of monthly stream users would keep the internet over TV (Only 35% of non-stream users would make the same choice).

INTERNET ADVERTISING SPENDING

Advertising rates charged by a radio station are based primarily on the station's ability to attract an audience. Other criteria affecting advertising rates are the demographic characteristics in the market, the number of stations or advertising media competing in the market, and the relative demand for radio the market.

According to the March 2004 Arbitron/Edison Media Research study, the monthly internet radio audience is eight times larger than that of the two satellite radio broadcasters combined (Sirius and XM); spend an average of 12 hours online weekly (approximately) compared to 5-3/4 hours for online users who do not use internet broadcasting; 52% have purchased online in the last month, with 22% in the last week, compared to 28% and 22% respectively for non-stream users.

In the last year monthly stream users spent an average of $720 online, compared to $522 for non-users (37.9% more). 42% of them listen to internet radio while researching the purchase of products or services online, and 27% while actually shopping and purchasing. Advertisers who run internet broadcast advertising schedules for at least a month will maximize the impact of their campaigns.

The expanding market for online advertising is Forrester Research published an estimate that US online advertising market is more than doubling at 17% compound annual growth rate from $7B in 2003 to $15B in 2008.

Online advertising spending peaked at $8.1 billion in 1999 and declined precipitously thereafter, but climbed 20% in 2003 to $7.3 billion. Merrill Lynch estimates that 2004 US online advertising spending topped $9.7 billion, eclipsing 1999's $8.1 billion spending record. eMarketer estimates that in 2005 web advertising spending will jump to $11.3 billion, and reach $15.5 billion by 2007.

We believe that internet audio advertising is well suited to advertisers since it provides advertisers with an ability to reach focused segments of users defined by specific demographic and lifestyle characteristics. Also, unlike internet text advertising, which requires the viewer to be visually connected to the web site, audio advertising allows the listener to multitask, hearing streamed audio advertising while working on other applications. Traditional broadcast commercials inserted directly into online programming do not fall prey to spam and internet banner ad blocking. Audio advertisements can also be combined with links to advertisers' web sites, encouraging an immediate consumer response. Another positive aspect of audio advertising online, after years of exposure via broadcast radio, it is familiar to consumers.

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

These figures are supported by the most recent comScore-Arbitron online radio listener reports which show a 3.2% increase in radio listeners between March and April 2005.

TRENDS FOR AUDIO ENABLED PORTABLE DEVICES
PDAS, MP3 PLAYERS, SMARTPHONES

According to the International Data Corporation, or IDC, in an April 2004 report, the worldwide converged handheld device market, which includes smartphones, will grow at a CAGR (Compound Annual Growth Rate) of 43% between 2003 and 2008. The report predicts that the worldwide market for converged mobile devices will expand from 3.2 billion in 2003 to 19.2 billion in 2008. According to Jupiter Research by 2006, 30 Million Audio-enabled digital device shipments will occur.

In December 2003 Jupiter Research published a report that predicted the demand for MP3 players in the U.S. would grow at a rate of 50% a year through 2006. According to Jupiter, shipments of MP3 players in the U.S. were about 3.5 million in 2003, which is almost double 2002 figures. Jupiter also predicted that there would be more than 26 million MP3 players in use by 2006. According to Jupiter, starting in 2004, the demand for players with hard drives will surpass that of players with flash memory. The DVD player market, which we believe is a valid comparative model, has grown from 11.4 million U.S. households in 2000 to 39.3 million in 2003 according to the Consumer Electronics Association, with an average price of $490 in 1997 to an estimated $138 in 2003.

In 2002 Gartner Group reported that sales of smartphones such as the Treo 600 from palmOne were significant enough in the U.S. to slow the sales of PDAs. IDC published a report in February 2004 that estimated that smartphones showed significant growth and future promise. In such report IDC estimated that in 2003, the worldwide smartphone market grew 181% year-over-year to 9.6 million units. IDC also reported that the smartphone market is expected to grow from 9.6 million units in 2003 to 99.4 million in 2008. Additionally, IDC reported that mobile phones with a removable card slot accounted for 70.4 million units or 15% of global handset sales. IDC expects this figure to rise to 420.6 million units or 64% in 2008.

SALES

We have a direct sales team consisting of 18 full-time employees, five independent sales representatives and six dialers. Our sales team focuses on generating leads and exploring internet talk show opportunities with potential talk show hosts and sponsors.

MARKETING

In June 2005, we recruited and hired a Chief Marketing Officer, with nearly 25 years of corporate communications, public relations and marketing experience. The new Chief Marketing Officer will develop a comprehensive marketing plan for implementation in fiscal 2006. Marketing initiatives will include augmenting the current sales team with professionals who have specialized experience within the advertising marketplace and in the internet broadcast business and implementing block programming around focused content to create new broadcast channels aimed at special interest groups. By building these new channels, we believe we can create new revenue streams from advertisers interested in sponsoring blocks of special interest programming.

In addition, we have been evaluating the most effective ways to capitalize upon the phenomenal growth of online radio listenership. We intend to create more nationwide exposure through creative promotion campaigns.

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

On July 15, 2003, the U.S. Patent and Trademark Office allowed our patent (Patent Number US 6,594,691 B1) entitled, "Method and System for Adding Function to a Web Page." The patent, which includes 28 claims and 11 drawing sheets, describes a process for adding functionality to web sites. On January 8, 2004, the U.S. Patent and Trademark Office confirmed receipt of a continuation patent application we filed on July 1, 2003.

SurfNet(R) and Boombox Radio(R) are registered trademarks in the United States. Our unregistered trademarks include: Metaphor and VoiceAmerica.

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

COMPETITIVE ADVANTAGES

We believe that our competitive advantages arise from the following:

     o Our technology allows the production of voice and video that is of a "next generation" quality. We do not believe that our Internet radio competitors can provide a comparable voice and video product.

     o Our patented Metaphor technology allows us to offer a broader series of voice and video solutions to users desiring to reach targeted audiences.

     o We are a lower cost provider than either traditional or satellite radio, with signals of similar or better quality and broader geographical reach. We believe this provides a better value to users.

     o Our longevity has allowed us to build brand awareness with consumers. This brand awareness is important to the hosts that buy our products and time.

MATERIAL AGREEMENTS

We entered into a service agreement with Kino Communications, LLC on September 21, 2004 to provide us with end-to-end network, Internet, and Internet Broadcasting services, including production of live broadcast shows, encoding, hosting and archiving of broadcasts. Kino also provides technology and software development on a work for hire basis. The agreement is renewable annually and services are billed on a monthly basis on a fixed fee. Technology and software development is billed on a per project basis.

EMPLOYEES

As of June 30, 2005, we have 35 full-time equivalent employees, consisting of 28 in sales and marketing, one in database administration and seven in general and administrative. Many of our employees are also stockholders or optionees, with significant employee ownership. As a result, we believe our employees are motivated to make us successful. We have no labor union contracts and believe relations with our employees are satisfactory.

AVAILABLE INFORMATION

You can find more information about us at our internet web site at www.surfnetmedia.com. Our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet web site as soon as reasonably practicable after we electronically file such material with the SEC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K

RISK FACTORS

You should consider the following risk factors, in addition to the other information presented herein and the documents incorporated by reference in herein, in evaluating us, our business and an investment in the common stock. Any of the following risks, as well as other risks and uncertainties, could seriously harm our business and financial results and cause the value of the common stock to decline, which in turn could cause you to lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our auditors report dated June 23, 2005 indicates there is substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern was dependent upon our obtaining additional financing for our operations. Without additional funding we could be only partially successful in implementing our business plan, or, in a worst-case scenario, we would be out of business entirely. Therefore, stockholders are accepting a high probability of losing their investment.

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

WE NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS UNTIL WE ARE ABLE TO GENERATE A PROFIT.

We do not expect that our revenue will cover our expenses in the near term. As a result, we expect to incur operating losses and expect that will require us to raise additional capital. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below the offering price. Our inability to raise capital could require us to significantly curtail our operations.

THE LOSS OF OUR TWO KEY OFFICERS WOULD MATERIALLY ADVERSELY AFFECT OUR
OPERATIONS.

Messrs. Arkin and Schedeler originated our business plan, and we continue to be dependent on their efforts to oversee our operations, financing and sales and marketing efforts. If we lose any of their services and cannot find suitable replacements, our operations would be adversely affected. We do not have insurance covering their lives. The success of our company is largely dependent on their efforts.

WE FACE SIGNIFICANT COMPETITION FROM LARGE INTERNET COMPANIES, SATELLITE RADIO COMPANIES, SMALL, INTERNET TALK RADIO COMPANIES, TERRESTRIAL RADIO COMPANIES AND OTHER MEDIA COMPANIES.

Most of these companies have more employees than we do, significantly more cash resources, and longer operating histories and more established relationships with customers. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and customers.

OUR OPERATING RESULTS MAY FLUCTUATE.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

o    Our ability to compete effectively.
o    Our ability to continue to attract customers.
o Our ability to attract revenue from sources from which we currently generate little or no revenues, including advertisers and sponsors.

o The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure.
o    Our focus on long term goals over short-term results.
o    The results of our investments in risky projects.
o General economic conditions and those economic conditions specific to the internet and internet advertising.
o Our ability to keep our web sites operational at a reasonable cost and without service interruptions.
o    The success of our product expansion.
o    Our ability to attract, motivate and retain top-quality employees.
o Our ability to upgrade and develop our systems, infrastructure and products.
o    Our ability to protect our intellectual property rights.
o    Our ability to successfully integrate and manage our acquisitions.
o    Geopolitical events such as war, threat of war or terrorist actions.

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

IF WE FAIL TO MANAGE OUR ANTICIPATED GROWTH, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

If we do not effectively manage our anticipated growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position.

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

WE HAVE A SHORT OPERATING HISTORY AND A NEW BUSINESS MODEL IN AN EMERGING AND RAPIDLY EVOLVING MARKET. THIS MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND MAY INCREASE THE RISK OF YOUR INVESTMENT.

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

RISKS RELATED TO THE PURCHASE OF OUR COMMON STOCK
-------------------------------------------------

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


ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 15,692 square feet of space in our headquarters in Tempe, Arizona under a lease that expires in 2007.


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

No matters were submitted to security holders for approval during fiscal 2005.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended February 28, 2005, our Common Stock traded on the OTC Bulletin Board Market under the symbol "SFNM." The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock during each quarter of fiscal 2005.

                        PERIOD                         HIGH             LOW
                        ------                         ----             ---
      FISCAL 2005       First Quarter                $ 1.70            $ 0.20
                        Second Quarter               $ 0.20            $ 0.20
                        Third Quarter                $ 0.19            $ 0.16
                        Fourth Quarter               $ 0.26            $ 0.20

As of June 30, 2005, the number of holders of record of our common stock was approximately 220.

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

OVERVIEW

SurfNet Media Group Inc. (the "Company") produces weekly talk radio content programs that are distributed 24/7 on the Internet through our flagship "Voice America" channel at WWW.VOICEAMERICA.COM. Currently, the Company derives its revenues through Production fees received from hosts featured on the talk radio content programs and recently Sponsor fees received from sponsors of certain of these programs. Production fees are generally sold in 13-week segments and are generally prepaid. Sponsor fees are generally split with the Host. The Company has developed an E-commerce technology that will now allow Host and Sponsors to sell products and services on their programs. In future periods the Company expects to earn revenues through the use by Hosts and Sponsors of this E-commerce technology. The Company has also recently begun to market its patented "Metaphor" technology on a platform that will allow business and specialty and affinity groups to communicate live and stored voice and video content to intended audiences over secure internet channels. The Company believes that it will obtain future revenues from this marketing initiative.

Cash is generally received by the Company at the time of contract closing and is amortized into revenues over the production period. An increase or decrease in contract closings will initially affect available cash and, thereafter, reported revenues.

During fiscal 2005, the Company's new management determined that the Company's programming, sales practices, web sites, content delivery system and streaming capabilities were inconsistent with the Company's goal to provide long term value to its listeners, hosts and potential sponsors. Management felt that as a result of these issues, the Company was experiencing low contract renewals and early contract terminations.

In July 2004, to rectify the issues perceived by the management, the Company initiated a number of corrective actions that focused on improving the Company's technology platform, web sites, show production capabilities and programming. These corrective actions included developing a new content management system, new web sites, improving broadcast quality and consistency, and outsourcing certain key functions, including web site design and development, audio and video streaming and production. In addition, the Company reorganized its sales team based on a pay for performance model, reducing the sales staff from 20 to six.

In the short term, the corrective actions taken by the Company negatively impacted productivity, reducing cash available to fund operations and diminishing the amount of new and renewal business generated in the third and fourth quarters of fiscal 2005. This had a corresponding reduction in the amount of deferred revenue amortized to income in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.

The Company believes that the corrective actions taken by management have had a positive effect and will accrue to the Company's benefit in fiscal 2006. Currently, the Company is experiencing increased contract renewals, greater customer satisfaction and strong sales growth.

Sustainable revenues are dependent upon the ability of the Company to attract new Host programs and to maintain a high level of contract renewals from existing Hosts. Sustainable revenue growth is dependent upon a continuation of this trend and the development of e-commerce and Metaphor Technology base revenues.

General and administrative expenses consist primarily of salaries and related expenses for sales, marketing, advertising, accounting, personnel and other general corporate expenses such as rent, telecommunications and bandwidth. Theses costs include commissions for sales personnel and fees paid to third parties. Service costs consist primarily of network operations, call center, leads procurement and fees paid to third parties, including communication services providers.

Research and development expenses are included in general and administrative expenses and consist primarily of salaries, related personnel expenses and consultant fees for the design, development, testing and enhancement of the company's products and services, Metaphor technology and proprietary back-end systems. W expense all research and development costs as incurred.

Historically and currently, the Company's revenues have been and are less than its expenses and capital costs. As a result, the Company has been dependent on raising capital to continue its operations and continuation of operations is dependent upon the Company's ability to raise sufficient capital to fund its operating deficiency and overdue payables (see liquidity and capital resources).

RESULTS OF OPERATIONS

The discussion of the results of operations compares the fiscal year ended February 28, 2005 with the fiscal year ended February 29, 2004, and the year ended February 29, 2004 with February 28, 2003, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

2005 VERSUS 2004

For the year ended February 28, 2005, revenues were $967,000, an increase of 63% over the prior year. Revenues increased due to the production of additional programs and a higher contract renewal rate. However, contracts closed in January and February declined from previous months, which will adversely affect first quarter fiscal 2006 revenues: Contracts closed in April and May of fiscal 2006 have increased over fiscal 2005 levels and are anticipated to result in increased reviews in future fiscal 2006 quarters.

General and administrative expenses increased $361,000 or 12.5% to 3,250,781. This increase was due to the reorganization in 2005 which included increased consulting costs. In addition, payroll costs increased due to the expansion of operations.

Interest expense increased $215,000 to $276,000, reflecting increases in Notes payable and the interest rates related to such Notes. As indicated in the notes to financial statements, the Company anticipates that a significant portion of these notes will be converted into common stock in fiscal 2006.

Other income of $282,000 represented cancellation of shares issued under termination agreements.

The net loss before extraordinary items of $2,436,000 approximated amounts of the prior years as other income offset the increase in interest expense and increased revenues approximately the increase in operation expenses.

2004 VERSUS 2003

Net Revenues for the fiscal year ended February 29, 2004 were $591,186, an increase of 57% from the $336,819 reported for the prior fiscal year. This revenue increase results primarily from growth in sales of our Internet radio networks. At February 29, 2004, we delivered, through VoiceAmerica Radio and BusinessAmerica Radio, 168 hours of live programs and scheduled replays weekly. At February 29, 2004, we had contracts with approximately 75 talk radio show hosts compared to approximately 30 talk show shows at the close of fiscal 2003.

General and administrative expenses are $2,889,550 for the fiscal year ended February 29, 2004, compared to $424, 493 for the comparable 2003 period. General and administrative expenses for fiscal 2004 include one-time, non-cash, stock-based expenses for services of $829,975 compare to $5,070 in the comparable 2003 period. When the non-cash items are excluded, general and administrative expenses for fiscal 2004 total $2,059,575, an increase of 391% over the $419,423 for the comparable 2003 period.

The increase in general and administrative expenses from $419,423 to $2,059,575 for the fiscal 2004 as compared to the comparable 2003 period is attributable to several factors. These include (i) additional sales commissions associated with higher revenues and higher personnel expenses due to increased staffing for sales and infrastructure; (ii) increased staffing for finance and accounting, new senior management positions and growth in recruiting and human resources expenses; and (iii) increased required for the functional enhancement of existing products and services, the Metaphor technology and proprietary backend systems. The increase in general and administrative expenses from $424, 493 for fiscal 2003 to $2,889,550 for fiscal 2004 results from related factors.

Legal expense is $69,077 for the fiscal year ended February 29, 2004, compared to $9,131 for the fiscal year ended February 28, 2003, an increase of 657%. The increase in legal expenses for fiscal 2004 as compared to fiscal 2003 is associated directly with the merger.

Interest expense is $61,840 for the fiscal year ended February 29, 2004, an increase of 271% from the $16, 667 for the comparable 2003 period. This change is due to increases in outstanding debt.

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

LIQUIDITY AND CAPITAL RESOURCES

During the Year Ended February 28, 2005, cash generated from operations was not adequate to pay the Company's operating expenses or to fund its capital requirements. In addition, $944,000 of capital raised during the year through the issuance of common stock and Notes convertible into common stock was not adequate, when combine with operating cash flow, to allow the Company to pay its obligations when due. As a results, as of February 28, 2005, the Company had not paid payroll taxes aggregating approximately $200,000, and approximately $300,000 of accounts payable were past their scheduled due dates. Subsequent to February 28, 2005, the Company has raised $350,000 of capital through the issuance of common stock

During the fiscal year ended February 28, 2005, cash used in operations of $958,118 was funded through capital raised through the issuance of common stock and Notes convertible into common stock. Cash used in operations would have been greater if liabilities would have been paid when due. Cash used in operations was used principally to fund operating costs and as the Company expanded its operations.

At February 28, 2005, the Company had Notes payable convertible into common stock aggregating $896,000. Of this amount, $400,000 has subsequently been converted into common stock $383,000 of Notes, together with related accrued interest, due in fiscal 2006 are anticipated to automatically convert into common stock in October 2005. The remaining Notes, aggregating $113,000 are not due until after 2006-fiscal, are also anticipated to be converted into common stock. The Company also has a bank loan aggregating $20,000 which is due on demand and has been guaranteed by a former officer, and an equipment financing obligation of $9,442, which is due monthly through 2007.

The Company believes that its required capital expenditures for fiscal 2006 will not exceed $100,000.

As noted above, the Company does not have adequate cash or projected cash flow to fund its operations and continuation of its operations is dependent upon its ability to raise additional capital through equity and debt issuances.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have estimated a $2,345,000 deferred income tax asset of which $1,514,000 relates to net operating loss carryforwards at February 28, 2005. Management determined that because have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our principal executive and accounting officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32.9 accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

ITEM 7. FINANCIAL STATEMENTS

A) TABLE OF CONTENTS


Report   of Independent Registered Public Accounting Firm                    28

FINANCIAL STATEMENTS:

Balance Sheet as of February 28, 2005                                        29

Statements of Operations for the years ended February 28, 2005, and
February 29, 2004                                                            30

Statements of Stockholders' Deficit for the years ended
February 28, 2005 and February 29, 2004                                      31

Statements of Cash Flows for the years ended February 28, 2005 and
February 29, 2004                                                            33

Notes to Financial Statements                                                35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Stockholders and Board of
Directors of SurfNet Media Group, Inc.:

We have audited the accompanying balance sheet of SurfNet Media Group, Inc. as of February 28, 2005 and the related statements of operations, stockholders' deficit and cash flows for each of the two years then ended February. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SurfNet Media Group, Inc. as of February 28, 2005, and the results of its operations and cash flows for each of the two years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses during the years ended February 28, 2005 and February 29, 2004 and had negative working capital of $1,718,661 as of February 28, 2005. In addition, the Company has not yet generated revenue at volumes required to achieve management's plans and support its operations and there is no assurance that the Company will be able to generate such volume or raise financing sufficient to cover cash flow deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




/s/EPSTEIN WEBER & CONOVER, P.L.C.
----------------------------------
 Scottsdale, Arizona
 June 23, 2005



SURFNET MEDIA GROUP, INC.
BALANCE SHEET
FEBRUARY 28, 2005


---------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $     3,404
Prepaids and other assets                                                  17,066

                                                                      -----------
     Total current assets                                                  20,470

Property, plant and equipment,
     net of accumulated depreciation of $59,020                            83,243

Deposits and other assets                                                  43,112

                                                                      -----------
TOTAL ASSETS                                                          $   146,825
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                              $ 1,046,164
Deferred rent                                                              41,333
Deferred revenue                                                          276,737
Bank line of credit                                                        20,000
Current portion of notes payable                                          491,442
                                                                      -----------
     Total current liabilities                                          1,876,676
                                                                      -----------

NOTES PAYABLE, long term                                                  180,218

                                                                      -----------
     Total liabilities                                                  2,056,894
                                                                      -----------

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
             0 shares issued and outstanding                                 --

   Common stock, $0.0001 par value;  20,000,000 shares authorized;
            8,973,189 shares issued and outstanding                           897

Additional paid in capital                                              4,891,222

Stock subscriptions receivable                                           (402,808)

Accumulated deficit                                                    (6,399,380)
                                                                      -----------

     Total stockholders' deficit                                       (1,910,069)
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   146,825
                                                                      ===========


   The accompanying notres are an integral part of these financial statements





SURFNET MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                             2005           2004
                                                      -----------    -----------

REVENUES                                              $   966,599    $   591,186
                                                      -----------    -----------

COSTS AND EXPENSES:
General & administrative expenses                       3,250,781      2,889,550
Legal expense                                              67,070         69,077
Depreciation                                               37,221         19,025
                                                      -----------    -----------
     Total                                              3,355,072      2,977,652
                                                      -----------    -----------

LOSS FROM OPERATIONS                                   (2,388,473)    (2,386,466)

OTHER INCOME AND EXPENSE
Interest expense                                          276,352         61,840
Loss on settlement                                         53,000           --
Other income                                             (281,541)          --
                                                      -----------    -----------
    Total                                                  47,811         61,840
                                                      -----------    -----------

NET LOSS BEFORE EXTRAORDINARY ITEM                     (2,436,284)    (2,448,306)

EXTRAORDINARY LOSS -
     Loss on extinguishment of debt (no tax effect)          --          935,500

                                                      -----------    -----------
NET LOSS                                              $(2,436,284)   $(3,383,806)
                                                      ===========    ===========

NET LOSS PER SHARE:
    BASIC AND DILUTED
    Before extraordinary item                         $     (0.32)   $     (0.56)
    Extraordinary item                                       --            (0.21)
                                                      -----------    -----------
       Total                                          $     (0.32)   $     (0.77)
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING- basic and diluted               7,715,047      4,394,047
                                                      ===========    ===========


   The accompanying notres are an integral part of these financial statements


SURFNET MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                               Common Stock             Paid-in        Stock       Accumulated
                                          Shares         Amount         Capital     Subscriptions     Deficit         Total


BALANCE, MARCH 1, 2003                  3,946,072    $       395    $   400,303    $  (125,628)   $  (579,290)   $  (304,220)

Recapitalization for reverse merger      (113,769)           (12)       (96,805)                                     (96,817)

Shares issued for services
  and vendor payables                     582,224             58        829,917                                      829,975

Shares issued for debt conversion         150,000             15      1,135,485                                    1,135,500

Stock issued to employees
 under stock subscriptions                526,642             53        277,127       (277,180)                         --

Shares issued for cash                  1,475,426            148        768,873                                      769,021

Shares issued for loan guarantee           50,698              5        207,856                                      207,861

Net loss                                                                                           (3,383,806)    (3,383,806)

                                      -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, FEBRUARY 29, 2004              6,617,293    $       662    $ 3,522,756    $  (402,808)   $(3,963,096)   $  (842,486)
                                      ===========    ===========    ===========    ===========    ===========    ===========



   The accompanying notres are an integral part of these financial statements


SURFNET MEDIA GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (continued)


                                              Common Stock           Paid-in          Stock       Accumulated
                                         Shares         Amount        Capital      Subscriptions    Deficit          Total


BALANCE, MARCH 1, 2004                  6,617,293    $       662    $ 3,522,756    $  (402,808)   $(3,963,096)   $  (842,486)


Shares issued for services
     and vendor payables                1,814,091            181        502,421                                      502,602

Value of warrants and beneficial
     conversion features of debt                                        685,375                                      685,375

Net shares canceled under severance
                agreements               (130,000)           (13)      (273,013)                                    (273,026)

Shares issued for cash                    466,805             47        346,953                                      347,000

Shares issued under settlement
     agreements                           205,000             20        106,730                                      106,750

Net loss                                                                                           (2,436,284)    (2,436,284)

                                      -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, FEBRUARY 28, 2005              8,973,189    $       897    $ 4,891,222    $  (402,808)   $(6,399,380)   $(1,910,069)
                                      ===========    ===========    ===========    ===========    ===========    ===========





   The accompanying notres are an integral part of these financial statements



SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                                2005           2004
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(2,436,284)   $(3,383,806)
 Adjustments to reconcile net loss to net cash
        used in operating activities:
  Depreciation                                                37,222         19,025
  Common stock issued for services and vendor payables       502,602        769,975
  Common stock issued in settlements                         106,750           --
  Gain on common stock returned                             (273,026)          --
  Warrants issued for services                               341,004           --
  Loss on debt extinguishment                                   --          935,500
  Amortization of deferred financing costs                   110,589        207,862
  Amortization of patent and domain name                       4,652
 Changes in assets and liabilities
        (net of business acquisition):
   Prepaid expenses                                           11,182        (25,129)
   Other assets                                              (30,219)        (5,359)
   Deferred revenue                                         (130,397)       332,074
   Accounts payable and accrued liabilities                  756,474        212,410
   Deferred rent                                              41,333           --

                                                         -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       (958,118)      (937,448)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (50,075)       (59,276)
Expenditures for patent and domain name                         --          (12,186)

                                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (50,075)       (71,462)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                     347,000        769,021
Proceeds from notes payable                                  597,000        233,400
Proceeds on bank line of credit                                 --           20,000
Repayments on borrowings under notes payable                  (4,847)       (52,122)

                                                         -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    939,153        970,299
                                                         -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (69,040)       (38,611)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                72,444        111,055
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     3,404    $    72,444
                                                         ===========    ===========


   The accompanying notres are an integral part of these financial statements



SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (continued)


SUPPLEMENTAL CASH FLOW INFORMATION:
                                                         2004      2004

  Interest Paid                                       $  2,736   $ 4,598
                                                      ========   =======

  Income taxes paid                                   $   -0-    $   -0-
                                                      ========   =======



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

                                                          2005      2004

Debt discount                                         $ 344,371  $   -0-
                                                      ========   =======

Common stock issued for loan guarantee                $   -0-    $207,862
                                                      ========   ========

Debt and accrued interest converted to common stock   $   -0-    $200,000
                                                      ========   ========

Equipment acquired under note payable                 $   -0-    $ 16,412
                                                      ========   ========

Value of warrants and beneficial conversion of debt   $ 685,375  $   -0-
                                                      ========   ========







   The accompanying notres are an integral part of these financial statements

SURFNET MEDIA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SurfNet Media Group, Inc. A Delaware Corporation,(the "Company"), formerly Innerspace Corporation ("Innerspace"), entered into an agreement with SurfNet Media Group, Inc., an Arizona corporation ("SurfNet") on May 23, 2003, to merge with the Company. SurfNet is an Internet broadcast company producing diverse audio and video content for targeted audiences which is streamed globally.

On June 6, 2003, the Company then called Innerspace, merged with SurfNet and changed its name to SurfNet Media Group, Inc. The merger was effectuated through the issuance of 3,161,709 shares of the Innerspace common stock to the shareholders of SurfNet. As a result of the issuance of the 3,161,709 shares of common stock to the shareholders of SurfNet, the former shareholders of SurfNet held a controlling interest in the Company.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of $1,910,069 at February 28, 2005. The Company anticipates continuing losses for the period of time required to execute its business plan and will require a significant amount of capital to proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. However, there is no assurance that the Company will be able to secure adequate financing and/or ultimately realize profitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

REVENUE RECOGNITION

The Company's revenue is generated from the sale of Internet broadcasting airtime specified in contracts that generally have terms of three to twelve months and from fees from sponsors of such airtime. Revenue is recognized when airtime is provided to the Company's clients, generally pro-rata over the term of the contract. Payments received in advance of providing of the airtime are deferred until earned. Costs associated with the production of content for shows is deferred and recognized on the same terms as the related revenue. At February 28, 2005, deferred production costs of $15,250 are included in prepaid expenses.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates Significant estimates relate to allowances for tax assets, the use of the Black-Scholes pricing model for valuing equity related issuances and prepaid assets.

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

STOCK-BASED COMPENSATION AND WARRANTS

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

                                                           2005
Expected life in years                                     5.00
Expected stock price volatility                            198%
Risk-free interest rate                                    3.72%
Weighted Average fair value per option/warrant             $1.29

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the years ended December 31:


                                                                 2005
                                                              --------------


Net loss - as reported                                         $ (2,436,284)
Add:                                                                346,340
  Stock based compensation included in
        determination of net loss
Deduct:                                                            (647,840)
  Stock based employee compensation determined under fair value based method for all awards, net of related tax effects

Net loss - pro forma                                           $ (2,737,784)
                                                              ==============

Basic and diluted loss per share - as reported
Basic and diluted loss per share - as reported                      $ (0.32)
                                                              ==============
Basic and diluted loss per share - pro forma                        $ (0.35)
                                                              ==============

Warrants granted with debt securities are valued using the Black-Scholes option-pricing model. The value of detachable warrants is allocated to those securities and results in a discount to the carrying value the debt.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expenses were $13,481 and $25,590 in the years ended February 28, 2005 and 2004 respectively.

LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of February 28, 2005 there were potentially dilutive securities of 2,955,780, options and warrants outstanding and debt convertible to 3,454,000 shares of the Company's common stock. As of February 29, 2004 there were potentially dilutive securities of 750,000 warrants outstanding and debt convertible to 407,692 shares of the Company's common stock. However, the computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants and convertible debt would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

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

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 4 years. Depreciation expense was $37,221 and $19,025 for the years ended February 28, 2005 and February 29, 2004, respectively.

Property and equipment consisted of the following at February 28, 2005:

         Furniture                                    $   32,233
         Computer and production equipment                89,041
         Software                                         16,041
         Leasehold improvements                            4,948
                  Total                                  142,263
         Accumulated depreciation                      (  59,020)
                  Net                                  $  84,243.

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

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award usually the vesting period. The amended effective date for this statement is as of the first interim period that begins after March 1, 2006. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at February 28, 2005:

Convertible note payable,
original maturity date of March 1, 2003, interest at 8% per annum, convertible at $1 per common share

Converted subsequent to Febuary 28, 2005                              $ 100,000
Convertible Notes payable, due in October
2005, Interest at 18%, convertible at .17 per share                     335,000

Convertible notes payable,
maturity date of October 23, 2010,
interest at 10% per annum, convertible at $0.65
per common share;converted subsequent to Febuary 28,2005                300,000

Bank note payable; interest at 7.2% per annum;
collateralized by equipment                                               9,442

Employee notes payable; due fiscal 2007
interest at 12%, convertible at $.65 per share                          113,000
Related party note payable due fiscal 2006;
interest at 12%,convertible at  $.17 per share 48,000
                                                                      ---------
                    Total notes payable                                 905,442

                    Less: Current portion                              (491,442)
                           Discount                                    (233,782)
                                                                      ---------
                   Long term portion                                  $ 180,218
                                                                      =========


Future maturities of principal at February 28 are as follows:

         2006                                       $  491,442
         2007                                          114,000
         2008                                            -0-
         2009                                            -0-
         Thereafter                                    300,000

                  Total                             $  905,442

Amortization of debt discount of approximately $110,000 is included in interest expense for the year ended February 28, 2005. Due to beneficial conversion features and the value allocated to warrants issued with convertible debt, the effective interest rates on convertible debt range from approximately 63% to 87%.

Subsequent to February 28, 2005, $100,000 of notes payable due in 2006 and $300,000 of notes payable due after 2009 were converted into 480,000 and 454,300 common shares, respectively.

The Company anticipates that of the remaining $392,442 of debt due in 2006, $9,442 will be paid in cash with the remaining balances of $ 383,000 converted into common stock.

The convertible notes payable due in October are convertible $.17 per share subject to adjustment if shares outstanding exceed 12,000,000.

Employee notes payable arose from a transaction with three employees under which the employees were issued 200,000 shares as a bonus, subsequently sold the shares on a private basis; and acquired the convertible notes payable with the cash received. The Company has agreed to reimburse two employees for $23,000 representing the personal taxes due on the stock issuance.

The Company has a loan from a bank. This loan bears interest at the prime rate plus 3.75%. The loan is unsecured and personally guaranteed by a former officer of the Company.

NOTE 4 - COMMON STOCK

As discussed in Note 1, the merger agreement called for Innerspace to issue up to 3,500,000 shares of its common stock for all of the issued and outstanding shares of SurfNet. As of February 28, 2005, 3,161,709 shares were issued in connection with the merger and another 360,000 shares reserved for potential issuances associated with warrants and convertible debt of the Company prior to the merger.

As explained in Note 3, the Company issued 934,300 shares for the conversion of convertible notes subsequent to February 28, 2005. In addition, the Company has reserved 3,454,041 shares for the conversion of the remaining convertible notes payable.

The Company has issued warrants convertible into common stock as follows:

                         Shares Reserved                Conversion Price
                               250,000                       $ .20
                               100,000                       $ .35
                               207,000                       $ .43
                               450,000                       $ .50
                               563,233                       $ .60
                               700,000                       $1.00
                                16,667                       $1.50
                               300,000                       $1.75
                                75,000                       $2.00
                                10,880                      $10.00
                             2,672,780

The Warrants generally expire from 2008-2010, except for 266,667 warrants at $1.00 and $1.50 which expire in 2020.

The Company maintains a stock incentive plan and a stock option plan for its employees. The 2002 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. From inception through fiscal 2005, the Company has issued 381,129 shares of common stock and no stock options under this Plan.

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

During the year ended February 28, 2005, the Company issued options to acquire common shares to employees as follows:

The summary of activity for the Company's stock options is presented below:

------------------------------------------------ ---------------- --------------
                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                      2005            Price
------------------------------------------------ ---------------- --------------
Options outstanding at beginning of year                     -0-
Granted                                                  308,000         $1.29
Exercised                                                    -0-
Terminated/Expired                                       (25,000)        $1.60
Options outstanding at end of year                       283,000         $1.27
Options exercisable at end of year                       141,500         $1.27
Options available for grant at end of year                   -0-
Price per share of options outstanding               $0.25-$1.60
Weighted average remaining contractual lives           9.0 years
Weighted Average fair value of options granted
during the year                                            $1.29


In addition, as of February 28, 2005, the Company has granted 1,800,000 shares to consultants under both such plans.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was a guarantor on $162,500 of debt owed by former members of its management. The parties entered into an agreement whereby the investor that committed to the $1,000,000 funding described in Note 4, agreed to assume the guarantee for 625,000 shares of the Company's common stock and other consideration received from the other parties.

The Company leases its office space under a long-term operating lease expiring in fiscal year 2007. Rent expense under this lease was $124,000 for the year ended February 28, 2005. Payments under this lease of $ 187,200 are required in 2006 and 2007, respectively. Rent is accorded ratably over the lease term.


NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A deferred tax asset of $2,451,000 existed as of February 28, 2005, related to differences in book and tax bases of deferred revenue and stock based compensation and net operating loss carryforwards. The deferred tax asset is offset by an equal valuation allowance of $2,451,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $1,559,000 of the net deferred income tax asset. The valuation allowance was increased by $982,000 and $1,351,000 during the fiscal years ended February 28, 2005 and 2004 respectively. The Company has federal and state net operating loss carryforwards of approximately $4,116,000 as of February 28, 2005. The federal net operating loss carryforwards expire in 2021 through 2024 and state loss carry forwards expire in 2006 through 2009.

The federal net operating loss carryforwards expire in 2021 through 2024 and state loss carry forwards expire in 2006 through 2009.

Income taxes for years ended February 28, were as follows:

                                                   2004               2005

Current benefit                                  825,900            576,806$
Deferred benefit (provision)                    (825,900)          (576,806)
                                               -------------    --------------
          Net income tax provision                  $ -0-                -0-
                                               =============    ==============

The following table presents the differences between the effective and statutory income tax rates for the years ended February 28:

                                       2004                2003

Federal                            (1,150,060) (34)%      (828,000)   (34)%
State                                (203,040)  (6)%      (146,000)    (6)%
Change in valuation allowance       1,351,072    40%       982,000      40%
Other                                   2,028   -0-%        (8,000)    -0-%
                                   ----------- ------     ---------- -------
                                         -0-    -0-%         -0-       -0-%
                                   =========== ======     ========== =======

The net deferred income tax asset at February 28, 2005 is comprised of the following:

Differences in deferred revenue                                         110,000
Book/tax differences in stock based compensation                        777,000
Book/tax differences in prepaid expenses and equipment                    5,000
                                                                     ----------
Net operating loss carryforwards                                      1,559,000
                                                                     ----------
Deferred income tax asset                                             2,451,000
    Less: Valuation allowance                                        (2,451,000)
                                                                     ----------
    Total deferred income tax asset                                       - 0 -
Deferred income tax liability                                             - 0 -
                                                                     ----------
Net deferred income tax asset                                           $ - 0 -
                                                                     ==========

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ending February 28, 2005, the following related party transaction occurred:

The son of a member of the Board of Directors loaned the Company $ 48,000 in return for a convertible promissory note bearing interest at 12% and convertible at $.60 per share.

A member of the Board of Directors entered into a consulting agreement with the Company before he became a director under which he was paid $60,000 and issued 300,000 shares of common stock.

During the year ending February 29, 2004, the following related party transaction occurred:

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to February 28, 2005, the Company issued 800,000 shares of common stock for $200,000 cash and received $150,000 in return for a convertible note payable. In addition, the company has issued or agreed to issue 918,700 shares for services.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.



EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-KSB, are effective.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our executive officers and directors as of June 30, 2005:


      Officers and Directors            Age      Position

      Robert Arkin                       50      Chairman, CEO and Director

      Eric Schedeler                     49      President and Secretary

      Cindy Rakowitz                     46      Chief Marketing Officer

      Hubert Glover                      48      Director

      Jay Stulberg                       55      Director

ROBERT ARKIN has served as our Chairman since June 2002, as Chief Financial Officer from June 2001 until October 2003 and since May 2004, as Chief Executive Officer from February 2001 to October 2003 and since November 2004, and as a director from February 2001. From August 1998 to February 2001, he was Chief Executive Officer, a director and founder of Synermedics, Inc. a developer of hospital workflow process automation technology. Until March 1997 Robert was General Counsel (from June 1995), Executive Vice President and Secretary (from March 1996), director (from April 1996) and Chief Operating Officer (from June
1996) of Berman Managed Care, Inc., a publicly traded healthcare services company. Beginning in June 1980, Robert engaged in the private practice of law, as a Partner at Robert D. Arkin, P.C. from January 2003 to March 2004, Arkin & Merolla from April 1997 to July 1998, Stribling, Cunningham, Newlin & Porter from June 1993 to June 1995; Minkin & Snyder (now Greenberg Traurig) from March 1989 to May 1993; as Of Counsel at Trotter, Smith & Jacobs from September 1986 to February 1989; and at Leonard, Street and Deinard, as a Partner from January 1985 to August 1986, and as an Associate from June 1980 to December 1984. Robert served as the Law Clerk to the Chief Justice of the Supreme Court of Minnesota from July 1979 to June 1980. Robert earned his B.A. (cum laude) and M.A. from the University of Pennsylvania and his J.D. from the University of Virginia School of Law.

ERIC SCHEDELER has served as our Executive Vice President since April 2004. In 2002, Eric founded, and served until 2004 as Managing Director of, Primecast Media, LLC, a marketer and reseller of innovative video email and corporate video media products. In 1998, Eric founded, and served until 2003 as Managing Director of, New Media Tech, LLC, which designed, developed and sold CD storage cases for mass merchandisers. From 2000 to 2001, Eric served as a finance and business development consultant for Possibility Partners, an e-commerce software company. In 1991, Eric founded, and served until 1997 as President, Chief Executive Officer and director of, Scottsdale Technologies, Inc. which, among other things, launched a PDA from Amstrad UK and launched retail distribution of the Discovery channel CD-ROM, designed and patented the first remote control to be programmed from the internet, and licensed remote control technology to Phillips/Magnavox. From 1987 to 1991, Eric served successively as Chief Financial Officer, Chief Operating Officer and President and as a director of Go-Video, Inc., a publicly traded company. Eric began his career in the financial services industry, serving as a Branch Manager, Senior Vice President and a licensed principal.

CINDY RAKOWITZ has served as our Chief Marketing Officer since June 2005. In 2001, Cindy founded, and served until June 2005 as Chairman of RAK N Roll Entertainment Inc., a provider of public relations, promotional and marketing-based services to the film, theater, recording, publishing, fashion, automotive, spirits and dotcom industries. From 1986 to 2001, Cindy was employed by Playboy Enterprises Inc. in various capacities, including President of Playboy Modeling and Corporate Vice President, Public Relations and Marketing, reporting directly to both founder and Editor-in-chief Hugh M. Hefner and Chairman and Chief Executive Officer, Christie Hefner. From 1981 to 1986, Cindy served as Director, Public Relations for RKO General and WOR-TV. Cindy earned a BA in communication studies from Queens College, City University of New York and a Certificate from the MIT-Harvard Public Disputes Program.

HUBERT GLOVER has served on our Board of Directors and Chairman of our Audit Committee since October 2003. Since August 2004, Hubert has served as Professor and Chairman of the Accounting Department in the School of Business at Howard University. From the fall 2002 until July 2004, Hubert served as Visiting Assistant Professor School in the J. Mack Robinson College of Business at Georgia State University where he taught in the MBA program specializing in auditing and managerial accounting. Since 1998, Hubert has also served as President of Rede Inc., a consulting and outsourcing firm established to provide management and operation services to small companies needing leadership and management services to sustain rapid growth. Rede Inc. received the SBA 8a Business Development certification in January 2003. From 2000 to 2002, Hubert also provided business process outsourcing services for the Atlanta, Georgia office of the PricewaterhouseCoopers LLP Business Process Outsourcing division. From 1985 to 2000, Hubert was employed by Enterprise Group, Inc., a management consulting firm and federal contractor providing technical and administrative services in the public and private sectors, as Chief Executive Officer from 1998 to 2000, President and Chief Executive Officer from 1996 to 1998. Hubert has authored more than 35 professional articles and books on auditing, management, and organizational development. He is a member of and frequent presenter for the American Institute of Certified Public Accountants, the Institute of Internal Auditors and the Institute of Management Accountants. He has presented and conducted various workshops on the relevance of Sarbanes Oxley, and corporate governance, role of the CFO and the role of the audit committee. Hubert received a Ph.D. in Accounting from Texas A&M University, an MBA from Clark Atlanta University and a BA in Broadcast Journalism from the University of Southern California. Hubert is a Certified Internal Auditor from the Institute of Internal Auditors, Certified Management Accountant from the Institute of Management Accounting and Certified Public Accountant.

JAY STULBERG has served on our Board of Directors since December 2004. Since August 2002, Jays has been the Chief Operating Officer of Meritsoft Corporation. From February 1998 to present, Jay served as the sole shareholder, director and officer of Global Tracker Corp. From February 1998 to June 2005, Jay was the President, Chief Operating Officer and Chief Financial Officer, and a director of The Tracker Corporation of America, since approximately 1984, Jay has served on the board of directors of two privately held family holding companies. From 1992 to 1994, Jay served as the Controller of Enershare Technology Corp. From 1994 to mid-1996, Mr. Stulberg served as the Group Controller of Algorithmics, Inc. Jay received an MBA from York University. Jay is a Chartered Accountant and began his career at Ernst and Young.

We do not have employment or consulting agreements with any of our executive officers.

BOARD OF DIRECTORS

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

The Board of Directors met, or consented to actions in lieu of meetings, on six occasions during fiscal 2005. All members of the Board of Directors attended these meetings or consented to the actions taken in lieu of meetings.

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

DIRECTOR COMPENSATION

In fiscal 2005, we did not compensate our directors in cash for their service as members of our board of directors. We did reimburse our directors for reasonable expenses in connection with attendance at board and committee meetings. Additionally, our directors are eligible to receive and have received stock options under our stock plans.

In April 2004, Hubert Glover received an option to purchase 10,000 shares of common stock pursuant to the terms of our 2004 Stock Plan.

BOARD OF ADVISORS

We have constituted a Board of Advisors to consult with management and the Board of Directors. The current members of the Board of Advisors are:

THE HONORABLE BARRY M. GOLDWATER JR. Member of Congress (ret.) served in the U.S. House of Representatives from 1969 to 1984, representing half a million constituents of northern Los Angeles County. He served on a number of committees, including Committee on Science and Technology, Committee on Public Works and Transportation, and the Joint Committee on Energy. His areas of expertise included energy, the space program, aviation and defense, and government procurement. He was on the committee that reviewed the disaster involving the space shuttle "Challenger." Barry authored and saw the Privacy Act of 1974 signed into law. After leaving Congress in 1984, Barry resumed his business career, focusing on finance, management and sales, with an emphasis on government and public affairs.

BENJAMIN BASSI is currently the founder and President of CommonPlaces e-Solutions, Inc., a web design and development firm, Ben is the former Executive Vice President of the Firefly Network, the Web's first personalized community. Microsoft acquired Firefly and the Firefly Passport is used today in all of its web and e-business solutions offerings. As the first Vice President Marketing of Lycos, one of the world's top web sites, he was responsible for creating many of the first web-based Application Service Provider solutions. Prior to Lycos, Ben was Vice President of North America at Object Design, where the company was number one on the "1994 INC 500" list. Ben also managed Strategic Accounts at McDonnell Douglas' billion dollar Systems Integration division, which provided internally developed Enterprise Automation solutions.

FRANCINE HARDAWAY, Ph.D co-owns Stealthmode Partners, an incubator for early stage high growth companies. She is an expert in bringing new products to market. Francine is a former Entrepreneurial Fellow at the Berger Center of the Eller School of Business, University of Arizona. She has taught entrepreneurship at several Arizona colleges, and is on the Advisory Board of the Medical Informatics Program at Arizona School of Health Sciences (part of the A.T. Still University of Osteopathic Medicine). Currently, she is the southwest administrator of the Ewing Marion Kauffman Foundation's Fasttrac Entrepreneurial Education program. Stealthmode Partners is also a member of the National Business Incubator Association. As a partner in Stealthmode Partners, she has helped package and secure funding for many early-stage technology companies. She has created positioning and marketing strategies for dozens of growth companies (from startup to IPO to maturity). Prior to co-founding Stealthmode Partners, Dr. Hardaway was Vice President of Corporate Marketing at Innovative Environmental Products, and Manager of Worldwide Press Relations at Intel's Computing Enhancement Group, where she planned the entrance of the intelligent I/O server chip into the OEM market and created the public relations plans for digital imaging, in-car computing, USB, and home networking. As an entrepreneur, Dr. Hardaway built the largest marketing/public relations firm in Phoenix, Arizona before leaving it to join Intel.

RICHARD KEPPLER is a founder of our predecessor, an Arizona corporation also known as SurfNet Media Group, Inc., which merged into the Company's wholly owned subsidiary, SurfNet New Media, Inc., in June 2003 in a reverse triangular merger. From 2001 until 2003, he was the President of Kool Video Productions. From 1998 until 2001, he was the Vice President of Content of the aforementioned Arizona corporation. Before founding the Arizona corporation, he spent 15 years in medium and major radio markets, including Philadelphia, Pennsylvania, Phoenix, Arizona, Trenton, New Jersey and Wilmington, Delaware as a disk jockey and on-air personality.


ITEM 10 - EXECUTIVE COMPENSATION

                                     ANNUAL COMPENSATION                   LONG-TERM COMPENSATION

                                                                            AWARDS             PAYOUTS

NAME AND        YEAR            SALARY      BONUS      OTHER      RESTRICTED    SECURITIES      LTIP       ALL OTHER
PRINCIPAL                       ($)          ($)       ANNUAL        STOCK       UNDERLYING    PAYOUTS     COMPENSATION
POSITION                                            COMPENSATION   AWARD(S)     OPTIONS/         ($)           ($)
                                                        ($)          ($)         SARs
                                                                                 (#)

Robert          Fiscal          104,000                                           60,000
Arkin,          2005
CEO

Eric            Fiscal          62,800                                            60,000
Schedeler,      2005
President

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


The per share exercise price of the common stock subject to an incentive stock option or non-qualified option may not be less than the fair market value of our common stock on the date the option is granted. The per share exercise price of our common stock subject to a non-qualified option will be established by the board of directors. The aggregate fair market value, determined as of the date the option is granted, of our common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $1,000,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of our stock is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of our common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

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

2002 STOCK INCENTIVE PLAN

In January 2002, our Board of Directors approved our 2002 Stock Incentive Plan, which provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. The Plan, which has been approved by our stockholders, is administered by our board of directors, which determines those individuals who are to receive awards and the terms thereof. From inception through fiscal 2005, we have issued options which remain outstanding for the purchase of 308,000 shares of common stock pursuant to the Plan.

2004 STOCK PLAN

In March 2004, we adopted our 2004 Stock Plan pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights ("SARs"). The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of the Company. 2,000,000 shares were reserved for issuance under the Stock Plan, of which, as of the close of fiscal 2005, 1,800,000 shares were issued.

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

Name and Address of Beneficial Owner         Amount and Nature of    Percent
                                             Beneficial Ownership    of Class

Robert Arkin, Chairman, CEO and Director (1)          200,000           1.89%
2801 South Fair Lane
Tempe, AZ 85282

Jay Stulberg, Director                                 17,000           0.16%
2801 South Fair Lane
Tempe, AZ 85282

Sundance Capital Fund I, LP                         1,040,730           9.85%
4515 Chesswood Drive, Unit A
Toronto, Ontario M3J2V6

Daryl A. Gullickson                                   619,777           5.87%
20231 N. 31st Street
Phoenix, AZ  85050

Dennis Postma (2)                                     528,300           5.00%
P.O. Box 668
Pierre, SD 57501

All officers and directors as a group (6 persons)     217,000           2.15%

_________________________________________________
(1) Upon the satisfaction of certain conditions, Robert is entitled to receive from Sundance Capital Fund I, LP up to 400,000 additional shares of our common stock for legal services provided by his former law firm, Robert D. Arkin, PC, to Sundance Capital Fund I, LP in connection with the reverse triangular merger, on June 6, 2003, of our predecessor, an Arizona corporation also known as SurfNet Media Group, Inc. into our wholly owned subsidiary, SurfNet New Media, Inc.
(2) Upon the satisfaction of certain conditions, Dennis is entitled to receive from Sundance Capital Fund I, LP up to 700,000 additional shares of our common stock for consulting services he provided to Sundance Capital Fund I, LP in connection with its up to $1,000,000 investment in SurfNet.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended February 28, 2005, the following related party transaction occurred:

The son of Jay Stulberg, a member of the Board of Directors, loaned us $48,000 in return for a convertible promissory note bearing interest at 12% and convertible at $.60 per share.

Jay Stulberg, before he became a member of the Board of Directors, entered into a consulting agreement with us under which he was paid $60,000 and issued 300,000 shares of common stock.

During fiscal year ended February 28, 2004, the following related party transactions occurred:

We paid Robert D. Arkin, P.C., an affiliate of Robert Arkin, our Chairman and Chief Executive Officer, an aggregate of $25,355 in consideration for legal services rendered by the aforesaid law firm in connection with the following:
The reverse triangular merger of our predecessor, an Arizona corporation also known as SurfNet Media Group, Inc., into our wholly owned subsidiary under
Section 368 of the Internal Revenue Code of 1986; and the up to $1,000,000 equity investment to which Sundance Capital Fund I, LP committed in connection with the aforementioned merger.

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

We entered into an agreement with Richard Keppler, then a member of the Board of Directors, that provides for certain rights relating to the registration of shares of our common stock that Richard owns.

We entered into an agreement with Daryl Gullickson, then an officer, that provides for certain rights relating to the registration of shares of our common stock that Daryl owns.

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

4.14 Mutual Settlement Agreement and Release between SurfNet Media Group, Inc. and Nova Redwood, LLC dated May 23, 2003 (to be filed by amendment)

4.15 Common Stock Purchase Warrant dated as of the Effective Date to Sundance Capital Partners, LLC (incorporated by reference to Exhibit 4.7 on Issuer's Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))

4.16 Registration Rights Agreement dated as of the Effective Date with Sundance Capital Partners, LLC (incorporated by reference to Exhibit 4.8 on Issuer's Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))

4.17 Registration Rights Agreement dated as of the Effective Date with Sundance Capital Partners, LLC (incorporated by reference to Exhibit 4.9 on Issuer's Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))

4.18 Common Stock Purchase Warrant dated as of June 6, 2003 to Nova Redwood, LLC (incorporated by reference to Exhibit 4.10 on Issuer's Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))

4.19 Subscription Agreement with Rayford Jeffreys dated July 17, 2003 (incorporated by reference to Exhibit 4.19 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.20 Piggyback Registration Rights Agreement dated as of July 17, 2003 with Rayford Jeffreys (incorporated by reference to Exhibit 4.20 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.21 Convertible Promissory Note Purchase Agreement dated as of October 20, 2003 with BCC Investment Foundation Holdings Ltd. (incorporated by reference to Exhibit 4.21 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.22 Convertible Promissory Note dated as of October 23, 2003 to BCC Investment Foundation Holdings Ltd. (incorporated by reference to Exhibit 4.22 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.23 Convertible Promissory Note dated as of November 14, 2003 to BCC Investment Foundation Holdings Ltd. (incorporated by reference to Exhibit 4.23 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.24 Subscription Agreement dated as of November 20, 2003 with Bernard Anderson (incorporated by reference to Exhibit 4.24 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.25 Subscription Agreement dated as of February 10, 2004 with Dwight Lynch (incorporated by reference to Exhibit 4.25 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.26 Subscription Agreement dated as of February 10, 2004 with Robert Vohra (incorporated by reference to Exhibit 4.26 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.27 Piggyback Registration Rights Agreement with Murray Zung dated as of February 16, 2004 (incorporated by reference to Exhibit
                  4.27 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.28 Common Stock Purchase Warrant dated as of February 16, 2004 to Murray Zung (incorporated by reference to Exhibit 4.28 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.29 Subscription Agreement dated as of February 18, 2004 with Bernard Anderson (incorporated by reference to Exhibit 4.29 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.30 Piggyback Registration Rights Agreement with Dwight Lynch dated as of March 10, 2004 (incorporated by reference to Exhibit 4.30 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.31 Piggyback Registration Rights Agreement with Robert Vohra dated as of March 10, 2004 (incorporated by reference to Exhibit 4.31 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.32 Piggyback Registration Rights Agreement with Stephen Happas dated as of March 17, 2004 (incorporated by reference to Exhibit 4.32 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.33 Common Stock Purchased Warrant dated March 17, 2004 re to Stephen G. Happas (incorporated by reference to Exhibit 4.33 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.34 Piggyback Registration Rights Agreement with Daryl Gullickson dated as of April 1, 2004 with Daryl Gullickson (incorporated by reference to Exhibit 4.34 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.35 Piggyback Registration Rights Agreement with Richard Keppler dated as of April 1, 2004 (incorporated by reference to Exhibit 4.35 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.36 Piggyback Registration Rights Agreement dated as of April 27, 2004 with Karen B. Haught (incorporated by reference to
                  Exhibit 4.36 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.37 Piggyback Registration Rights Agreement dated as of April 27, 2004 with James P. Haught (incorporated by reference to
                  Exhibit 4.37 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.38 Voting Agreement dated as of May 24, 2004 between Eric Schedeler and Robert Arkin and each of Daryl Gullickson, Richard Keppler, Brian Ching and Francesca Ching (incorporated by reference to Exhibit 4.38 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

4.39 Warrant Agreement with Friedland Capital dated June 1, 2004 (to be filed by amendment)

4.40 Note and Warrant Purchase Agreement dated July 30, 2004 with Trinity Bui (incorporated by reference to Exhibit 4.40 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.41 Amendment No. 1 dated August 17, 2004 to Note and Warrant Purchase Agreement dated July 30, 2004 with Trinity Bui (incorporated by reference to Exhibit 4.41 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.42 Note and Warrant Purchase Agreement dated July 30, 2004 with Beryl Zyskind (incorporated by reference to Exhibit 4.42 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.43 Note and Warrant Purchase Agreement dated July 30, 2004 with Joel Gold (incorporated by reference to Exhibit 4.43 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.44 Convertible Promissory Note to Trinity Bui dated July 30, 2004(incorporated by reference to Exhibit 4.44 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.45 Warrant Agreement with Trinity Bui dated July 30, 2004 (incorporated by reference to Exhibit 4.45 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.46 Convertible Promissory Note to Brian Ching dated July 30, 2004 (incorporated by reference to Exhibit 4.46 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.47 Warrant Agreement with Beryl Zyskind dated July 30, 2004 (incorporated by reference to Exhibit 4.47 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.48              Warrant Agreement with Joel Gold dated July 30,
                  2004(incorporated by reference to Exhibit 4.48 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.49 Convertible Promissory Note to Beryl Zyskind dated August 1, 2004(incorporated by reference to Exhibit 4.49 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.50 Convertible Promissory Note to Joel Gold dated August 1, 2004(incorporated by reference to Exhibit 4.50 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.51 Convertible Promissory Note to Ray Petty dated August 5, 2004(incorporated by reference to Exhibit 4.51 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.52 Settlement Agreement with Mike Embry dated August 11, 2004 (to be filed by amendment)

4.53 Convertible Promissory Note to Trinity Bui dated August 17, 2004(incorporated by reference to Exhibit 4.53 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.54 Warrant Agreement with Trinity Bui dated August 17, 2004 (incorporated by reference to Exhibit 4.54 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.55 Warrant Agreement with Peyton Jackson dated August 25, 2004(incorporated by reference to Exhibit 4.55 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.56 Convertible Promissory Note to Jeff Spenard dated August 25, 2004 (incorporated by reference to Exhibit 4.56 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

4.57 Settlement Agreement with Pamela Thompson dated September 1, 2004 (incorporated by reference to Exhibit 4.57 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.58 Warrant Agreement with Beryl Zyskind dated September 9, 2004 (incorporated by reference to Exhibit 4.58 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.59 Warrant Agreement with Joel Gold dated September 9, 2004 (incorporated by reference to Exhibit 4.59 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.60 Convertible Promissory Note to Beryl Zyskind dated September 9, 2004 (incorporated by reference to Exhibit 4.60 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.61 Convertible Promissory Note to Joel Gold dated September 9, 2004 (incorporated by reference to Exhibit 4.61 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.62 Warrant Agreement with Kelly Black dated October 1, 2004 (incorporated by reference to Exhibit 4.62 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.63 Warrant Agreement with Kelly Black dated October 1, 2004 (incorporated by reference to Exhibit 4.63 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.64 Warrant Agreement with Kelly Black dated October 1, 2004 (incorporated by reference to Exhibit 4.64 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.65 Warrant Agreement with Kelly Black dated October 1, 2004 (incorporated by reference to Exhibit 4.65 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.66 Convertible Promissory Note to Trinity Bui dated October 6, 2004 (incorporated by reference to Exhibit 4.66 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.67 Warrant Agreement with Trinity Bui dated October 6, 2004 (incorporated by reference to Exhibit 4.67 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.68 Warrant Agreement with Beryl Zyskind dated October 12, 2004 (incorporated by reference to Exhibit 4.68 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.69 Warrant Agreement with Joel Gold dated October 12, 2004 (incorporated by reference to Exhibit 4.69 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.70 Convertible Promissory Note to Beryl Zyskind dated October 12, 2004 (incorporated by reference to Exhibit 4.70 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.71 Convertible Promissory Note to Joel Gold dated October 12, 2004 (incorporated by reference to Exhibit 4.71 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.72 Convertible Promissory Note to Trinity Bui dated November 1, 2004 (incorporated by reference to Exhibit 4.72 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.73 Warrant Agreement with Trinity Bui dated November 1, 2004 (incorporated by reference to Exhibit 4.73 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.74 Warrant Agreement with Beryl Zyskind dated November 5, 2004 (incorporated by reference to Exhibit 4.74 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.75 Warrant Agreement with Joel Gold dated November 5, 2004 (incorporated by reference to Exhibit 4.75 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.76 Convertible Promissory Note to Beryl Zyskind dated Novwember 5, 2004 (incorporated by reference to Exhibit 4.76 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

4.77 Convertible Promissory Note to Joel Gold dated November 5, 2004 (incorporated by reference to Exhibit 4.77 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

5.1 Opinion Regarding Legality and Consent of Counsel (incorporated by reference to Exhibits 5.1 and 23.1 on Issuer's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15,
                  2001 and July 5, 2001 (File No. 333-577818))

5.2 Opinion Regarding Legality and Consent of Counsel (incorporated by reference to Exhibits 5.1 and 23.1 on Issuer's Registration Statement on Form S-8, filed on January 10, 2002 (File No. 333-76528))

5.3 Opinion and Consent of Robert D. Arkin, P.C. dated July 19, 2004 (incorporated by reference to Exhibit 5.1 on Issuer's Registration Statement on Form S-8, filed on July 19, 2004 (File No. 333-76528))

10.1              2001 Stock Option Plan (incorporated by reference to Exhibit
                  10.1 on Issuer's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

10.2 Synermedics, Inc. Licensing Agreement (incorporated by reference to Exhibit 10.2 on Issuer's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No.
                  333-577818))

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

10.6 Software Source Code License Agreement with MB Software Solutions dated as of November 14, 2001 (incorporated by reference to Exhibit 10.6 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.7 Professional Services Agreement with R. E. Gross and Associates LLC dated November 14, 2001 (incorporated by reference to Exhibit 10.7 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.8 Consulting Agreement with Jay Stulberg dated as of December 1, 2001 (incorporated by reference to Exhibit 10.8 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.9 Consulting Agreement with Steven H. Epstein dated as of December 15, 2001 (incorporated by reference to Exhibit 10.9 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.10 Consulting Agreement with Bagswell Capital, LLC dated January 2, 2002 (incorporated by reference to Exhibit 10.10 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.11 License Agreement with The KRC Group, Inc. dated as of February 15, 2002 (incorporated by reference to Exhibit 10.11 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.12 License Agreement with Synermedics dated as of February 28, 2002 (incorporated by reference to Exhibit 10.12 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2002 filed on July 5, 2002 (File No. 333-577818))

10.13 Consulting Agreement with Bagswell Capital, LLC dated March 12, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.14 Consulting Agreement with Bagswell Capital, LLC dated April 15, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818)) 1. 10.15
                  Consulting Agreement with Arnold Zweig dated June 1, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.16 Consulting Agreement with David Keaveney and Jason Genet dated May 7, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.17 Consulting Agreement with Ann Strassar dated June 1, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.18 Consulting Agreement with Frank Nassar dated as of June 5, 2002 (incorporated by reference to Exhibit 10._on Issuer's Form 10-QSB for the quarterly period ended August 31, 2002 filed on October 22, 2002 (File No. 333-577818))

10.19 Consulting Agreement with Brewster Financial Group dated November 1, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.20 Consulting Agreement with 534251 Ontario Limited dated November 1, 2002 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

10.21 Separation Agreement and Mutual Release with Daryl Gullickson dated May 23, 2003 (incorporated by reference to Exhibit 10.20 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

10.22 Consulting Agreement with Brook Carey dated July 15, 2003 (incorporated by reference to Exhibit 10.21 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

10.23 Consulting Agreement with Robert Vohra dated October 20, 2003 (incorporated by reference to Exhibit 10.23 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.24 Fee Arrangement Agreement with Anthony E. DePrima P.C. and Stanford E. Lerch P.C. dated December 10, 2003 (incorporated by reference to Exhibit 10.24 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.25 Consulting Agreement with Brook Carey dated March 17, 2004 (incorporated by reference to Exhibit 10.25 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.26 Consulting Agreement with Stephen Happas dated March 17, 2004 (incorporated by reference to Exhibit 10.26 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.27 Stock Escrow Agreement with Stephen Happas dated March 17, 2004 (incorporated by reference to Exhibit 10.27 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.28 SurfNet Media Group, Inc. 2004 Stock Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended February 29, 2004, filed on June 21, 2004 (File No. 333-577818))

10.29 Form of Stock Option Award Agreement dated as of March 17, 2004 (incorporated by reference to Exhibit 10.29 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.30 Stock Option Award Agreement dated as of March 17, 2004 with Hubert Glover (incorporated by reference to Exhibit 10.30 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.31 Stock Option Award Agreement dated as of March 17, 2004 with Robert Arkin (incorporated by reference to Exhibit 10.31 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.32 Stock Option Award Agreement dated as of March 17, 2004 with Eric Schedeler (incorporated by reference to Exhibit 10.32 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.33 Separation Agreement and Mutual Release with James P. Haught dated April 20, 2004 (incorporated by reference to Exhibit
                  10.21 on Issuer's Current Report on Form 8-K filed on May 5, 2004 (File No. 333-577818))

10.34 Separation Agreement and Mutual Release with Karen B. Haught dated April 20, 2004 (incorporated by reference to Exhibit
                  10.34 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.35 Consulting Agreement with BuzSoft Inc. dated May 24, 2004 (incorporated by reference to Exhibit 10.35 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

10.36 Services Agreement with Friedland Capital dated June 1, 2004 (incorporated by reference to Exhibit 10.36 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

10.37 Development Agreement with YP Corp. dated June 8, 2004 (incorporated by reference to Exhibit 10.37 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

10.38 Amendment No. 1 to Consulting Agreement with Buzsoft Inc dated August 12,2004 (incorporated by reference to Exhibit 10.38 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

10.39 Consulting Agreement with Pamplona Capital Inc. dated August 25, 2004 (incorporated by reference to Exhibit 10.39 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

10.40 Services Agreement with Kelly Black dated October 1, 2004 (incorporated by reference to Exhibit 10.40 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

10.41 Amendment No. 1 to Consulting Agreement with Stephen Happas dated October 26,2004 (incorporated by reference to Exhibit
                  10.41 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

10.42 Separation Agreement and Mutual Release with James Nova dated June 25, 2004 (to be filed by amendment)

23.0 Consent of Kingery Crouse & Hohl P.A. dated June 14, 2001 (incorporated by reference to Exhibit 23.0 on Issuer's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

23.1 Opinion and Consent of Thomas P. McNamara, P.A. dated May 3, 2001 (incorporated by reference to Exhibit 5.1 on Issuer's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818))

23.2 Consent of Kingery Crouse & Hohl P.A. dated January 8, 2002 (incorporated by reference to Exhibit 23.2 on Issuer's Registration Statement on Form S-8, filed on January 10, 2002 (File No. 333-76528))

23.3 Opinion and Consent of Raiford & Dixon, LLP dated January 8, 2002 (incorporated by reference to Exhibit 5.1 on Issuer's Registration Statement on Form S-8, filed on January 10, 2002 (File No. 333-76528))

23.4 Opinion and Consent of Raiford & Dixon, LLP dated June 3, 2003 (incorporated by reference to Exhibit 5.1 on Issuer's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on June 5, 2003 (File No. 333-76528))

23.5 Consent of Kingery Crouse & Hohl P.A. dated June 1, 2002 (incorporated by reference to Exhibit 23.2 on Issuer's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on June 5, 2003 (File No. 333-76528))

23.6 23.2 Consent of Epstein, Weber & Conover, P.L.C. dated July 19,2004 (incorporated by reference to Exhibit 23.2 on the Issuers' Registration Statement on Form S-8, filed on July 19, 2004 (File No. 333-76528))

31.1 Chief Executive Officer Certification to Section 302 of the Sarbanes-Oxley Act of 2002 2003 (incorporated by reference to
                  Exhibit 31.1 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

31.2 Chief Financial Officer Certification to Section 302 of the Sarbanes-Oxley Act of 2002 2003 (incorporated by reference to
                  Exhibit 31.2 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

31.3 Chief Executive Officer Certification to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 on Issuer's Report on Form 10-QSB/A for the quarterly period ended August 31, 2003 filed on January 8, 2004 (File No. 333-577818))

31.4 Chief Financial Officer Certification to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.4 on Issuer's Report on Form 10-QSB/A for the quarterly period ended August 31, 2003 filed on January 8, 2004 (File No. 333-577818))

31.5 Chief Executive Officer Certification to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 on Issuer's Report on Form 10-QSB/A for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

31.6 Chief Financial Officer Certification to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.4 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

31.7 Certification of Chief Executive Officer and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002 dated July 16, 2003 (incorporated by reference to Exhibit 99.1 on Issuer's Report on Form 10-KSB for the annual period ended February 28, 2003 filed on July 16, 2003 (File No. 333-577818))

31.8 Certification of Chief Executive Officer and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002 dated July 16, 2003 (incorporated by reference to Exhibit 10 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2002 filed on August 9, 2002 (File No. 333-577818))

31.9              Certification of Chairman and Chief Financial Officer Under
                  Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2004 (incorporated by reference to Exhibit 31.9 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2004 filed on August 6, 2004 (File No. 333-577818))

31.10             Certification of Chairman and Chief Financial Officer Under
                  Section 302 of the Sarbanes-Oxley Act of 2002 dated October 14, 2004 (incorporated by reference to Exhibit 31.10 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

31.11             Certification of Chairman and Chief Financial Officer Under
                  Section 302 of the Sarbanes-Oxley Act of 2002 dated February 7, 2005 (incorporated by reference to Exhibit 31.11 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

31.12             Certification of Chairman and Chief Financial Officer Under
                  Section 302 of the Sarbanes-Oxley Act of 2002 dated June 15, 2004 (incorporated by reference to Exhibit 31.9 on Issuer's Report on Form 10-KSB for the annual period ended February 29, 2004 filed on June 21 2004 (File No. 333-577818))

31.13 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated June 30, 2005

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

32.3 Chief Executive Officer Certification to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

32.4 Chief Financial Officer Certification to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.4 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

32.5              Certification of Chairman and Chief Financial Officer Under
                  Section 906 of the Sarbanes-Oxley Act of 2002 dated June 15, 2004 (incorporated by reference to Exhibit 32.5 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

32.6              Certification of Chairman and Chief Financial Officer Under
                  Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2004 (incorporated by reference to Exhibit 32.6 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2004 filed on August 6, 2004 (File No. 333-577818))

32.7              Certification of Chairman and Chief Financial Officer Under
                  Section 906 of the Sarbanes-Oxley Act of 2002 dated October 14, 2004 (incorporated by reference to Exhibit 32.7 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

32.8              Certification of Chairman and Chief Financial Officer Under
                  Section 906 of the Sarbanes-Oxley Act of 2002 dated February 7, 2005 (incorporated by reference to Exhibit 32.8 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

32.9 Certification of Chief Executive Officer and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002 dated June 30, 2005

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

99.5 Press Release dated September 2, 2003 (incorporated by reference to Exhibit 99.4 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

99.6 Press Release dated September 10, 2003 (incorporated by reference to Exhibit 99.5 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

99.7 Press Release dated October 29, 2003 (incorporated by reference to Exhibit 99.6 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2003 filed on October 30, 2003 (File No. 333-577818))

99.8 Press Release dated November 6, 2003 (incorporated by reference to Exhibit 99.7 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

99.9 Press Release dated January 7, 2004 (incorporated by reference to Exhibit 99.8 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2003 filed on January 20, 2004 (File No. 333-577818))

99.10 Press Release dated January 21, 2004 (incorporated by reference to Exhibit 99.10 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

99.11 Press Release dated January 22, 2004 (incorporated by reference to Exhibit 99.11 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

99.12 Press Release dated January 29, 2004 (incorporated by reference to Exhibit 99.12 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

99.13 Press Release dated February 3, 2004 (incorporated by reference to Exhibit 99.13 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

99.14 Press Release dated March 2, 2004 (incorporated by reference to Exhibit 99.14 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

99.15 Press Release dated March 3, 2004 (incorporated by reference to Exhibit 99.15 on Issuer's Report on Form 10-KSB/A for the annual period ended February 29, 2004 filed on June 21, 2004 (File No. 333-577818))

99.16 Press Releases dated April 23, 2004 (incorporated by reference to Exhibit 99.16 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2004 filed on August 6, 2004 (File No. 333-577818))

99.17             Press Release dated July 13, 2004 incorporated by reference to
                  Exhibit 99.17 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2004 filed on August 6, 2004 (File No. 333-577818))

99.18             Press Release dated July 15, 2004 incorporated by reference to
                  Exhibit 99.18 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2004 filed on August 6, 2004 (File No. 333-577818))

99.19             Press Release dated July 15, 2004 incorporated by reference to
                  Exhibit 99.19 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2004 filed on August 6, 2004 (File No. 333-577818))

99.20             Press Release dated July 21, 2004 incorporated by reference to
                  Exhibit 99.20 on Issuer's Report on Form 10-QSB for the quarterly period ended May 31, 2004 filed on August 6, 2004 (File No. 333-577818))

99.21 Press Release dated August 20, 2004 (incorporated by reference to Exhibit 99.21 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

99.22 Press Release dated August 24, 2004 (incorporated by reference to Exhibit 99.22 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

99.23 Press Release dated August 30, 2004 (incorporated by reference to Exhibit 99.23 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

99.24 Press Release dated October 5, 2004(incorporated by reference to Exhibit 99.24 on Issuer's Report on Form 10-QSB for the quarterly period ended August 31, 2004 filed on October 18, 2004 (File No. 333-577818))

99.25 Press Release dated October 20, 2004 (incorporated by reference to Exhibit 99.25 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.26 Press Release dated October 21, 2004 (incorporated by reference to Exhibit 99.26 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.27 Press Release dated October 25, 2004 (incorporated by reference to Exhibit 99.27 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.28 Press Release dated October 29, 2004 (incorporated by reference to Exhibit 99.28 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.29 Press Release dated November 4, 2004 (incorporated by reference to Exhibit 99.29 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.30 Press Release dated November 5, 2004 (incorporated by reference to Exhibit 99.30 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.31 Press Release dated November 12, 2004 (incorporated by reference to Exhibit 99.31 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.32 Press Release dated November 23, 2004 (incorporated by reference to Exhibit 99.32 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.33 Press Release dated November 29, 2004 (incorporated by reference to Exhibit 99.33 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.34 Press Release dated December 2, 2004 (incorporated by reference to Exhibit 99.34 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.35 Press Release dated December 9, 2004 (incorporated by reference to Exhibit 99.35 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.36 Press Release dated December 16, 2004 (incorporated by reference to Exhibit 99.36 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.37 Press Release dated December 22, 2004(incorporated by reference to Exhibit 99.37 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.38 Press Release dated December 23, 2004 (incorporated by reference to Exhibit 99.38 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.39 Press Release dated December 28, 2004 (incorporated by reference to Exhibit 99.39 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.40 Press Release dated December 29, 2004 (incorporated by reference to Exhibit 99.40 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.41 Press Release dated December 30, 2004 (incorporated by reference to Exhibit 99.41 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.42 Press Release dated January 5, 2005 (incorporated by reference to Exhibit 99.42 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.43 Press Release dated January 7, 2005 (incorporated by reference to Exhibit 99.43 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.44 Press Release dated January 7, 2005 (incorporated by reference to Exhibit 99.44 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.45 Press Release dated January 11, 2005(incorporated by reference to Exhibit 99.45 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.46 Press Release dated January 11, 2005(incorporated by reference to Exhibit 99.46 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.47 Press Release dated January 13, 2005 (incorporated by reference to Exhibit 99.47 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.48 Press Release dated January 19, 2005 (incorporated by reference to Exhibit 99.48 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.49 Press Release dated January 19, 2005 (incorporated by reference to Exhibit 99.49 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.50 Press Release dated January 26, 2005 (incorporated by reference to Exhibit 99.50 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.51 Press Release dated February 1, 2005 (incorporated by reference to Exhibit 99.51 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.52 Press Release dated February 2, 2005 (incorporated by reference to Exhibit 99.52 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

99.53 Press Release dated February 4, 2005 (incorporated by reference to Exhibit 99.53 on Issuer's Report on Form 10-QSB for the quarterly period ended November 30, 2004 filed on February 8, 2005 (File No. 333-577818))

(incorporated by reference to Exhibit 4.9 on Issuer's Report on Form 8-K filed on July 18, 2003 (File No. 333-577818))


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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms10-QSB are as follows:

                                                      Fiscal Year

                                                 2004               2005

           Audit fees                         $25.500            $35,475
           Audit-related fees                  $1,400                  -
                                 Total        $26,900            $35,475

The Company did not incur any fees for tax or other services for each of the last two fiscal years from its principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURFNET MEDIA GROUP, INC.
("Issuer")


By: /s/ Robert Arkin
    ----------------
 Robert Arkin
 Chairman, Chief Executive Officer and Chief Financial Officer

Date:    June 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



  /s/ Robert Arkin               Chairman, Chief Executive Officer,
_________________________        Chief Financial Officer and Director
Robert Arkin


                                 Director
  /s/ Hubert Glover
_________________________
Hubert Glover


                                 President and Director
  /s/ Eric Schedeler
_________________________
Eric Schedeler


                                 Director
  /s/ Jay Stulberg
_________________________
Jay Stulberg