Form 10QSB
period 2005-05-31
SURFNET MEDIA GROUP INC
filed 2005-07-15
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on July 15, 2005 was 12,442,889.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                            SURFNET MEDIA GROUP, INC.

        INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of May 31, 2005                                      3
         Statements of Operations for the three months
         ended May 31, 2005 and 2004                                           4
         Statement of Stockholders' Deficit for the three months
         ended May 31, 2005                                                    5
         Statements of Cash Flows for the three months
         ended May 31, 2005 and 2004                                           6
         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds                                                  16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     23

SIGNATURES                                                                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SURFNET MEDIA GROUP, INC.
BALANCE SHEET (UNAUDITED)
MAY 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $    48,133
Employee advances                                                         6,114
Deferred expenses                                                        39,844
                                                                    -----------
Total current assets                                                     94,091

Property, plant and equipment - net                                      71,627
Deposits and other assets                                                77,550
                                                                    -----------

     Total assets                                                   $   243,268
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                            $   375,727
Compensation and related taxes                                          425,158
Accrued interest                                                        106,287
Other accrued liabilities                                               220,485
Deferred revenue                                                        449,561
Debt due in one year                                                    499,300
Bank Loan                                                                20,000

     Total current liabilities                                        2,096,519
                                                                    -----------

Long term debt, less current portion                                    416,977
                                                                    -----------

                                                                     (2,270,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   243,268
                                                                    ===========

SURFNET MEDIA GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      For the         For the
                                                   Three months    Three months
                                                       Ended           Ended
                                                   May 31, 2005    May 31, 2004

REVENUES                                           $    240,247    $    310,581

COSTS AND EXPENSES:

Production                                              290,268         385,496
General & administrative                                328,900         428,302

Depreciation & amortization                              12,179           6,676

Interest expense                                        118,775           9,122

Other (income) expense                                       --        (273,026)
                                                   ------------    ------------
                                                        750,122         556,570
                                                   ------------    ------------

NET LOSS                                           $   (509,975)   $   (245,989)
                                                   ============    ============

NET LOSS PER SHARE -
    basic and fully diluted                        $      (0.06)   $      (0.09)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - basic and fully diluted                 9,205,535       3,551,231
                                                   ------------    ------------

SURFNET MEDIA GROUP, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE QUARTER ENDED MAY 31, 2005 (UNAUDITED)

                           COMMON STOCK
                                                  PAID IN          STOCK
                        SHARES       AMOUNT       CAPITAL       SUBSCRIPTION       DEFICIT           TOTAL
                        ------       ------       -------       ------------       -------           -----
BALANCE -              8,973,125      $ 897      $4,891,222      $(402,805)      $(6,399,380)     $(1,910,069)
FEBRUARY 28, 2005

COMMON STOCK             628,700         63         149,653                                           149,716
ISSUED FOR
SERVICES
AND PAYMENT
OF VENDOR
TRADE
OBLIGATIONS

NET LOSS                                                                            (509,875)        (509,875)

                       9,601,889       $960      $5,040,875      $(402,808)      $(6,909,255)     $(2,270,228)
                       =========       ====      ==========      =========       ===========      ===========

SURFNET MEDIA GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the         For the
                                                   Three Months    Three Months
                                                       ended           ended
                                                   May 31, 2005    May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $   (509,875)   $   (245,989)
Non-cash items:
  Depreciation and amortization                          12,179           6,677
  Common stock issued for services                      149,716          76,101
  Amortization of deferred financing costs               95,000              --
  Gain on common stock returned                              --        (273,026)
  Warrants issued for services                               --              --
Changes in assets and liabilities:
  Deferred expenses                                     (28,892)        (20,988)
  Deferred revenues                                     172,824         (12,546)
  Other assets                                          (30,700)
  Accounts payable and accrued liabilities               40,160         122,443
                                                   ------------    ------------

CASH (USED) IN OPERATING ACTIVITIES:                    (68,888)       (378,028)
                                                   ------------    ------------

CASH FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                           --           7,432
  Cash used in investing activities                          --          (7,432)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   --         327,000
  Issuance of convertible notes payable                 115,000              --
  Principal payments on notes payable                    (1,383)         (1,286)
                                                   ------------    ------------

CASH PROVIDED BY FINANCING ACTIVITIES:                  113,617         325,714
                                                   ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                 44,729         (59,746)
                                                                   ------------
  Cash and cash equivalents, beginning of period          3,404          72,444
                                                   ------------    ------------
  Cash and cash equivalents, end of period         $     48,133    $     12,698
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                           $        157    $        767
                                                   ============    ============
  Cash paid for income taxes                       $          0    $          0
                                                   ============    ============

Payment of vendor obligations with stock
   For services                                    $    149,716    $     76,101
                                                   ============    ============

Gain on return of stock                            $          0    $   (273,026)
                                                   ============    ============

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying interim condensed financial statements for SurfNet Media Group, Inc. the "Company") have been prepared by management without audit by an independent registered public accounting firm pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal and recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-KSB for the fiscal year ended February 28, 2005. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 28, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of $2,305,228 at May 31, 2005. The Company anticipates continuing losses for the period of time required to execute its business plan and will require a significant amount of capital to proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. However, there is no assurance that the Company will be able to secure adequate financing and/or ultimately realize profitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," became effective. SFAS No. 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forms disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model.

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

Expected life in years                                 5.0
Expected stock price volatility                        198%
Risk-free interest rate                               3.72%
Weighted Average fair value per option/warrant       $1.29

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the year ended December 31:

                                                         May 31, 2005
                                                         ------------

Net loss - as reported                                   $   (509,975)
   Stock based compensation included in
      Determination of net loss                                   -0-
Deduct:
   Stock based employee compensation determined
      Under fair value based method for all awards,
      net of related tax effects                           (1,091,250)

Net loss - pro forma                                     $ (1,601,225)
                                                         ============

Basic and diluted loss per share - as reported           $      (0.06)
                                                         ============
Basic and diluted loss per share - pro forma             $      (0.17)
                                                         ============

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at May 31, 2005:

Convertible note payable, original maturity date of
   March 1, 2003, interest at 8% per annum, converted
   subsequent to May 31, 2005                            $    100,000

Convertible Notes payable, due in October 2005,
   Interest at 18%, convertible at .17 per share              335,000

Note due January 2006 to related party 12% interest,
   convertible at .17 per shares                               48,000

Convertible notes payable
Maturity date of October 29, 2010,
Interest at 10% per annum convertible at $0.65
Per common share; converted subsequent
   to February 28, 2005                                       300,000

Equipment note payable; interest at 7.2% per annum;             8,060

Convertible note payable, convertible at $.25 per share       150,000

Employee notes payable; due fiscal 2007                       114,000

Interest at 12%, convertible at $.65 per share               (138,783)
                                                         ------------

                                                              916,277

      Less: Current portion                                  (499,300)
                                                         ------------

      Long term portion                                  $    416,927
                                                         ============

Future cash maturities of principal at May 31, 2005 are as follows:

                       2006                   $   638,082
                       2007                       116,977
                       2008                           -0-
                       2009                           -0-
                       Thereafter                 300,000
                                              -----------
                            Total             $1 ,055,059
                                              ===========

Amortization of debt discount of approximately $95,000 is included in interest expense for the quarter ended May 31, 2005. Due to beneficial conversion features and the value allocated to warrants issued with convertible debt, the effective interest rates on convertible debt range from approximately 63% to 87%.

Subsequent to May 31, 2005, $100,000 of notes payable due in 2006 were converted into 480,000 shares of common stock and $300,000 of convertible notes payable due 2010 were converted into 454,300 common shares. The Company anticipates that of the remaining $538,000 of debt due in 2006, $5,000 will be paid in cash with the remaining balances of $533,000 converted into common stock.

The convertible notes payable due in October are convertible $0.17 per share subject to adjustment if shares outstanding exceed 12,000,000.

NOTE 4 - COMMON STOCK

As explained in Note 3, the Company issued 934,300 shares for the conversion of convertible notes subsequent to May 31, 2005. In addition, the Company has reserved 3,454,041 shares for the conversion of the remaining convertible notes payable.

The Company has issued warrants convertible into common stock as follows:

                  Shares Reserved                Conversion Price
                       250,000                        $  .20
                       100,000                        $  .35
                       207,000                        $  .43
                       450,000                        $  .50
                       563,233                        $  .60
                       700,000                        $ 1.00
                        16,667                        $ 1.50
                       300,000                        $ 1.75
                        75,000                        $ 2.00
                        10,000                        $10.00
                     2,672,780

During the quarter ended May 31, 2005, the Company issued options to purchase in the aggregate 4,500,000 shares of common stock of the Company to the Chairman and CEO and the President at $0.25 per share, representing the fair value at the date of grant.

NOTE 5 - SUBSEQUENT EVENTS:

In June 2005, the Company raised $200,000 cash through the issuance of 800,000 shares of common stock.

NOTE 6 - LOSS PER SHARE:

At May 31, 2005, the net loss per share does not include potentially dilutive securities of 6,455,780 shares applicable to options and warrants outstanding and 4,054,000 shares that are applicable to convertible notes payable because such items are anti-dilutive.

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

RESULTS OF OPERATIONS

The discussion of the results of operations compares the three months ended May 31, 2005 with the three months ended August 31, 2004, and the three months ended May 31, 2005 with the three months ended August 31, 2004.

2005 VS. 2004

Revenues for the quarter ending May 31, 2005 were $240,247 a decline of $70,334 or 23% from the comparable quarter of the previous year. This decline was due to reduced contract closings in the months preceding the start of the quarter due principally to the re-organization of the company that was being finalized at that time. Subsequently, contract closings have increased and the company anticipates increased revenues in future quarters.

Costs of production were $290,268, a reduction of $95,228 of 25% from the comparable period of the prior year. This decline occurred as a result of the previously discussed reorganization which resulted in outsourcing of production function and reduction of personnel.

General and administrative expenses were $328,900, a reduction of $99,402 of 23% from the comparable period of the prior year. This reduction results principally from a reduction in payroll expenses as a result of the re-organization previously discussed.

Interest expense was $118,775 an increase of $109,053 due the interest cost of the convertible notes.

Other income of $273,026 in 2004 arose from the return of common stock. There was no comparable transaction in 2005.

The net loss of $(509,875) in 2005 was greater than the net loss of $(245,989) in 2004 because of the other income of $273,026 in 2004 and the increased interest expense offset the net benefit from expense reductions in 2005 arising from the re-organization.

2004 VS. 2003

Net revenues for the three months ended May 31, 2004 were approximately $311,000, an increase of 327% from the approximately $95,000 reported for the same period of the prior fiscal year. We attribute this revenue increase primarily to growth in sales of our Internet radio networks. At May 31, 2004, the Company delivered, through VoiceAmerica Radio and BusinessAmerica Radio, approximately 150 hours of live programs and scheduled replays weekly. As of May 31, 2004, the Company had contracts with a total of approximately 75 talk show hosts compared to approximately 25 talk show hosts at the close of comparable 2003 period.

General and administrative expenses and cost of production were approximately $814,000 for the three months ended May 31, 2004, compared to approximately $698,000 for the comparable 2003 period, an increase of approximately 17%. This expense increase compares to the corresponding 327% revenue increase.

For the three-month period ended May 31, 2004, the net loss before extraordinary loss on extinguishment of debt (no tax effect) is approximately $246,000, compared to approximately $1,548,000 for the corresponding 2003 period. The net loss for the three-month period ended May 31, 2004 includes approximately $76,000 in non-cash, stock-based expenses representing shares issued for services. The net loss for the corresponding 2003 period includes approximately$1,363,000 in non-cash, stock-based expenses representing shares issued for services, a loan guarantee and loss on extinguishment of debt. Excluding non-cash, stock-based expenses and loss on extinguishment of debt, the net loss attributable to common stockholders for the 2004 period is approximately$170,000 compared to approximately $185,000 for the comparable 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended May 31, 2005, cash used in operations was $68,888 an improvement over the $378,028 used in operations in the comparable quarter of the prior year. This improvement resulted from cash generated from increased contract closings in the quarter and a reduction in expenses arising from the previously discussed re-organization. However, cash from the contract closings and other revenues was not adequate to cover operating costs. Subsequent to May 31, 2005, the Company raised $200,000 from the issuance of common stock. This amount has been utilized to reduce delinquent payroll taxes and other liabilities.

The $68,888 cash used in operations in the quarter was funded through the issuance of $150,000 of convertible notes payable less $35,000 in commissions paid. As of May 31, 2005, the Company had notes payable convertible into common stock aggregating $1,047,000. Of this amount, $400,000 has subsequently been converted into common stock and $383,000 of Notes, together with related accrued interest, due in fiscal 2006 are anticipated to automatically convert into common stock in October 2005. The remaining Notes, aggregating $113,000 are not due until after the 2006 fiscal year, are also anticipated to be converted into common stock. The Company also has a bank loan aggregating $20,000 which is due on demand and has been guaranteed by a former officer, and an equipment financing obligation of $18,060, which is due monthly through 2007.

The Company believes that its required capital expenditures for fiscal 2006 will not exceed $100,000.

As noted above, the Company does not have adequate cash or projected cash flow to fund its operations and continuation of its operations is dependent upon its ability to raise additional capital through equity and debt issuances.

CRITICAL ACCOUNTING ESTIMATE

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have estimated a $2,549,600 deferred income tax asset of which $1,702,000 relates to net operating loss carryforwards at May 31, 2005. Management determined that because have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was approximate to provide a valuation allowance for the total deferred income tax asset.

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our principal executive and accounting officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32.10 and accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2005, the Company authorized the issuance of 200,000 shares of Common Stock to a consultant providing marketing services based upon a value of $.20 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 5, 2005, a majority of the stockholders of the Company, by written consent, approved an amendment and restatement of the Company's Certificate of Incorporation.

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER      DOCUMENT
--------------      --------

31.14 Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated July 15, 2005o

32.10 Certification of Chief Executive Officer and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002 dated July 15, 2005o

REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurfNet Media Group, Inc. ("Registrant")


By:   /s/ Robert D. Arkin
      -------------------
      Robert D. Arkin
      Chairman, Chief Executive Officer and Chief Financial Officer Principal Executive, Financial and Accounting Officer

Date: July 15, 2005