Form 10QSB
period 2005-08-31
MODAVOX INC
filed 2005-10-24
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 333-57818

                                  MODAVOX, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on October 21, 2005 was 12,732,889.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  MODAVOX, INC.

       INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of August 31, 2005                                3
         Statements of Operations for the six months
         ended August 31, 2005 and 2004                                     4
         Statement of Stockholders' Deficit for the six months
         ended August 31, 2005                                              5
         Statements of Cash Flows for the six months
         ended August 31, 2005 and 2004                                     6
         Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation         11

Item 3.  Controls and Procedures                                           15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                          16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                 24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MODAVOX, INC.
BALANCE SHEET (UNAUDITED)
AUGUST 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $    16,826
Employee advances                                                        6,104
Deferred expenses                                                       60,962
                                                                   -----------
Total current assets                                                    83,891

Property, plant and equipment - net                                     64,081
Deposits and other assets                                               40,977
                                                                   -----------
     Total assets                                                  $   188,949
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                           $   439,051
Compensation and related taxes                                         351,186
Accrued interest                                                        88,270
Other accrued liabilities                                              219,985
Deferred revenue                                                       630,935
Debt due in one year                                                   538,266
Bank Loan                                                               20,000
                                                                   -----------
     Total current liabilities                                       2,287,693
                                                                   -----------

STOCKHOLDERS' DEFICIT
Common Stock, $0.0001 par value, 100,000,000 shares
authorized, 12,458,080 shares issued and outstanding                     1,245
Preferred Stock, $0.0001 par value, 25,000,000 shares
authorized, 0 shares issued and outstanding                                  0
Additional paid in capital                                           6,292,661
Stock subscription receivable                                         (402,808)
Accumulated deficit                                                 (7,989,842)
                                                                   -----------
                                                                    (2,098,743)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   188,949
                                                                   ===========

MODAVOX, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the         For the         For the         For the
                                                      Three months     Six months     Three months     Six months
                                                         Ended           Ended           Ended           Ended
                                                       August 31,      August 31,      August 31,      August 31,
                                                          2005            2005            2004            2004
REVENUES                                              $    289,699    $    529,876    $    279,702    $    590,283
                                                      ------------    ------------    ------------    ------------
      COSTS AND EXPENSES
      General & administrative                           1,141,268       1,758,561         873,076       1,686,824
      Legal expense                                         12,348          14,223              --              50
      Depreciation                                          11,843          24,022          10,706          17,382
      Interest expense                                     213,776         332,551         116,048         125,170
                                                      ------------    ------------    ------------    ------------
Total                                                    1,379,235       2,129,358         999,830       1,829,426
      Loss from operations                              (1,089,536)     (1,599,482)       (720,128)     (1,239,143)

Settlement income / (loss)                                      --              --         (53,000)        (53,000)
      Other income                                           8,950           9,020              15         273,041
                                                      ------------    ------------    ------------    ------------
      NET LOSS                                        $ (1,080,586)   $ (1,590,462)   $   (773,113)   $ (1,019,102)
                                                      ------------    ------------    ------------    ------------
      NET LOSS PER SHARE - basic and diluted          $      (0.09)   $      (0.15)   $      (0.11)   $      (0.14)
                                                      ------------    ------------    ------------    ------------
      WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      - basic and fully diluted                         12,020,761      10,712,139       7,348,599       7,159,427

MODAVOX, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE QUARTER ENDED AUGUST 31, 2005 (UNAUDITED)

                                             Common Stock             Paid in          Stock
                                          Shares        Amount        Capital       Subscription       Deficit          Total
                                          ------        ------        -------       ------------       -------          -----
Balance - February 28, 2005               8,973,125     $   897      $4,891,222       $(402,808)     $(6,399,380)    $(1,910,069)

Common Stock Issued for Services
and payment of vendor trade
obligations                               1,150,655         115         244,516                                           244,631
Common Stock Issued for cash (net
of transaction costs)                       800,000          80         179,920                                           180,000
Common Stock Issued on conversion
of debt                                   1,534,300         153         510,313                                           510,466

Value of warrants granted for
Services                                                                404,840                                           404,840

Value of warrants and beneficial
conversion feature related to
issuance of debt                                                         61,850                                            61,850

Net Loss                                                                                              (1,590,462)      (1,590,462)

Balance - August 31, 2005                12,458,080     $ 1,245      $6,292,661       $(402,808)     $(7,989,842)     $(2,098,743)
                                         ==========     =======      ==========       =========      ===========      ===========

--------------------------------------------------------------------------------
MODAVOX, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Six    For the Six
                                                    Months ended   Months ended
                                                      August 31,     August 31,
                                                         2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             (1,590,462)    (1,019,102)
Non-cash items:
  Depreciation and amortization                          24,022         17,382
  Common stock issued for services                      244,631        336,102
  Amortization of deferred financing costs              214,990             --
  Gain on common stock returned                              --       (273,026)
  Warrants issued for services                          404,840         79,254
  Amortization of beneficial conversion feature         105,000
  Amortization of deferred rent                         (41,333)
Changes in assets and liabilities:
  Deferred expenses                                     (43,896)
  Deferred revenues                                     354,198        (17,114)
  Other assets                                           (5,095)       (74,546)
  Accounts payable and accrued liabilities              163,050        268,614
                                                    -----------    -----------
CASH (USED) IN OPERATING ACTIVITIES:                   (275,055)      (577,436)
                                                    -----------    -----------
CASH FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                       (3,733)       (37,149)
                                                    -----------    -----------
  Cash used in investing activities                      (3,733)       (37,149)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                              180,000        337,000
  Issuance of convertible notes payable                 115,000        219,000
  Principal payments on notes payable                    (2,790)        (2,157)
                                                    -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES:                  292,210        553,843
                                                    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS:                 13,422        (60,742)
                                                    -----------    -----------
  Cash and cash equivalents, beginning of period          3,404         72,444
                                                    -----------    -----------
  Cash and cash equivalents, end of period               16,826         11,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $     2,258    $     2,274
                                                    ===========    ===========
  Cash paid for income taxes                        $         0    $         0
                                                    ===========    ===========
Value of warrants and beneficial conversion
feature related to debt issuance                    $    61,850    $         0
                                                    ===========    ===========
Conversion of promissory notes
and related accrued interest to stock                   510,466    $         0
                                                    ===========    ===========
Gain on return of stock                             $         0    $  (273,026)
                                                    ===========    ===========

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying interim condensed financial statements for Modavox, Inc. the "Company") have been prepared by management without audit by an independent registered public accounting firm pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal and recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-KSB for the fiscal year ended February 28, 2005. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 28, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of $2,098,743 at August 31, 2005. The Company anticipates continuing losses for the period of time required to execute its business plan and will require a significant amount of capital to proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. However, there is no assurance that the Company will be able to secure adequate financing and/or ultimately realize profitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

Expected life in years                               5.0
Expected stock price volatility                      198%
Risk-free interest rate                              3.72%
Weighted Average fair value per option/warrant       $0.22

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the six months ended August 31:

                                                                AUGUST 31, 2005
Net loss - as reported                                          $    (1,590,462)
Add:
   Stock based compensation included in
         Determination of net loss                                      649,471
Deduct:
   Stock based employee compensation determined
         Under fair value based method for all awards,
         net of related tax effects                                  (1,924,471)
                                                                ---------------
Net loss - pro forma                                            $    (2,865,462)
                                                                ===============
Basic and diluted loss per share - as reported                  $         (0.15)
Basic and diluted loss per share - pro forma                    $         (0.27)

NOTE 3 - NOTE PAYABLE

The notes payable consist of the following at August 31, 2005:

Convertible Notes payable, due in October
2005, Interest at 18%, convertible at .17 per share             $       335,000

Note due January 2006 to related party 12% interest,
convertible at $0.17 per share                                           48,000

Convertible notes payable
Maturity date of October 29, 2010,
Interest at 10% per annum convertible at $0.65
Per common share; converted subsequent to February 28, 2005              88,404

Equipment note payable; interest at 7.2% per annum;                       6,553

Employee notes payable; due fiscal 2007                                 114,000
Interest at 12%, convertible at $.65 per share

Debt discount                                                           (53,791)
                                                                ---------------
Long term portion                                                             0

Current portion of long term debt                                       538,266
                                                                ===============

Future cash maturities of principal at August 31, 2005 are as follows:

                        2006              $ 538,265

Amortization of debt discount of approximately $214,990 is included in interest expense for the six months ended August 31, 2005. Due to beneficial conversion features and the value allocated to warrants issued with convertible debt, the effective interest rates on convertible debt range from approximately 63% to 87%.

The Company anticipates that of the remaining $538,000 of debt due in 2006, $5,000 will be paid in cash with the remaining balances of $533,000 converted into common stock.

The convertible notes payable due in October 2005 are convertible $0.17 per share subject to adjustment if shares outstanding exceed 12,000,000.

During the quarter ended August 31, 2005, (i) the $100,000 principal amount promissory note plus accrued interest due to Dana, LLC was converted to 480,000 shares of common stock; (ii) the $150,000 principal amount promissory note plus accrued interest due to Pamplona Capital, Inc. was converted to 600,000 shares of common stock; and (iii) two promissory notes each in the principal amount of $100,000 plus accrued interest due to BCC Investment Foundation Holdings Ltd and $11,596 plus accrued interest of a third promissory note payable to BCC Investment Foundation Holdings Ltd. in the principal amount of $50,000 was converted to 454,300 shares of common stock.

NOTE 4 - COMMON STOCK

The Company has reserved 2,962,965 shares for the conversion of the remaining convertible notes payable.

The Company has issued warrants convertible into common stock as follows:

                  Shares Reserved            Conversion Price

                       250,000                     $ .20
                       450,000                     $ .25
                       100,000                     $ .35
                     1,000,000                     $ .40
                       207,000                     $ .43
                       450,000                     $ .50
                       563,233                     $ .60
                       700,000                     $1.00
                        16,667                     $1.50
                       300,000                     $1.75
                        75,000                     $2.00
                        10,000                    $10.00
                     ---------
                     4,122,780

During the six months ended August 31, 2005, the Company issued options to purchase in the aggregate 5,100,000 shares of common stock of the Company to the Chairman and CEO, the President and Directors at $0.25 per share, representing the fair value at the date of grant.

NOTE 5 - SUBSEQUENT EVENTS:

On September 1, 2005, the Company issued an incentive stock option to a key employee of the Company to purchase 300,000 shares of common stock at $.25 per share. The option vests over a three-year period at the rate of 100,000 shares per year, with the first installment vesting at the completion of one year from the date of grant.

On September 1, 2005, the Company issued a nonqualified stock option to a former employee of the Company to purchase 100,000 shares of common stock at $.25 per share in connection with the employee's departure from the Company.

On October 5, 2005, the Company terminated for cause a Consulting Agreement it entered into on June 8, 2005 with David Martin.

On October 18, 2005, the Company's Chairman, Chief Executive Officer and Chief Financial Officer resigned his position as Chief Executive Officer. To fill the vacancy created by this resignation, the Board of Directors elected David Ide as the Company's Chief Executive Officer.

NOTE 6 - LOSS PER SHARE:

At August 31, 2005, the net loss per share does not include potentially dilutive securities of 9,796,820 shares applicable to options and warrants outstanding and 2,962,965 shares that are applicable to convertible notes payable because such securities are anti-dilutive.

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

Modavox Inc. (the "Company") produces weekly talk radio content programs that are distributed 24/7 on the Internet through our flagship "Voice America" channel at WWW.VOICEAMERICA.COM. Currently, the Company derives its revenues through Production fees received from hosts featured on the talk radio content programs and recently Sponsor fees received from sponsors of certain of these programs. Production fees are generally sold in 13-week segments and are generally prepaid. Sponsor fees are generally split with the Host. The Company has developed an E-commerce technology that will now allow Host and Sponsors to sell products and services on their programs. In future periods the Company expects to earn revenues through the use by Hosts and Sponsors of this E-commerce technology. The Company has also recently begun to market its patented "Metaphor" technology on a platform that will allow business and specialty and affinity groups to communicate live and stored voice and video content to intended audiences over secure internet channels. The Company believes that it will obtain future revenues from this marketing initiative.

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

RESULTS OF OPERATIONS

The discussion of the results of operations compares the three months ended August 31, 2005 with the three months ended August 31, 2004, and the six months ended August 31, 2005 with the six months ended August 31, 2004.

2005 VS. 2004 QUARTER ENDING AUGUST 31ST

Revenues for the quarter ending August 31, 2005 were $289,699 an increase of $9,997 or 4% from the comparable quarter of the previous year. This increase was due to increased contract closings in the months preceding the start of the quarter due principally to the re-organization of the company that was being finalized at that time. Subsequently, contract closings have increased and the company anticipates increased revenues in future quarters.

General and administrative expenses were $1,141,268, an increase of $268,192 of 31% from the comparable period of the prior year. This increase results principally from an increase in payroll expenses as a result of the re-organization previously discussed.

Interest expense was $213,776 an increase of $97,728 due to the interest cost of the convertible notes.

The net loss of $(1,080,586) in 2005 was greater than the net loss of $(773,113) in 2004 because of the increased interest expense offset the net benefit from expense reductions in 2005 arising from the re-organization.

2005 VS. 2004 SIX MONTHS ENDING AUGUST 31ST

Net revenues for the six months ended August 31, 2005 were approximately $530,000, a decrease of 10% from the approximately $590,000 reported for the same period of the prior fiscal year. We attribute this revenue decrease primarily to growth in sales of our Internet radio networks. At August 31, 2004, the Company delivered, through VoiceAmerica Radio and BusinessAmerica Radio, approximately 150 hours of live programs and scheduled replays weekly. As of August 31, 2004, the Company had contracts with a total of approximately 75 talk show hosts compared to approximately 25 talk show hosts at the close of comparable 2003 period.

General and administrative expenses and cost of production were approximately $1,759,000 for the six months ended August 31, 2005, compared to approximately $1,687,000 for the comparable 2004 period, an increase of approximately 4%. This expense increase compares to the corresponding 10% revenue decrease.

Other income of $273,026 in 2004 arose from the return of common stock. There was no comparable transaction in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2005, cash used in operations was $275,055 an improvement over the $577,436 used in operations in the comparable period of the prior year. This improvement resulted from cash generated from increased contract closings in the quarter and a reduction in expenses arising from the previously discussed re-organization. However, cash from the contract closings and other revenues was not adequate to cover operating costs.

The $275,055 cash used in operations in the period was funded through the issuance of $150,000 of convertible notes payable less $35,000 in commissions paid as well as the receipt of $200,000 less $20,000 in commissions paid from the sale of common stock. As of August 31, 2005, the Company had notes payable convertible into common stock aggregating $530,000. $379,000 of Notes, together with related accrued interest, due in fiscal 2006 are anticipated to automatically convert into common stock in October 2005. The remaining Notes, aggregating $114,000 are not due until after the 2006 fiscal year, are also anticipated to be converted into common stock. The Company also has a bank loan aggregating $20,000 which is due on demand and has been guaranteed by a former officer, and an equipment financing obligation of $6,653, which is due monthly through 2007.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have estimated a ----- deferred income tax asset of which ----- relates to net operating loss carryforwards at August 31, 2005. Management determined that because have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was approximate to provide a valuation allowance for the total deferred income tax asset.

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our principal executive and accounting officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32.10 a accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

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

On June 6, 2005, the Company authorized the issuance of 454,300 shares of common stock in payment of two promissory notes each in the principal amount of $100,000 plus accrued interest due to a note holder and $11,596 plus accrued interest of a third promissory note payable to the same note holder in the principal amount of $50,000.

ON JUNE 8, 2005, THE COMPANY AUTHORIZED THE ISSUANCE OF 290,000 shares of Common Stock to a consultant providing chief financial officer reporting services based upon a value of $.25 per share.

On July 15, 2005, the Company authorized the issuance of 480,000 shares of common stock in payment of a $100,000 principal amount promissory note plus accrued interest due to a note holder; and the issuance of 600,000 shares of common stock in payment of a $150,000 principal amount promissory note due to a note holder.

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

THE LOSS OF OUR KEY OFFICER WOULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

Mr. Arkin originated our business plan, and we continue to be dependent on his efforts to oversee our operations, financing and sales and marketing efforts. If we lose his service and cannot find suitable replacements, our operations would be adversely affected. We do not have insurance covering his life. The success of our company is largely dependent on his efforts.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER      DOCUMENT

31.15 CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 DATED OCTOBER 21, 2005O

31.16 CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 DATED OCTOBER 21, 2005O

32.11 CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 DATED OCTOBER 21, 2005O

32.12 CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 DATED OCTOBER 21, 2005O

REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on October 18, 2005 announcing that on October 18, 2005, Robert Arkin resigned as Chief Executive Officer of the Company. Mr. Arkin will remain the Chairman of the Company's Board of Directors and continue working for the Company on a full-time basis focusing on special projects and other corporate development opportunities. To fill the vacancy created by Mr. Arkin's resignation as Chief Executive Officer, the Board of Directors has elected David Ide as the Company's Chief Executive Officer. Prior to Mr. Ide's election as Chief Executive Officer, Mr. Ide served as the President of Kino Communications, a developer of enhanced communication software and digital media solutions. Mr. Ide is also a founder of AudioEye Inc., a provider of proprietary web navigation tools for the learning disabled and visually impaired. Mr. Ide began his career in the hospitality industry and residential and recreational community development industry working for Westin Hotels & Resorts, Omni Hotels & Resorts and Avatar Holdings. Mr. Ide received a B.A. from the University of Arizona.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modavox, Inc. ("Registrant")

By:         /S/ DAVID IDE
            --------------
            David Ide
            Chief Executive Officer
            Principal Executive Officer

Date:       October 24, 2005