Form 10QSB
period 2005-11-30
MODAVOX INC
filed 2006-01-24
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended November 30, 2005

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

                        2617 SOUTH 46TH STREET, SUITE 300
                           PHOENIX, ARIZONA 85034-7417
          (Address of Principal Executive Offices, including Zip Code)

                                 (602) 643.5626
              (Registrant's Telephone Number, including Area Code)

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on January 10, 2006 was 15,334,754.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  MODAVOX, INC.

      INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of November 30, 2005                                3
         Statements of Operations for the nine months
         ended November 30, 2005 and 2004                                     4
         Statement of Stockholders' Deficit for the nine months
         ended November 30, 2005                                              5
         Statements of Cash Flows for the nine months
         ended November 30, 2005 and 2004                                     6
         Notes to Financial Statements                                        8

Item 2.  Management's Discussion and Analysis or Plan of Operation           12

Item 3.  Controls and Procedures                                             16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    26

SIGNATURES                                                                   27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MODAVOX, INC.
BALANCE SHEET (UNAUDITED)
NOVEMBER 30, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $    91,882
Employee advances                                                            56
Deferred expenses                                                        42,622
                                                                    -----------
Total current assets                                                    134,560

Property, plant and equipment - net                                      47,686
Deposits and other assets                                                 6,214
                                                                    -----------

      Total assets                                                  $   188,460
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                            $   462,819
Compensation and related taxes                                          361,911
Accrued interest                                                         36,482
Other accrued liabilities                                               393,985
Deferred revenue                                                        467,972
Debt due in one year                                                    255,625
Bank Loan                                                                20,000
                                                                    -----------

      Total current liabilities                                       1,998,794
                                                                    -----------

STOCKHOLDERS' DEFICIT
Common Stock, $0.0001 par value, 100,000,000 shares
authorized, 14,954,935 shares issued and outstanding                      1,495
Preferred Stock, $0.0001 par value, 25,000,000 shares
authorized, 0 shares issued and outstanding                                   0
Additional paid in capital                                            6,832,481
Stock subscription receivable                                          (402,808)
Accumulated deficit                                                  (8,241,502)
                                                                    -----------
                                                                     (1,810,334)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   188,460
                                                                    ===========

MODAVOX, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the         For the         For the         For the
                                                      Three months    Nine months     Three months    Nine months
                                                         Ended           Ended           Ended           Ended
                                                      November 30,    November 30,    November 30,    November 30,
                                                          2005            2005            2004            2004
REVENUES                                              $    509,923    $  1,039,798    $    212,067    $    802,350
                                                      ------------    ------------    ------------    ------------
      COSTS AND EXPENSES
      General & administrative                             681,274       2,439,836         731,872       2,418,696
      Legal expense                                          6,609          20,831          15,692          15,742
      Depreciation and amortization                         15,992          40,014          11,143          28,525
      Interest expense                                      66,051         398,602          28,147         153,317
                                                      ------------    ------------    ------------    ------------
Total                                                      769,926       2,899,283         786,854       2,616,280

      Loss from operations                                (260,003)     (1,859,485)       (574,787)     (1,813,930)

Settlement income / (loss)                                      --              --              --         (53,000)
      Other income                                           8,343          17,363           8,500         281,541
                                                      ------------    ------------    ------------    ------------
      NET LOSS                                        $   (251,660)   $ (1,842,122)   $   (566,287)   $ (1,585,389)
                                                      ------------    ------------    ------------    ------------
      NET LOSS PER SHARE - basic and diluted          $      (0.02)   $      (0.17)   $      (0.07)   $      (0.21)
                                                      ------------    ------------    ------------    ------------
      WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      - basic and fully diluted                         13,224,741      10,955,614       8,082,473       7,463,076

MODAVOX, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE QUARTER ENDED NOVEMBER 30, 2005 (UNAUDITED)

                                       Common Stock           Paid in        Stock
                                   Shares        Amount       Capital    Subscription      Deficit         Total
                                   ------        ------       -------    ------------      -------         -----
Balance - February 28, 2005       8,973,189   $       897   $ 4,891,222   $  (402,808)   $(6,399,380)   $(1,910,069)

Common Stock Issued for
Services and payment of
vendor trade obligations          1,306,444           131       303,700                                     303,831

Common Stock Issued for cash
(net of transaction costs)          800,000            80       179,920                                     180,000

Common Stock Issued on
conversion of debt                3,875,366           387       908,107                                     908,494

Value of warrants granted
for Services                                                    487,682                                     487,682

Value of warrants and
beneficial conversion feature
related to issuance of debt                                      61,850                                      61,850

Net Loss                                                                                  (1,842,122)    (1,842,122)

Balance - November 30, 2005      14,954,999   $     1,495   $ 6,832,481   $  (402,808)   $(8,241,502)   $(1,810,334)
                                ===========   ===========   ===========   ===========    ===========    ===========

MODAVOX, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       For the Nine      For the Nine
                                                       months ended      months ended
                                                       November 30,      November 30,
                                                           2005              2004
                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 (1,842,122)       (1,585,389)

Non-cash items:
  Depreciation and amortization                              40,014            28,525
  Common stock issued for services                          288,631           369,602
  Common stock issued in settlements                             --           106,750
  Gain on common stock returned                                  --          (273,026)
  Warrants and options issued for services                  487,682           308,705
  Amortization of deferred financing costs                  233,782            47,529
  Amortization of deferred rent                             (41,333)               --

Changes in assets and liabilities:
  Deferred expenses                                         (25,612)
  Deferred revenues                                         191,235           (73,597)
  Other assets                                               36,174           (40,841)
  Accounts payable and accrued liabilities                  397,983           384,454
                                                       ------------      ------------
CASH (USED) IN OPERATING ACTIVITIES:                       (233,566)         (727,288)
                                                       ------------      ------------
CASH FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                           (3,733)          (47,670)
                                                       ------------      ------------
CASH (USED) IN INVESTING ACTIVITIES                          (3,733)          (47,670)
                                                       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  180,000           347,000
  Issuance of convertible notes payable                     150,000           361,500
  Principal payments on notes payable                        (4,223)           (3,489)
                                                       ------------      ------------
CASH PROVIDED BY FINANCING ACTIVITIES:                      325,777           705,011
                                                       ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                     88,478           (69,947)
                                                       ------------      ------------
  Cash and cash equivalents, beginning of period              3,404            72,444
                                                       ------------      ------------
  Cash and cash equivalents, end of period                   91,882             2,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                               $      3,300      $      2,980
                                                       ============      ============
  Cash paid for income taxes                           $          0      $          0
                                                       ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Value of warrants and beneficial conversion
feature related to debt issuance                       $     61,850      $     47,529
                                                       ============      ============
Conversion of promissory notes and related accrued
interest to stock                                      $    908,494      $          0
                                                       ============      ============
Gain on return of stock                                $          0      $   (273,026)
                                                       ============      ============
Warrants issued for services                           $          0      $    308,705
                                                       ============      ============
Shares issued in settlement of accounts payable        $     15,200      $          0
                                                       ============      ============

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying interim condensed financial statements for Modavox, Inc. (the "Company") have been prepared by management without audit by an independent registered public accounting firm pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal and recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-KSB for the fiscal year ended February 28, 2005. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 28, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of $8,241,505 at November 30, 2005. The Company anticipates continuing losses for the period of time required to execute its business plan and will require a significant amount of capital to proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. However, there is no assurance that the Company will be able to secure adequate financing and/or ultimately realize profitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

Expected life in years                                5.0
Expected stock price volatility                       190%
Risk-free interest rate                               3.72%
Weighted Average fair value per option/warrant        $0.22

For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the nine months ended November 30:

                                                                   November 30,
                                                                       2005
                                                                   ------------
Net loss - as reported                                             $ (1,842,122)
Add:
   Stock based compensation included in
      Determination of net loss                                         776,359
Deduct:
   Stock based employee compensation determined
      under fair value based method for all awards,
      net of related tax effects                                     (2,113,359)
                                                                   ------------

Net loss - pro forma                                               $ (3,179,122)
                                                                   ============

Basic and diluted loss per share - as reported                     $      (0.17)

Basic and diluted loss per share - pro forma                       $      (0.29)

NOTE 3 - NOTES PAYABLE

The notes payable consist of the following at November 30, 2005:

Note due January 2006 to related party 12% interest,
convertible at $0.17 per share                                           48,000

Convertible notes payable
Maturity dates of December 2005 and January 2006,
Interest at 12% per annum convertible at $0.17
Per common share                                                         88,404

Equipment note payable; interest at 7.2% per annum;                       5,220

Employee notes payable; due fiscal 2007
Interest at 10%, convertible at $.60 per share                          114,000
                                                                   ------------

Long term portion                                                            --

Current portion of long term debt                                       255,624
                                                                   ============

Future cash maturities of principal at November 30, 2005 are as follows:

            2006              $ 255,624

Amortization of debt discount of approximately $233,782 is included in interest expense for the nine months ended November 30, 2005. Due to beneficial conversion features and the value allocated to warrants issued with convertible debt, the effective interest rates on convertible debt range from approximately 63% to 87%.

The Company anticipates that $136,400 of debt due in 2006 will be converted into common stock prior to February 28, 2006.

During the quarter ended November 30, 2005, (i) Convertible Promissory Notes with an investor dated July 30, 2004, August 17, 2004, October 6, 2004 and November 1, 2004 in the principal amounts of $35,000, $35,000, $15,000 and $15,000 respectively, plus accrued interest were converted to 711,912 shares of common stock; (ii) Convertible Promissory Notes with another investor dated August 1, 2004, September 9, 2004, October 12, 2004, November 5, 2004, December 13, 2004, January 25, 2005 and February 14, 2005 in the principal amounts of $11,666.67, $12,500, $25,000, $12,500, $12,500, $12,500 and $12,500 respectively plus accrued interest were converted to 597,855 shares of common stock; and
(iii) Convertible Promissory Notes with a third investor dated August 1, 2004, September 9, 2004, October 12, 2004, November 5, 2004, December 10, 2004 and January 25, 2005 in the principal amounts of $23,333.33, $25,000, $25,000,
$25,000, $25,000 and $25,000 respectively plus accrued interest were converted to 1,031,299 shares of common stock.

NOTE 4 - COMMON STOCK

The Company has reserved 1,385,294 shares of common stock for the conversion of the remaining convertible notes payable.

The Company has issued warrants and options convertible into common stock as follows:

                  Shares Reserved               Conversion Price

                      8,277,000                 $ 0.20 to $ 0.50
                      1,362,791                 $ 0.60 to $ 1.00
                        399,667                 $ 1.00 to $10.00

                     10,039,458

During the six months ended August 31, 2005, the Company issued options to purchase in the aggregate 5,100,000 shares of common stock of the Company to the Chairman and CFO and former CEO, the former President and Directors at a strike price of $0.25 per share, which was equal to or greater than the quoted market price at the date of grant. In the three months ended November 30, 2005, a former Director and a key employee were awarded 400,000 options at a strike price of $0.25 per share, which was less than the quoted market price at the date of grant. Expense of $12,000 related to the issuance of these options was recognized in the three months ended November 30, 2005.

On October 28, 2005, the Company authorized the issuance of 115,789 shares of the common stock of the Company to the former President in connection with a Settlement Agreement, and 40,000 shares of the common stock of the Company to a Consultant for services rendered.

NOTE 5 - SUBSEQUENT EVENTS:

On December 5, 2005, the Company entered into a Merger Agreement with Kino Interactive, LLC. The combined entity, which will operate under the Company's name, brings together the Company's expertise in the production and distribution of internet talk radio and Kino's expertise in the networked internet delivery of rich digital media. The transaction is structured as a tax-free merger in which Kino will become a wholly-owned subsidiary of the Company. The Company is acquiring Kino Interactive for $3 million through the exchange of 8,000,000 shares of the Company's common stock, 2,000,000 shares of the Company's Class A convertible preferred stock and 2,000,000 shares of the Company's Class B convertible preferred stock for all of Kino membership interests. The board of directors of the combined company will add three directors elected by Kino (including a director elected on October 18, 2005) to the Company's Board of Directors. The companies expect to complete the proposed merger by not later than the end of the fiscal year. The closing of the transaction is subject to certain conditions, including regulatory, board and member approval and completion of due diligence.

On December 20, 2005, the Company issued 100,000 shares of common stock to a former consultant in connection with a Settlement Agreement.

On December 20, 2005, the Company issued 5,000 shares of common stock to certain of its employees for services rendered.

On December 22, 2005, the Company issued 10 shares of common stock to its CEO and a Director for services rendered.

NOTE 6 - LOSS PER SHARE:

At November 30, 2005, the net loss per share does not include potentially dilutive securities of 10,039,458 shares applicable to options and warrants outstanding and 1,385,294 shares that are applicable to convertible notes payable because such securities are anti-dilutive.

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

OVERVIEW

Modavox, Inc., formerly SurfNet Media Group, Inc. (the "Company") is a pioneer in Internet broadcasting, producing and syndicating online audio and video streaming media content, and offering innovative, effective and comprehensive online marketing tools for reaching targeted niche communities worldwide. The Company is the leading producer and distributor of online, talk radio content, streaming approximately 250 hours of live programs and scheduled replays weekly on its Modavox VoiceAmerica(TM) Network (www.voiceamerica.com). In addition, through its anticipated acquisition of Kino Interactive, Inc., the Company is an industry leader in networked audio and video solutions for Live and On-Demand Internet Broadcasting and Syndication; Content Management and Delivery; and Handicapped Accessibility.

The decision to change the Company's name from SurfNet to Modavox, which occurred on September 15, 2005, reflects a critical inflection point in the development and direction of the Company. Management believes that the Company's new name is modern, dynamic and engaging, reflecting a broader vision of the Company as an all-encompassing digital media enterprise positioned to embrace the new opportunities offered by the Internet as a communications medium. Management believes that having a corporate name more reflective of the Company's current operations and opportunities is critical as management continues to focus on building long-term sustainable stockholder value.

The Company has developed and licensed additional Internet-based applications that the Company expects will generate new revenue streams in the future. These include Modavox Central(TM) (formerly Metaphor), StreamSafe(TM), WebcastWizard(TM), Stream Syndicate(TM) and AudioEye(TM). Modavox Central(TM) "takes the search out of search," delivering streaming audio and video content straight to computer desktops and Internet-enabled portable devices, and provides virtual shopping cart functionality that allows the Company's hosts, sponsors and others to sell products and services online. StreamSafe(TM) is a digital right management system that provides online username and password authentication, community development, event management, polling and reporting for webcast and content delivery. Stream Syndicate(TM) is a content management system that allows content providers to syndicate audio and video content online, such as advertisements, news and weather, to multiple sites. WebcastWizard(TM) facilitates enterprise collaboration for online meeting, event management, enterprise communications and distance learning. AudioEye(TM) provides internet accessibility for the handicapped. In future periods the Company expects to earn revenues through the commercialization of these applications.

During the fiscal quarter ended November 30, 2005, the Company derived most of its revenues through production fees received from hosts featured on the VoiceAmerica(TM) Network and fees received from sponsors of certain of these programs. Production fees are generally sold in 13-week segments and are generally prepaid. Fees paid to the Company by sponsors are generally split with the host.

Cash generated through sales of programs on the VoiceAmerica(TM) Network is generally received by the Company at the time of contract closing and is amortized into revenues over the production period. An increase or decrease in contract closings will initially affect available cash and, thereafter, reported revenues.

During the fiscal year ended February 28, 2005 ("Fiscal 2005"), the Company's management determined that the Company's programming, sales practices, web sites, content delivery system and streaming capabilities were inconsistent with the Company's goal to provide long term value to its listeners, hosts and potential sponsors. Management felt that as a result of these issues, the Company was experiencing low contract renewals and early contract terminations.

To rectify the issues perceived by the management, in mid Fiscal 2005 the Company initiated a number of corrective actions that focused on improving the Company's technology platform, web sites, show production capabilities and programming. These corrective actions included developing a new online content management system, creating new web sites, improving broadcast quality and consistency, and outsourcing certain key functions, including web site design and development, audio and video streaming and production.

In the short term, the corrective actions taken by the Company negatively impacted productivity, reducing cash available to fund operations and diminishing the amount of new and renewal business generated in the third and fourth quarters of Fiscal 2005. This had a corresponding reduction in the amount of deferred revenue amortized to income in the fourth quarter of Fiscal 2005 and the first quarter of the fiscal year ended February 28, 2006 ("Fiscal 2006").

Beginning in the second quarter of Fiscal 2006, the corrective actions taken by management began having a positive effect. In the third quarter of Fiscal 2006, the cumulative beneficial effects of management's remedial actions were manifested further as the Company experienced increased contract renewals, a bigger audience, greater customer satisfaction and strong sales growth. For example, contract renewals for talk shows grew from a low of 18% in early calendar year 2005 to 66.67%. Bandwidth transfer increased from 40, 000 MB in September 2004 to over 3,800,000 MB in December 2005. In addition, Modavox realized increased hits to media content over and above 16 million for all aggregate content. The number of talk show hosts grew from 25 in September 2004 to over a hundred by the end of the third quarter.

During the third quarter of Fiscal 2006, management initiated further corrective actions that focused on reducing the Company's overhead. These corrective actions resulted in the reduction of the Company's operating costs by the end of the third quarter to less than $100,000 per month. As a result of this initiative, the Company believes that after its anticipated settlement of delinquent accounts payable, the Company's operations will be cash flow positive. Without taking into consideration the payment of delinquent accounts payable, the Company has been operating on a cash flow positive basis since November 2005.

Sustainable revenues generated from the VoiceAmerica(TM) Network are dependent upon the continuation of the Company's trend of successfully attracting new programs and maintaining a high level of contract renewals from existing hosts. Additional sustainable revenue growth is dependent upon the development of additional revenues from commercialization of the Modavox Central(TM), StreamSafe(TM), WebcastWizard(TM), Stream Syndicate(TM) and AudioEye(TM) applications.

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

RESULTS OF OPERATIONS

The discussion of the results of operations compares the three months ended November 30, 2005 with the three months ended November 30, 2004, and the nine months ended November 30, 2005 with the nine months ended November 30, 2004.

2005 VS. 2004 QUARTER ENDING NOVEMBER 30

Revenues for the quarter ending November 30, 2005 were $509,923, an increase of $297,856 or 140% from the comparable quarter of the previous year. This increase was due to increased contract closings in the months preceding the start of the quarter due principally to the reorganization of the Company's operations that was being finalized at that time. Subsequently, contract closings have increased and the Company anticipates increased revenues in future quarters.

General and administrative expenses were $681,2874, a decrease of $50,598 or 7% from the comparable period of the prior year. This decrease results principally from the reorganization of the Company that was being finalized at that time.

Interest expense was $66,048, an increase of $37,901 due to issuance of warrants in conjunction with convertible notes.

The net loss of $(251,660) in 2005 was less than the net loss of $(566,287) in 2004 because of the substantial increase in revenues arising from the reorganization.

2005 VS. 2004 NINE MONTHS ENDING NOVEMBER 30

Net revenues for the nine months ended November 30, 2005 were approximately $1,040,000, a increase of 29% from the approximately $802,000 reported for the same period of the prior fiscal year. Management attributes this revenue increase primarily to growth in sales of our Internet radio network. At November 30, 2005, the Company delivered, through the VoiceAmerica Network, approximately 250 hours of live programs and scheduled replays weekly. As of November 30, 2005, the Company had contracts with a total of approximately 100 talk show hosts compared to approximately 75 talk show hosts at the close of comparable 2004 period.

General and administrative expenses and cost of production were approximately $2,440,000 for the nine months ended November 30, 2005, compared to approximately $2,419,000 for the comparable 2004 period, an increase of approximately 1%. This marginal increase in expenses is related to the increase in both commission and production costs associated with the increase in programming which were offset by improvements arising from the reorganization.

Other income of $281,541 in 2004 arose from the return of common stock. There was no comparable transaction in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2005, cash used in operations was $233,566 an improvement over the $727,288 used in operations in the comparable period of the prior year. This improvement resulted from cash generated from increased contract closings in the quarter and a reduction in expenses arising from the previously discussed re-organization. However, cash from the contract closings and other revenues was not adequate to cover operating costs.

The $233,566 cash used in operations in the period was funded through the issuance of $150,000 of convertible notes payable less $35,000 in commissions paid as well as the receipt of $180,000 less $20,000 in commissions paid from the sale of common stock. As of November 30, 2005, the Company had notes payable convertible into common stock aggregating $202,404. Notes aggregating $114,000 are anticipated to be converted into common stock. The Company also has a bank loan aggregating $20,000 which is due on demand and has been guaranteed by a former officer, and an equipment financing obligation of $5,220, which is due monthly through 2007.

The Company believes that its required capital expenditures for fiscal 2006 will not exceed $200,000.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We have estimated a $2,549,600 deferred income tax asset of which $1,702,000 relates to net operating loss carryforwards at November 30, 2005. Management determined that because have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was approximate to provide a valuation allowance for the total deferred income tax asset.

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our principal executive and accounting officers required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.14 and 32.15 accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-QSB, are effective.

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

On October 28, 2005, the Company authorized the issuance of 711,912 shares of Common Stock in payment of $100,000 principal amount promissory notes plus accrued interest due to a note holder; the issuance of 597,855 shares of Common Stock in payment of $99,166.67 principal amount promissory notes plus accrued interest due to a note holder; the issuance of 1,031,299 shares of Common Stock in payment of $148,333.33 principal amount promissory notes plus accrued interest;. the issuance of 115,789 shares of the Common Stock to the former President in connection with a Settlement Agreement; and the issuance of 40,000 shares of the Common Stock to a consultant for services rendered.

On November 29, 2005, the Company authorized the issuance of 100,000 shares of Common Stock to a former consultant in connection with a Settlement Agreement.

On December 19, 2005, the Company authorized the issuance of 5,000 shares of Common Stock to certain of its employees for services rendered; and the issuance of 10 shares of Common Stock to its CEO and a Director for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 5, 2005, a majority of the stockholders of the Company, by written consent, approved an amendment and restatement of the Company's Certificate of Incorporation.

ITEM 5. OTHER INFORMATION

CHANGES IN MANAGEMENT AND BOARD OF DIRECTORS

On October 5, 2005, the Company terminated for cause a Consulting Agreement it entered into on June 8, 2005 with David Martin that anticipated the appointment of Mr. Martin as the Company's Chief Financial Officer.

On October 18, 2005, the Company's Chairman, Chief Executive Officer and Chief Financial Officer, resigned his position as Chief Executive Officer. To fill the position created by his resignation as Chief Executive Officer, on the same date, David Ide was elected to serve as the Company's Chief Executive Officer and Nathan Bradley was elected to serve on the Company's Board of Directors in the capacity of Vice Chairman.

On November 4, 2005, Eric Schedeler resigned as an executive officer of the Company and as a member of the Company's Board of Directors effective as of August 31, 2005.

On December 5, 2005, the Company entered into a Merger Agreement with Kino Interactive, LLC. The combined entity, which will operate under the Company's name, brings together the Company's expertise in the production and distribution of internet talk radio and Kino's expertise in the networked internet delivery of rich digital media. The transaction is structured as a tax-free merger in which Kino will become a wholly-owned subsidiary of the Company. The Company is acquiring Kino Interactive for $3 million through the exchange of 8,000,000 shares of the Company's common stock, 500,000 shares of the Company's Class A convertible preferred stock and 500,000 shares of the Company's Class B convertible preferred stock for all of Kino membership interests. Kino's clients include Avnet, University of Arizona, Arizona State University, University of Notre Dame, Baxter, Honeywell and Starwood Hotels and Resorts. The board of directors of the combined company will add three directors elected by Kino (including a director elected in October 2005) to the Company's Board of Directors. The companies expect to complete the proposed merger by not later than the end of the fiscal year. The closing of the transaction is subject to certain conditions, including regulatory, board and member approval and completion of due diligence.

TERMINATION OF AGREEMENT

On July 25, 2005, the Company terminated its agreement with Capital Media Partners. The commencement of the agreement had been announced on June 2, 2005.

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

THE LOSS OF OUR KEY OFFICERS WOULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

Mr. Arkin originated our business plan and serves as legal counsel, and we continue to be dependent on his services. Mr. Ide oversees our operations, financing and sales and marketing efforts. If we lose their services and cannot find suitable replacements, our operations would be adversely affected. We do not have insurance covering their lives. The success of our company is largely dependent on their efforts.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER                            DOCUMENT

10.41 Agreement and Plan of Reorganization among Modavox, Inc., Kino Acquisition Sub, Inc. and Kino Interactive, LLC dated as of December 5, 2005

31.16 CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 DATED JANUARY 23, 2006O

31.17 CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 DATED JANUARY 23, 2006O

32.14 CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 DATED JANUARY 23, 2006O

32.15 CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 DATED JANUARY 23, 2006O

99.33              PRESS RELEASE DATED JANUARY 13, 2006

99.34              PRESS RELEASE DATED DECEMBER 5, 2005

99.35              PRESS RELEASE DATED OCTOBER 6, 2005

99.36              PRESS RELEASE DATED SEPTEMBER 15, 2005

99.37              PRESS RELEASE DATED SEPTEMBER 12, 2005

99.38              PRESS RELEASE DATED AUGUST 25, 2005

99.39              PRESS RELEASE DATED JULY 27, 2005

99.40              PRESS RELEASE DATED JULY 20, 2005

99.41              PRESS RELEASE DATED JUNE 2, 2005

REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on October 18, 2005 announcing that on October 18, 2005, Robert Arkin resigned as Chief Executive Officer of the Company. Mr. Arkin will remain the Chairman of the Company's Board of Directors and continue working for the Company on a full-time basis focusing on legal services, special projects and other corporate development opportunities. To fill the vacancy created by Mr. Arkin's resignation as Chief Executive Officer, the Board of Directors has elected David Ide as the Company's Chief Executive Officer. Prior to Mr. Ide's election as Chief Executive Officer, Mr. Ide served as the President of Kino Communications, a developer of enhanced communication software and digital media solutions. Mr. Ide is also a founder of AudioEye Inc., a provider of proprietary web navigation tools for the learning disabled and visually impaired. Mr. Ide began his career in the hospitality industry and residential and recreational community development industry working for Westin Hotels & Resorts, Omni Hotels & Resorts and Avatar Holdings. Mr. Ide received a B.A. from the University of Arizona.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modavox, Inc. ("Registrant")


By:   /s/ David Ide
      ---------------------------
      David Ide
      Chief Executive Officer
      Principal Executive Officer

Date: January 23, 2006