Form 10KSB
period 2006-02-28
MODAVOX INC
filed 2006-06-14
CIK 1137204

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2006

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ____________________to ____________________

                        COMMISSION FILE NUMBER 333-57818

                                  MODAVOX, INC.

                 (Name of small business issuer in its charter)

                                    DELAWARE

                                   20-0122076

                (State or other jurisdiction of incorporation or
                                  organization)

                        (IRS Employer Identification No.)

                          2617 S. 46TH STREET SUITE 300

                                PHOENIX, AZ 85034
          (Address of principal executive offices, including zip code)

                                 (480) 643-5989

                           (Issuer's telephone number)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

State the issuer's revenues for the fiscal year ended February 28, 2006: $ 1,411,553.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $13,742,853 (computed using the last quoted sale price of the Common Stock on May 26, 2006 on the OTC Bulletin Board).

The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, on May 31, 2006 was 28,818,309.

                       DOCUMENTS INCORPORATED BY REFERENCE

 None

Transitional Small Business Disclosure Format (Check one): [  ] Yes [ x ] No

                                  MODAVOX, INC.

                FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2006

                                TABLE OF CONTENTS

PART I

Item 1.       Description of Business
Item 2.       Description of Property
Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters
Item 6.       Management's Discussion and Analysis or Plan of Operation
Item 7.       Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.      Controls and Procedures
Item 8B.      Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.      Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.      Certain Relationships and Related Transactions
Item 13.      Exhibits
Item 14.      Principal Accountant Fees and Services

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Modavox, Inc. ("Modavox" or the "Company"), which we may refer to as we, our or us, is the successor to SurfNet Media Group, Inc., a corporation founded in 1999 and InnerSpace Corporation. On February 28, 2006, we acquired, through merger, Kino Interactive LLC ("Kino"). (See Note 3 of Notes to Consolidated Financial Statements). Until the merger with Kino, we were an online broadcast media company focused on producing and distributing online talk radio programming, principally broadcast under our VoiceAmerica Network ("VoiceAmerica"). As a result of the merger with Kino, we are also a provider of software solutions that create digital online audio/visual media for business to business ("BtoB") and business to consumer ("BtoC") communications. We are a Delaware corporation. You can learn more about us by visiting our website at www.modavox.com. Our offices are at 2617 S. 46th Street, Suite 300, Phoenix, AZ 85034, telephone
(480) 643-5989. On January 30, 2002 our common stock began trading on the OTC Bulletin Board Service. Our current stock symbol is MDVX.

BROADCAST MEDIA DIVISION

Our Broadcast Media division was founded in 1999, as an online broadcast media operation bringing focused entertainment and information content to targeted online communities worldwide. We are a producer and distributor of online, talk radio programs offered live and prerecorded for on-demand distribution. We stream over 600 hours of live, and encore programming weekly to audiences on our VoiceAmerica(TM) Networks (http://www.voiceamerica.com) through our flagship VoiceAmerica(TM) Channel (http://www.voice.voiceamerica.com), VoiceAmerica(TM) Business Channel (http://www.business.voiceamerica.com) and VoiceAmerica(TM) Health & Wellness Channel (http://www.health.voiceamerica.com). In addition, we have a content library consisting of approximately 50,000 hours of prerecorded talk radio programming derived from current shows broadcasting on the VoiceAmerica Network that is available to our audiences for listening on-demand. Our broadcast programming is available worldwide to online audiences with approximately 15% of our audiences in foreign countries. We currently do not charge our audiences for either live or on-demand programming.

INTERACTIVE MEDIA DIVISION

Our Interactive Media Division produces and delivers digital online audio/visual media content that allows our customers, which include governments, colleges and universities and businesses, to communicate with, advertise to and sell products to targeted audiences. All of our Interactive products, which include ad streaming, website development, audio/video streaming and pay for view event production, are built around existing industry streaming media infrastructure to provide scalable, secure, and highly compatible whole solutions. Our products enable Internet and private networks to become successful broadcast channels. Our Interactive Media business generates revenue by selling custom client software applications for e-commerce, and digitized audio/video media content distribution and also, receives revenue for related hosting.

Additionally, production and installation revenues are generated from the content creation process. We believe that all of these products have efficient and highly replicable product development and product delivery models.

Our single source solution service model also allows our Interactive Division to offer services, such as audio/video content production, syndication, hosting distribution and search engine optimization that are integrated into the delivery of products we create. The customer media content created or modified for distribution by us, always utilizes Modavox proprietary software tools.

INTELLECTUAL PROPERTY

The following are the principal intellectual properties that allow us to create our products:

MODAVOX CENTRAL(TM), the center of our intellectual property is based on our United States patent 6,594,691 issued July 15, 2003 for a "Method and System for Adding Function to a Web Page". Modavox Central(TM) enables the streaming of media content over the Internet directly to websites, desktops and portable devices, such as cell phones, for access on demand without burdensome downloading if the targeted recipient has received a unique icon from the entity streaming the media. The icon is generally distributed through e-mail to targeted audiences and launches the media to a mini-portal in the corner of the user's screen.

We have recently been approached by a third party to discuss whether it is feasible to pursue suspected infringement of our Modavox Central patent. We currently do not know whether infringement has occurred or the conditions, if any, under which we might pursue this suspected infringement.

STREAMSYNDICATE(TM) provides technology for media, Internet news, and online content providers for website advertising that allows for interactive aspects to these ads such as mouse over activated delivery and programmed content behavior controls. StreamSyndicate technology is being used for newspaper websites of Gannett, and New Times, and other online websites that have content that attracts users to their website.

STREAMSAFE(TM) is our Digital Rights Management (DRM) system that enables username and password authentication for webcasts and content delivery. StreamSafe also provides community management, event invitation/reminder e-mail, polling, and reporting. StreamSafe makes pay-per-view on the Internet possible by integrating with shopping cart technologies.

BOOMBOX RADIO(TM) enables production and distribution for various types of online radio initiatives. BoomBox technology is a combination of content creation, management, and delivery applications for Internet radio. Our VoiceAmerica(TM) Networks utilize the BoomBox Content Management System (CMS) that allows for automated web publishing, content indexing, content controls, ad insertion, streaming audio and video distribution and detailed integrated reporting systems. BoomBox Radio(TM) can be used by individuals and organizations that are distributing to an online audience and also offers custom branded channels for those that are looking to create Internet radio broadcast networks of their own.

Modavox protects its non-patented technology through confidentiality agreements with employees and other users.

SurfNet and Boombox are registered trademarks in the United States. VoiceAmerica is an unregistered trademarks and Modavox is currently in the process of being registered.

PRODUCTS AND MARKETS

BROADCAST MEDIA DIVISION PRODUCT AND MARKETS

We provide production services for a variety of original, live and prerecorded Internet talk radio programming on our VoiceAmerica Network
(http://www.voiceamerica.com). We do not own the rights to programming content produced on our VoiceAmerica Network, but have the right to syndicate the content and sell advertising related to this content.

Revenues are derived primarily from fees paid by talk show hosts, and to a lesser extent, show sponsors and advertisers. Additional revenue is derived from fees charged for the creation of host studios as custom websites and media portal creation. Our Internet talk radio programming can be coordinated with e-commerce activities such as the sale of books, and other media content, or products. Our software content management system called BoomBox Radio(TM) allows our hosts to coordinate commerce with content that they produce and we derive revenues through the installation, and hosting of these systems.

We have a technology agreement with Akamai Technologies. The Akamai network hosts media assets created by us for broadcasting to users. This relationship provides a scalable, up-to-date hosting infrastructure and a secure network of dedicated media servers that allow our customers content to reach end users.

We currently broadcast over 600 minutes per week of programming. A comparison of programming statistics for fiscal 2006 and 2005 is as follows:

                                            YEAR ENDED FEBRUARY 28,
                                            -----------------------
                                             2005           2006

Broadcasts Hours per Week                    432            672
Live Shows Broadcast Per Week                 78             87
Hosts                                         90             135
New Shows/Contracts                           57             92
Host Renewal Rate                             50%            72%

Examples of our programming include:

HOST SHOW

Gary Null                    Gary Null, talk show host and producer of PBS
                             specials, is a consumer advocate, investigative reporter, best-selling author and award-winning documentary filmmaker. He is also the host of "The Gary Null Show". His show discusses contemporary subjects.

John Gray                    Author of "Men are from Mars, Women are from
                             Venus". John Gray discusses adult relationship challenges.

Dr. Carole Lieberman         Dr. Lieberman analyzes the psychological impact
                             of world events.

Mike Norman                  Economist, active trader, money manager, broker,
                             and market analyst since 1980. Mike Norman discusses securities markets.

Debbie Millman               Debbie Millman discusses points of view about
                             graphic design, branding and cultural
                             anthropology.

Jordan Kimmel                Market Strategist for National Securities
                             Corporation and Managing Member & Portfolio
                             Manager for the Magnet Investment Group. Jordan
                             Kimmel discusses small cap stock markets.

INTERACTIVE MEDIA DIVISION

Our initial sales efforts in the Interactive Media Division involve marketing to content providers in the following three areas:

      1. LARGE PRIVATE AND PUBLIC COMPANIES - We market to executives, and to human resources, and investor relations departments.

      2. MAJOR COLLEGES AND UNIVERSITIES - We believe that higher education operations represent a large market opportunity because much of the sector is adopting online business strategies. Our Interactive Media products are currently used in teacher and student recruitment, athletics departments, alumni initiatives and E-Learning.

      3. TRADITIONAL MEDIA COMPANIES WITH ONLINE PRESENCE - Traditional online media companies have significant online presence from which they derive advertising revenue. Our Stream Syndicate Ad Streaming product allows them to sell to third party advertisers in a rich media format that includes video and audio.

The products and markets for the Interactive Media Division are being created and are evolving as a result of the evolution and use by businesses and consumers of media content received over the Internet. The Internet has quickly evolved from a relatively simple mechanism for delivery of text-based web pages and electronic mail to a multimedia platform. The resulting convergence of every day computer applications with communication, entertainment and commerce platforms permits use of the Internet to deliver content in such areas as music, sports, games and hobbies and the creation of revenue through shopping opportunities, advertising, and various pay-for-view situations. The Interactive Media Division seeks to create products for this evolving market through the sale of software solutions to entities seeking to deliver media content, produce "banner" and other interactive advertising, and create secure media solutions that may contain E-commerce capability. Our Interactive Media Division derives revenue by providing the following services supported by the proprietary technologies denoted below:

Modavox On-Demand Services

      1.    Internet Streaming A/V Theater Production - Modavox Central(TM)

      2.    Ad Streaming Production and Delivery - StreamSyndicate(TM)

      3.    Monthly Residual Video/Audio Hosting and Transfer - Modavox
            Central(TM)

      4.    Pay-Per-View Content Delivery - StreamSafe(TM)

      5.    E-commerce Solutions - StreamSafe(TM)

      6.    Community Management and Registration Systems Production -
            StreamSafe(TM)

Modavox Live Streaming Services

      1.    Live Event Streaming Broadcast Transfer - StreamSafe(TM)

      2.    Archive Video/Audio Hosting and Transfer - StreamSafe(TM)

      3.    Pay-Per-View Content Delivery - StreamSafe(TM)

      4.    Community Management and Registration Systems Production-
            StreamSafe(TM)

      5.    Live Event Production - Modavox Central(TM)

These products are sold by four dedicated sales personnel assisted by the CEO, the Vice Chairman, the VP of Business Development and third party resellers.

The Interactive Media Division has obtained new contracts from companies in a variety of industries and governmental units. These contracts meet the specific communication or e-commerce needs of customers through the use of the Company's technology. We believe that our technology is adaptable to an expanding market as potential customers identify online communication and e-commerce opportunities.

Examples of the contracts include:

COMPANY                                 CONTRACT DESCRIPTION

IntraMed, Inc. (Allergan's Onderm.com)  WEBSITE DEVELOPMENT AND HOSTING CONTRACT

State of Arizona                        AUDIO/VIDEO HOSTING LEGISLATIVE
                                        SESSIONS

Omega Institute                         AUDIO/VIDEO SUBSCRIPTION AND ON
(Educational Institution)               DEMAND BROADCASTS

Gannett's AZCENTRAL.COM                 ADVERTISING STREAMING

Babacu International                    SPECIFIC E-COMMERCE EVENTS
(Magnassager.com)

COMPETITION

Many of our current and potential competitors have longer operating histories and greater name recognition and resources than we do and may undertake more extensive marketing campaigns. In addition, these competitors may adopt more aggressive pricing policies than we do. Also, these competitors may devote substantially more resources to developing new products than we do.

Our Broadcast Media Division faces formidable competition, particularly from large companies that have acquired Internet radio companies and provide a wide variety of programming, and from Internet companies focused exclusively on talk radio. The large companies include AOL's Radio@Network, Yahoo!'s LAUNCHcast, Live365, Musicmatch and Virgin Radio. Among Internet talk radio companies, our top competitors are WS Radio, RadioTower, World Talk Radio, Work at Home Mom and Web Talk Guys.

We believe that there are numerous companies which produce and distribute content online in competition with our Interactive Media Division. Many of these companies are much larger and have far greater resources than we do.

Companies that compete with our Interactive Media Division include Vital Stream, YouTube, Digital Media Communications and Klipmart.

GOVERNMENTAL APPROVAL

Broadcasting over the Internet does not currently require governmental approval in the United States. We are not aware of any foreign laws to which we are subject that require formal governmental approval, licensing or other authorization.

CUSTOMERS

We do not rely on a few major customers.

COMPETITIVE ADVANTAGES

We believe that our competitive advantages arise from the following:

Broadcasting:

      o Our technology allows the production of voice and video that is of very high quality.

      o Our patented Modavox Central technology allows us to provide a unique solution to users desiring to reach targeted audiences with voice and video content.

      o We are a lower cost provider than either traditional or satellite radio, with signals of similar or better quality and broader geographical reach. We believe this provides a better value to users.

      o Our longevity has allowed us to build brand awareness with consumers and hosts. This brand awareness is important to the hosts that buy our products and time.

Interactive:

      o Our technology permits a "single source" solution to media content distribution in this evolving fragmented market. We believe this differentiates us from our competition that provide more limited services.

      o Our five years of experience assists us in the analysis of specific customer needs

MAJOR SUPPLIER

We have an agreement with Akamai Technologies, the leading content delivery network service provider, to deliver content to end users, under which all of our media content is delivered worldwide. Our agreement is month to month and we are billed each month based upon our usage. Although there are other providers of this service, any disruption in this service from Akamai would materially impact our business.

SOFTWARE DEVELOPMENT

We currently develop and modify our software tools for customer applications internally through our three software technicians and externally through a relationship with a domestic company that utilizes software engineers in India. We believe that these resources are adequate to meet our current needs and that any additional resources that may be necessary can be obtained by hiring additional employees or by outsourcing either domestically or on a foreign basis. During fiscal 2006, we paid Kino $3,175 for software support.

EMPLOYEES

As of May 30, 2006, we have 30 full-time employees, and no part time employees, consisting of 18 in sales and marketing, 6 performing technical and engineering and 6 in general and administrative. We have no labor union contracts and believe relations with our employees are satisfactory.

AVAILABLE INFORMATION

You can find more information about us at our Internet web site at www.modavox.com. Our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we file such material electronically with the SEC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipate," "expect," "intend" "plans," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K

RISK FACTORS

You should consider the following risk factors, in addition to the other information presented herein and the documents incorporated by reference herein, in evaluating us, our business and an investment in our common stock. Any of the following risks, as well as other risks and uncertainties, could seriously harm our business and financial results and cause the value of the common stock to decline, which in turn could cause you to lose all or part of your investment.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our auditors report covering our fiscal 2006 financial statements indicates there is substantial doubt as to our ability to continue as a going concern and that our ability to continue as a going concern is dependent upon our obtaining additional financing for our operations. Without additional funding we could be only partially successful in implementing our business plan, or, we could be out of business entirely. Therefore, stockholders are subject to substantial risk of losing their investment.

WE CANNOT ASSURE YOU THAT WE WILL BECOME PROFITABLE SINCE WE HAVE A LIMITED OPERATING HISTORY AND PLAN TO INCREASE OUR EXPENSES TO DEVELOP OUR BUSINESS.

We have a limited operating history and no history of profitable operations. As a result of this, and the uncertainty of the market in which we operate, we cannot reliably forecast our future results of operations. We expect to increase our operating expenses in the future, assuming that we can obtain the capital to do so, particularly expenses in sales and marketing and technical and customer support. You may lose all of your investment if we are unable to generate a profit.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY INTEGRATE THE KINO ACQUISITION AND LEVERAGE ITS SOFTWARE AND EXPERTISE INTO INCREASED REVENUE

The potential for the success of our current business model is dependent upon the successful integration of the Kino acquisition and our ability to leverage the Kino software and content delivery expertise into new revenue opportunities. We cannot assure the retention of the key Kino employees to succeed in obtaining new revenue opportunities.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO DEVELOP THE INFRASTRUCTURE NECESSARY TO ACHIEVE THE POTENTIAL SALES GROWTH IN OUR INTERACTIVE MEDIA DIVISION

Achieving revenue growth in the Interactive Media Division will require that we develop additional infrastructure in sales, technical and customer support functions. We cannot assure you that we can develop this infrastructure or will have the capital to do so.

WE HAVE A SHORT OPERATING HISTORY AND A NEW BUSINESS MODEL IN AN EMERGING AND RAPIDLY EVOLVING MARKET. THIS MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND INCREASES THE RISK OF YOUR INVESTMENT.

We have very little operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

THE MARKETS THAT WE ARE TARGETING FOR REVENUE OPPORTUNITIES MAY CHANGE BEFORE WE CAN ACCESS THEM

The markets for online products that we are targeting for revenue opportunities are changing rapidly and are being pursued by many other companies. We cannot provide assurance that we will be able to realize these revenue opportunities before they change or before other companies dominate the market.

WE NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

Although our February 28, 2006 balance sheet reflects positive shareholder equity, we have negative tangible equity at that date. We do not know whether our revenue will cover our expenses in the near term. As a result, we may incur operating losses that require us to raise additional capital. In addition, we believe that we will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

THE LOSS OF DAVID IDE AND NATHANIEL BRADLEY WOULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

Messrs. Ide and Bradley founded Kino and were instrumental in the merger with Modavox. If we lose any of their services and cannot find suitable replacements, our operations would be adversely affected. We do not have insurance covering their lives. The success of our company is largely dependent on their efforts.

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

WE MAY IN THE FUTURE BE, SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

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

OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES MAY BE AFFECTED BY A VARIETY OF U.S. AND FOREIGN LAWS.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by our users. If one of these complaints results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. We cannot maintain insurance against these types of risks. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

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

Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, our business would be disrupted. We do not have back up sources of electricity.

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

OUR OPERATING RESULTS MAY FLUCTUATE.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

o     Our ability to compete effectively.
o     Our ability to continue to attract customers.
o     Our ability to attract revenue from advertisers and sponsors.
o The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure.
o General economic conditions and those economic conditions specific to the Internet and Internet advertising.
o Our ability to keep our web sites operational at a reasonable cost and without service interruptions.
o     The success of our product expansion.
o     Our ability to attract, motivate and retain top-quality employees.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance. Future quarterly and annual expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in future quarters may fall below expectations, which could cause our stock price to fall.

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

Our common stock trades on the OTC Bulletin Board Trading System. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions.

WE HAVE THE RISK OF BEING SUSPENDED FROM TRADING ON THE OTC BULLETIN TRADING SYSTEM IF WE DO NOT FILE REPORTS ON A TIMELY BASIS

In the past, the Company has not filed its required SEC reports on a timely basis. Future occurrences could result in the suspension of the Company's stock from trading. This would have a material adverse effect on the price of the stock in future trading.

THE COMPANY IS EFFECTIVELY UNDER THE CONTROL OF THE FORMER OWNERS OF KINO

As a result of the merger with Kino in which the owners of Kino received 8,000,000 common shares, and the appointment of David Ide and Nathaniel Bradley as CEO and Vice Chairman, respectively, the Company is effectively under the control of the former owners of Kino. In addition, the Company must make, if earned, monthly license payments to the former owners of Kino to retire the 4,000,000 shares of preferred stock. There can be no assurance that the interests of the former owners of Kino will be consistent with the interests of the other shareholders.

THE COST OF ADVERTISING AND PROMOTING THE VOICE AMERICA NETWORK IS VERY
EXPENSIVE

Expansion of the VoiceAmerica network may in the future require media advertising and promotion to promote the awareness of the network and expand the audiences of the hosts. Currently, such advertising and promotion is prohibitively expensive and the Company does not have the capital to undertake such programs.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 2,000 square feet of space for offices in Phoenix, Arizona under a lease that expires in June 2006. Currently we are in discussions with our landlord to increase the amount of our rental space and extended our lease term.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we are not subject to pending litigation that we believe will have a material adverse effect on our business.

Regardless of outcome, however, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for approval during fiscal 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended February 28, 2006, our common stock traded on the OTC Bulletin Board Market under the symbol "SFNM" and "MDVX". The following table sets forth the quarterly high and low reported last bid prices for our common stock during each quarter of fiscal 2005 and 2006

FISCAL 2005                                       HIGH           LOW

First Quarter ended May 31, 2004                 $1.70          $ .20
Second Quarter ended August 3, 2004                .20            .20
Third Quarter ended November 30, 2004              .19            .16
Fourth Quarter ended February 28, 2005             .26            .20

FISCAL 2006

First Quarter ended May 31, 2005                 $ .46          $ .18
Second Quarter ended August 3, 2005                .46            .18
Third Quarter ended November 30, 2005              .48            .18
Fourth Quarter ended February 28, 2006             .74            .24

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

ISSUANCE OF UNREGISTERED COMMON SHARES:

Unregistered securities sold subsequent to March 1, 2006 are:

      o     On April 18, 2006, May 5, 2006, May 8, 2006 and May 24, 2006, the
            Company issued an aggregate of 1,138,000 shares for cash consideration of $281,250
      o     The Company issued 10,000 shares to settle a service obligation

During the period from December 1, 2005 to February 28, 2006, the Company issued unregistered common shares as follows:

      o     The Company issued 5,010 shares to employees as special compensation
      o On January 10, 2006, February 13, 2006 and February 28, 2006, the Company issued an aggregate 3,152,000 shares for cash consideration of $788,000
      o The Company issued 1,468,300 shares upon the conversion of debt and related interest outstanding
      o The Company issued 8,000,000 common shares in connection with the Kino acquisition (See Item 8B)

      o The Company issued 2,000,000 shares each of Series A and Series B Convertible Preferred Stock in connection with the Kino Acquisition (See Item 8B)

The Company has issued all such securities in reliance on Section 4(2) of the Securities Act of 1933.

As of May 26, 2006, the number of holders of record of our common stock was approximately 259.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 28, 2006.

Equity Compensation Plan Information
------------------------------------
                                                               Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                       Number of                              under equity
                       securities to                          compensation plans
                       be issued upon                         (excluding
                       exercise of      Weighted - average    securities
                       outstanding      exercise price of     reflected in
Plan category          options.         outstanding options.  column (a))
--------------------------------------------------------------------------------
                          (a)                  (b)                (c)

Equity compensation       -0-                 N/A                 N/A
plans approved by
security holders

Equity compensation     4,797,500 shares    $0.31                 -0-
plans not approved by   of common stock
security holders

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

2004 STOCK PLAN

In March 2004, we adopted our 2004 Stock Plan pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights ("SARs"). The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of the Company. 2,000,000 shares were reserved for issuance under the Stock Plan, of which, as of the close of fiscal 2006, 1,800,000 shares were issued.

In addition, to the foregoing plans, we have issued non-qualified options to purchase 5,100,000 shares of common stock. The options are exercisable at .25 per share, were immediately vested and have a life of ten years. These options were issued to Directors, Hubert Glover (300,000), and Jay Stulberg (300,000), then CEO Robert D. Arkin (3,000,000), and then President Eric Schedeler (1,500,000).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under Business- Risk Factors above and elsewhere in this report.

OVERVIEW

The Company has accumulated losses aggregating $8,585,000 since inception. During this time period, we have developed software and an operating model for audio communications over the Internet, principally talk radio. Revenues and expenses arising from the Kino acquisition will begin to be recorded March 1, 2006. Kino, which will constitute our Interactive Media Division, produces and delivers digital online audio/visual media content that allows our customers, which include governments, colleges and universities and businesses, to communicate with, advertise to and sell products to targeted audiences. All Interactive products, which include ad streaming, website development, audio/video streaming and pay for view event production, are built around existing industry streaming media infrastructure to provide scalable, secure, and highly compatible whole solutions. Our products enable Internet and private networks to become successful broadcast channels. Our Interactive Media business generates revenue by selling custom client software applications for e-commerce, and digitized audio/video media content distribution and also, receives revenue for related hosting. Additionally, production and installation revenues are generated from the content creation process. Kino was profitable in its year ending December 31, 2005 and expects to be profitable in our fiscal 2007.

In October, 2005, our Chief Executive Officer resigned and was replaced by David Ide, one of the founders of Kino. At this time, we began to reduce our expenses with the objective of short term positive cash flow. Also, at this time we negotiated the merger with Kino so that we could increase our combined revenues without a comparable increase in expenses, and leverage our sales group by also selling Kino products. From October until February, we incurred numerous one time expenses for contract settlements, severance costs, lease termination etc. However, we believe that we are now in a position to in the future potentially achieve our goal of short term positive cash flow. Achievement of that goal will depend upon our ability to continue to increase broadcast network revenue and to achieve revenue increase from Kino products sold through our sales staff.

During Fiscal 2006, we raised capital through the issuance of common stock of $901,885 and through the issuance of notes payable of $150,000, and have converted into common stock all of the outstanding debt, including interest, except for our bank loan and an equipment note payable aggregating $24,000. We have reduced overdue payables and are engaged in discussions with the IRS concerning a payment plan for payroll taxes which were not paid between 2004 and

October 2005. As a result of the merger with Kino, we have stockholders equity of $1,369,181 as of February 28, 2006. However, at that date we have negative tangible equity of $ 1,677,341. Between March 1, 2006 and May 31, 2006, we raised $282,000 through the sale of common stock.

During fiscal 2006, the Company derived its revenues principally through production fees received from hosts featured on the talk radio content programs and to a lesser extent fees received from sponsors of certain of these programs. Production fees are generally sold in 13-week segments and are generally prepaid. Sponsor fees are generally split with the Host.

Cash, or a portion thereof, is generally received by the Company at the time a Host contract is signed. The total amount to be received under the contract is amortized ratably into revenues over the production period, which may begin 20-60 days after the contract is signed. An increase or decrease in contract closings will immediately affect available cash and, increases or decreases in contract closings may not affect revenues for 30-60 days.

Operating expenses consist primarily of network operations, include the cost of technical personal and service costs and fees paid to third parties, including communication services providers. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing, accounting, and administrative personnel and other general corporate expenses such as rent. Theses costs include commissions for sales personnel and fees paid to third parties.

Historically, the Company's revenues have been less than its expenses. As a result, the Company has been dependent on raising capital to continue its operations and continuation of operations is dependent upon the Company's ability to raise sufficient capital to fund its operating deficiency and overdue payables (see liquidity and capital resources).

RESULTS OF OPERATIONS

The discussion of the results of operations compares the fiscal year ended February 28, 2006 with the fiscal year ended February 28, 2005, and the year ended February 28, 2005 with February 29, 2004, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

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

Operating expenses and selling, general and administrative expenses increased $361,000 or 12.5% to 3,113,199. This increase was due to the reorganization in 2005 which included increased consulting costs. In addition, payroll costs increased due to the expansion of operations.

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

2006 VERSUS 2005

Net Revenues for the fiscal year ended February 28, 2006 were $1,412,000 an increase of 46% from the $967,000 reported for the prior fiscal year. This revenue increase results primarily from growth in radio talk show hosts and related fees. At February 28, 2006, we delivered, through VoiceAmerica network, 672 hours of live programs and scheduled replays weekly. At February 28, 2006, we had contracts with approximately135 talk radio show hosts compared to approximately 90 talk show shows at the close of fiscal 2005.

Operating expenses decreased 35% to $649,032. This reduction was due to a reduction in personnel, technology and communication costs. General and administrative expenses of $2,370,000 for the fiscal year ended February 28, 2006, approximated the $2,320,000 for the comparable 2005 period.

The above expenses for fiscal 2006 included consulting fees of $738,000, and one time costs and costs related to positions that have been eliminated of $342,000 We have since eliminated substantially all of the consulting positions.

Interest expense was $527,907 for the fiscal year ended February 28, 2006, an increase of $252,000 from the $276,000 for the comparable 2005 period. This change is due to increases in outstanding debt, and amortization of debt discount on convertible debt. All except $508 of this interest expense has been eliminated because the related debt has been converted into common stock.

The net loss was $2,186,000 compared to $2,436,000 due principally to the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

During the Year Ended February 28, 2006, cash generated from revenues was not adequate to pay the Company's operating expenses. During fiscal 2006, we raised $901,865 of capital through the issuance of common stock and $150,000 through the issuance of debt convertible into common stock in order to supplement this cash flow deficiency. This total was not adequate to allow the Company to pay all of its obligations, including unpaid payroll taxes. As a results, as of February 28, 2006, the Company had not paid payroll taxes, including penalties and interest, aggregating approximately $317,000, and approximately $291,000 of accounts payable were past their scheduled due dates.

During the fiscal year ended February 28, 2006, cash used in operations of $721,000 was funded through capital raised through the issuance of common stock and Notes convertible into common stock.We have raised $282,000 through the issuance of common stock subsequent to February 28, 2006.

During fiscal 2006, all convertible debt and related accrued interest was converted into common stock. Therefore, at February 28, 2006, the only debt outstanding was a bank loan aggregating $20,000 which is due on demand and an equipment financing obligation of $3,796, which is due monthly through 2007.

The Company believes that its required capital expenditures for fiscal 2006 will not exceed $200,000.

As noted above, the Company has not historically had adequate cash or projected cash flow to fund its operations and continuation of its operations is dependent upon its ability to raise additional capital through equity and debt issuances.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $3,303,000 deferred income tax asset of which $2,359,000 relates to net operating loss carry forwards at February 28, 2006. Management determined that because have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report  of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Balance Sheet as of February 28, 2006.

Statements of Operations for the years ended February 28, 2006 and 2005.

Statements of Stockholders' Equity for the years ended February 28, 2006 and 2005.

Statements of Cash Flows for the years ended February 28, 2006 and, 2005.

Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Modavox, Inc.:

We have audited the accompanying consolidated balance sheet of Modavox, Inc (formerly SurfNet Media Group, Inc.) and subsidiary as of February 28, 2006 and the related statements of operations, stockholders' equity/deficit and cash flows for each of the two years ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modavox, Inc. as of February 28, 2006, and the results of its operations and cash flows for each of the two years in the period ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses during the years ended February 28, 2006 and 2005 had negative working capital of $1,798,953 as of February 28, 2006. In addition, the Company has not yet generated revenue at volumes required to achieve management's plans and support its operations and there is no assurance that the Company will be able to generate such volume or raise financing sufficient to cover cash flow deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EPSTEIN WEBER & CONOVER, P.L.C.
----------------------------------

Scottsdale, Arizona
June 13 , 2006



                                  MODAVOX, INC.

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  325,040
Receivables, including $37,766 from related parties                      145,130
Prepaids and other assets                                                 39,747

                                                                      ----------
     Total current assets                                                509,917

Property, plant and equipment, net of accumulated
depreciation of $103,808                                                 121,612
Intangibles                                                            3,046,522



                                                                      ----------
TOTAL ASSETS                                                          $3,678,051
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $  326,223
Accrued liabilities                                                      533,302
Deferred revenue                                                         425,549
Bank loans                                                                23,796
Preferred stock, subject to mandatory redemption                       1,000,000
                                                                      ----------
     Total current liabilities                                         2,308,870
                                                                      ----------




Stockholders' Equity                                                   1,369,181


                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $3,678,051
                                                                      ==========
The accompanying notes are an integral part of these financial statements.


MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
FEBRUARY 28, 2006 AND 2005



                                                       2005            2006
                                                   ------------    ------------

REVENUES                                           $    966,599    $  1,411,553
                                                   ------------    ------------

COSTS AND EXPENSES:

Operating expenses                                      993,597         649,032
 Selling, general and administrative expenses         2,319,602       2,369,729
Depreciation and amortization                            41,873          47,206
                                                   ------------    ------------
     Total                                            3,355,072       3,065,967
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (2,388,473)     (1,654,414)

OTHER INCOME AND EXPENSE
Interest expense                                        276,352         527,907
Loss on settlement                                       53,000           3,783
Other income                                           (281,541)           --
                                                   ------------    ------------
   Total                                                 47,811         531,690
                                                   ------------    ------------

NET LOSS                                           ($ 2,436,284)   ($ 2,186,104)
                                                   ============    ============


NET LOSS PER SHARE:
    BASIC AND DILUTED
                                                   $      (0.32)   $      (0.17)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING- basic and diluted             7,715,047      12,696,032
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.




MODAVOX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

------------------------------------------------------------------------------------------------------------------------------



                                               Common Stock              Paid-in      Stock         Accumulated
                                            Shares         Amount        Capital    Subscriptions     Deficit         Total
                                            ------         ------        -------    -------------     -------         -----
BALANCE, MARCH 1, 2005                     8,973,189    $       897    $ 4,891,222   $  (402,808)   $(6,399,380)   $(1,910,069)


Shares issued for services
  and vendor payables                      1,491,454            149        354,929                                     355,078

Shares issued for debt conversion          5,343,666            534      1,315,792                                   1,316,326


Shares issued for cash                     3,872,000            388        901,470                                     901,858

Kino Acquisition:
   Shares issued for Kino acquisition      8,000,000            800      2,266,912                                   2,267,712
   Other                                                                    52,288                                      52,288

Value of warrants granted for services                                     510,097                                     510,097

Value of warrants and beneficial
  conversion feature related to
  issuance of debt                                                          61,995                                      61,995

 Net Loss                                                                                            (2,186,104)    (2,186,104)

                                         -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, FEBRUARY 28, 2006                27,680,309    $     2,768    $10,354,705   $  (402,808)   $(8,585,484)   $ 1,369,181
                                         ===========    ===========    ===========   ===========    ===========    ===========




The accompanying notes are an integral part of these financial statements.


MODAVOX, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005 (CONTINUED)

-------------------------------------------------------------------------------------------------------------------



                                     Common Stock           Paid-in         Stock          Accumulated
                                 Shares        Amount        Capital      Subscriptions     Deficit        Total
                                 ------        ------        -------      -------------     -------        -----
BALANCE, MARCH 1, 2004         6,617,293    $       662    $ 3,522,756    $  (402,808)   $(3,963,096)   $  (842,486)


Shares issued for services
  and vendor payables          1,814,091            181        502,421                                      502,602

Value of warrants and
  beneficial conversion
  features of debt                                             685,375                                      685,375

Net shares canceled
  under severance
  agreements                    (130,000)           (13)      (273,013)                                    (273,026)

Shares issued for cash           466,805             47        346,953                                      347,000

Shares issued under
  settlement agreements          205,000             20        106,730                                      106,750

Net loss                                                                                  (2,436,284)    (2,436,284)
                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, FEBRUARY 28, 2005     8,973,189    $       897    $ 4,891,222    $  (402,808)   $(6,399,380)   $(1,910,069)
                             ===========    ===========    ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.


MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 28, 2006 AND 2005

--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $   (2,436,284)  $ (2,186,104)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                               41,873         47,206
  Common stock issued for settlements
    services and vendor payables                             609,352        335,071
  Gain on common stock returned                             (273,026)           --
  Warrants issued for services                               341,004        510,097
                                                                --
  Amortization of deferred financing costs
    and converted interest                                   110,589        523,140
  Other                                                                      (1,677)
 Changes in assets and liabilities
   (net of business acquisition):
   Prepaid expenses                                           11,182        (12,280)
   Other assets                                              (30,219)        27,000
   Deferred revenue                                         (130,397)       148,812
   Accounts payable and accrued liabilities                  756,474        (71,051)
   Deferred rent                                              41,333        (41,333)
                                                         -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       (958,119)      (721,119)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                          (50,075)        (3,484)
                                                                --
                                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (50,075)        (3,484)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                     347,000        901,865
Proceeds from notes payable                                  597,000        150,000
                                                                --
Repayments on borrowings under notes payable                  (4,847)        (5,625)
                                                         -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    939,153      1,046,240
                                                         -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (69,041)       321,637

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                72,444          3,403
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     3,403    $   325,040
                                                         ===========    ===========


The accompanying notes are an integral part of these financial statements.


MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 28, 2006 AND 2005 (CONTINUED)
\-------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                           2005           2006
                                                     ----------   ------------

  Interest Paid                                      $    2,736   $        508
                                                     ==========   ============

  Income taxes paid                                  $     -0-    $       -0-
                                                     ==========   ============



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                           2005           2006
                                                     ----------   ------------

Debt discount                                        $  344,371   $    233,782
                                                     ==========   ============

Warrants granted for services                        $   -0-      $    510,097
                                                     ==========   ============

Debt and accrued interest
  converted to common stock                          $      -0-   $  1,316,326
                                                     ==========   ============

Shares issued for settlements
  services and vendor payables                       $  609,352   $    355,071
                                                     ==========   ============

Value of warrants and beneficial
  conversion of debt                                 $  685,375   $     61,995
                                                     ==========   ============

Shares issued for Kino Acquisition:

     Common Shares                                   $      -0-   $  2,320,000
                                                     ==========   ============

     Preferred Shares                                $      -0-   $  1,000,000
                                                     ==========   ============




The accompanying notes are an integral part of these financial statements.

MODAVOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Modavox, Inc., A Delaware Corporation,(the "Company"), formerly SurfNet Media Group, Inc., is an Internet broadcast company producing diverse audio and video media content for targeted audiences which is streamed globally. On February 28, 2006, the Company acquired through merger Kino Interactive LLC (Note 3), a company engaged in online media content delivery. As a result of the merger, the Company is now engaged in Internet broadcast and online content delivery products and solutions for individuals, business and government and educational institutions.

The financial statements include the accounts of the Company and its wholly owned subsidiary Kino Acquisition Sub, Inc.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception, which losses aggregated $8,585,000 at February 28, 2006. The Company believes that there may be continuing losses for the period of time required to execute its business plan and will require additional capital to proceed with its business plan, which may require the raising of additional capital. However, there is no assurance that the Company will be able to obtain additional capital financing and/or ultimately realize profitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company's revenue is primarily generated from the sale of Internet broadcasting airtime specified in contracts that generally have terms of three to twelve months and, to a lesser extent, from fees from sponsors of such airtime. Revenue is recognized when airtime is provided to the Company's clients, generally pro-rata over the term of the contract. Payments received in advance of providing of the airtime are deferred until earned. Costs associated with the production of content for shows is deferred and recognized on the same terms as the related revenue. At February 28, 2006, deferred production costs of $28,287 are included in prepaid expenses.

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

ACCOUNTS RECEIVABLE

The Company's accounts receivable balances are due from customers throughout the United States. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

                                                       2006      2005
                                                       ----     ------
Expected life in years                                 5.00       5.00
Expected stock price volatility                        190%       190%
Risk-free interest rate                               3.72%      3.72%
Weighted Average fair value per option/warrant        $0.25      $1.29


For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the years ended February 28:

                                                        2005           2006
                                                     ---------------------------


Net loss - as reported                               $(2,436,284)   $(2,186,104)
Add:                                                     346,340        776,359
     Stock based compensation included
       in determination of net loss
Deduct:                                                 (647,840)    (2,113,359)
    Stock based employee compensation
      determined under fair value
      based method for all awards,
      net of related tax effects
Net loss - pro forma                                 $(2,737,784)   $(3,523,104)
                                                     ==========================

Basic and diluted loss per share - as reported
   Basic and diluted loss per share - as reported    $     (0.32)   $     (0.17)
                                                     ==========================
  Basic and diluted loss per share - pro forma       $     (0.35)   $     (0.28)
                                                     ==========================

Warrants granted with debt securities are valued using the Black-Scholes option-pricing model. The value of detachable warrants is allocated to those securities and results in a discount to the carrying value the debt.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expenses were $11,284 and $13,481 in the years ended February 28, 2006 and 2005 respectively.

LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of February 28, 2006 there were potentially dilutive securities of, options, warrants, and preferred stock. The preferred stock is convertible to 4,000,000 shares of the Company's common stock, and warrants outstanding and options were convertible to shares of the Company's common stock of 3,772,780 and 4,797,500 respectively. However, the computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings and inclusion of these warrants and options and preferred stock would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses and a note payable. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of the note payable approximates fair value because it contains a market value interest rate and is short-term. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Property acquired in the Kino acquisition (Note 3) aggregating $82,000 has been stated at estimated fair value at the date of acquisition. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 4 years. Depreciation expense was $44,955and $37,221 for the years ended February 28, 2006 and 2005, respectively.

Property and equipment consisted of the following at February 28, 2006:

        Furniture                                  $ 81,036
        Computer and production equipment           111,958
        Software                                     27,476
        Leasehold improvements                        4,950
                                                   ----------
               Total                               $225,420
        Accumulated depreciation                   (103,808)
                                                   ---------
               Net                                 $121,612
                                                   ========

GOODWILL, INTANGIBLE ASSETS, AND LONG-LIVED ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company's annual impairment testing date is February 28.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

The Company is presently assessing the excess of fair values assigned to the underlying net assets acquired for its acquisition of Kino. There may be classification changes related to amortizable and non-amortizable intangible assets as that assessment is performed and completed. As the acquisition of Kino occurred on February 28, 2006, there would be no income statement effect of any of the excess of fair values assigned to the underlying net assets acquired being classified as an amortizable intangible.

RECENTLY ISSUED ACCOUNTING STANDARDS

 In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The amended effective date for this statement is as of the first interim period that begins after March 1, 2006. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. FAS 109-1 was adopted at the beginning of 2005. This standard did not have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3", which replaces APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not currently believe that the adoption of SFAS No.154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29". APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the "similar productive assets exception", which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

NOTE 3- ACQUISITION OF KINO INTERACTIVE LLC

On February 28, 2006, the Company acquired all of the interests in Kino Interactive LLC ("Kino"), an entity wholly owned by Kino Communications LLC. ("KinoCom"). At the time of the acquisition, the founders of KinoCom, Nathaniel Bradley ("Bradley") and David Ide ("Ide"), were Vice Chairman and Chief Executive Officer, respectfully of Modavox, and KinoCom provided all of the technical support and content delivery services for Modavox, Inc.

Kino was acquired for 8,000,000 shares of unregistered common stock and 2,000,000 shares each of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company. The Series A and Series B preferred stock are redeemable by the Company at any time for $.25 per share. In addition, under a license agreement between Kino and KinoCom ("the License Agreement") covering the intellectual property owned by Kino, the Company is obligated to pay a license fee to KinoCom equal to a portion of the Company's monthly cash flow, as defined in the License Agreement, to a maximum amount of $1,000,000. All amounts paid under this license fee are to be treated as a redemption of the Series A and Series B Preferred Stock.

For purposes of determining the cost of the acquisition, the 8,000,000 shares of common stock have been valued at $2,320,000 or $.29 per share, the price at which shares of common stock of the Company were being sold at the time that the acquisition was consummated, and the 2,000,000 shares each of Series A and Series B Preferred Stock have been valued in total at $1,000,000 or at $.25 per share, the redemption price of the preferred shares. Management believes that this is the appropriate value for the preferred shares because it is currently deemed likely that the preferred shares will ultimately be redeemed through the license fees paid under the License Agreement.

The Company has allocated the total acquisition cost of $3,278,000 to the net assets acquired as follows:

Receivables            $  145,130

Property               $   81,711

Intangible             $3,040,871

The Company has allocated the unallocated intangible asset resulting from the acquisition to intangibles pending a more comprehensive review of its value, which is expected to be completed by December 31, 2006. Had the Company acquired Kino on March 1, 2004, the Company's revenues, net loss and net loss per share (unaudited) would have been:

Fiscal Year                                       2006                   2005

Revenues                                     $ 1,909,633            $ 1,534,738

Net Loss                                     $(2,042,698)           $(2,439,796)

Loss Per Share                               $      (.10)           $      (.16)

In connection with the Kino transaction, the Companies then Chairman (Note 9) and former Chief Executive Officer was paid a bonus of $75,000.

NOTE 4 - LOANS

At February 28, 2006, the Company had a bank loan of $20,000 and an equipment note due in monthly installments aggregating $3,796. The bank loan is due on demand and bears interest at prime plus 3.75% .

During Fiscal 2006, the Company issued 5,343,666 shares of common stock upon conversion of convertible debt, including applicable interest. Amortization of debt discount of approximately $450,901 and $344,371 is included in interest expense for the years ended February 28, 2006 and 2005 respectively.

NOTE 5 - CAPITAL STOCK

As explained in Note 3, the Company issued 2,000,000, each, of Series A and Series B convertible Preferred Stock. Each of these shares is redeemable by the Company at any time at $.25 per share. Payments made under the License Agreement (Notes 3, 6 and 9) are treated as redemptions of the preferred stock. In addition, the preferred stock is convertible into common stock at $ .25 per share 360 days after issuance or earlier in the event that the Company raises $500,000 (Series A) and $2,000,000 (Series B) of capital prior to that date ("first conversion date"). However, one year after issuance, the Series A Series B preferred stock is convertible at the average closing price of the common stock for 20 days prior to the conversion, but in no event greater than $1.00 per share or less than $.25 per share.

The Company has issued warrants convertible into common stock as follows:

Shares Reserved          Conversion Price
---------------          ----------------
2,107,000                $ .20 - $ .50
1,263,233                $ .60 - $1.00
  402,667                $1.00 - $10.00
---------
3,772,780
=========

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

During the year ended February 28, 2006, the Board of Directors of the Company issued options with a term of 10 years to two directors of 300,000 each, exercisable at $.25 per share. In addition, the Board of Directors authorized the issuance of 3,000,000 options with a term of ten years, and exercisable at $.25 per share to the former Chairman and CEO, and 1,500,000 options with a term of 10 years and exercisable at $.25 per share to the former President.

The summary of activity for the Company's stock options is presented below:



                                                                         Weighted   Weighted
                                                                         Average    Average
                                                                         Exercise  Exercise
                                                                          Price     Price
                                                                         -------   -------
                                                 2006           2005       2006      2005
                                                 ----           ----       ----      ----
Options outstanding at beginning of year         286,000           0       $1.60       -
Granted                                        5,100,000       308,000     $ .25     $1.29
Exercised                                          -0-            -0-
Terminated/Expired                              (587,500)      (22,000)    $ .45     $1.60
Options outstanding at end of year             4,797,500       286,000     $ .31     $1.27
Options exercisable at end of year             4,743,000       141,000     $ .29     $1.27
Options available for grant at end of year          0              0

Price per share of options outstanding        $0.25-$1.60     $.25-$1.60

Weighted average remaining contractual lives   9.0 years       9.0 years

Weighted Average fair value of options
granted during the year                           $.25           $1.29


In addition, as of February 28, 2006, the Company has granted 1,411,454 shares for services to consultants under both such plans.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Under the License Agreement (Note 3), the Company is obligated to pay Kino $125,000 on March 15, 2006 and on a monthly basis to pay Kino a stipulated percentage of its cash flow, as defined. The payment of $125,000 was made on March 15, 2006.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A deferred tax asset of $3,303,000 existed as of February 28, 2006, related to differences in book and tax bases of deferred revenue and stock based compensation and net operating loss carry forwards. The deferred tax asset is offset by an equal valuation allowance of $3,303,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carry forwards that give rise to approximately $2,359,000 of the net deferred income tax asset. The valuation allowance was increased by $795,000 and $982,000 during the fiscal years ended February 28, 2006 and 2005 respectively. The Company has federal and state net operating loss carry forwards of approximately $5,526,000 as of February 28, 2006. The federal net operating loss carry forwards expire in 2021 through 2025 and state loss carry forwards expire in 2007 through 2010.

Income taxes for years ended February 28, were as follows:

                                                   2006            2005
                                                   ----            ----

Current benefit                                  800,000         577,000
Deferred benefit (provision)                    (800,000)       (577,000)
                                              -------------    -----------
        Net income tax provision                   -0-             -0-
                                              =============    ===========

The following table presents the differences between the effective and statutory income tax rates for the years ended February 28:

                                                   2006            2005
                                                   ----            ----

Federal                                          (660,000)     (828,000)
State                                            (140,000)     (146,000)
Change in valuation allowance                     795,000       982,000
Other                                               5,000        (8,000)
                                              -----------   -----------
                                                    -0-           -0-
                                              ===========   ===========

The net deferred income tax asset at February 28, 2006 is comprised of the following:

Differences in deferred revenue                                $162,000
Book/tax differences in stock based compensation                777,000
Book/tax differences in prepaid expenses and equipment            5,000
                                                             -----------
Net operating loss carry forwards                             2,359,000
                                                             -----------
Deferred income tax asset                                     3,303,000
   Less: Valuation allowance                                 (3,303,000)
                                                             -----------
   Total deferred income tax asset                                - 0 -
Deferred income tax liability                                     - 0 -
                                                             -----------
Net deferred income tax asset                                   $ - 0 -
                                                             ===========

Since there is no overall income tax effect on the statement of operations for the year ended February 29, 2004, there is also no allocation presented for continuing operations and the extraordinary item.

NOTE 8 - RELATED PARTY TRANSACTIONS

As explained in Note 3, on February 28, 2006, Kino was acquired from a company controlled by the Company's Vice Chairman and the Chief Executive Officer.

For Fiscal Year, 2006, the Company paid Kino $225,403 for services.

The Company has a formal agreement with Audioeye LLC ("Audioeye"), an affiliate of KinoCom, Ide and Bradley. Audioeye markets its proprietary software which allows those with sight impairment to hear computer content otherwise only available through reading. Under the agreement the Company hosts Audioeye servers and audio files and provides technical and sales support. The Company bills Audioeye for the bandwidth usage hosting costs used by Audioeye at the Company's cost plus 25% and receives a specified rate per hour for technical support and a 30% commission on any sales. As of February 28, 2006, accounts receivable included $37,766 from Audioeye of which $22,278 was past due.

During Fiscal 2005 the son of a member of the Board of Directors loaned the Company $48,000 in return for a convertible promissory note bearing interest at 12% and convertible at $.60 per share.

During Fiscal 2005 a member of the Board of Directors entered into a consulting agreement with the Company before he became a director under which he was paid $60,000 and issued 300,000 shares of common stock.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to February 28, 2006, the Company issued 1,128,000 shares of common stock for $282,000 cash and has issued 10,000 shares in settlement of liabilities.

On March 15, 2006 the Company paid Kino $125,000 under the terms of the License Agreement and thereby redeemed 500,000 share of Series A Preferred Stock.

On May 1, 2006, The IRS placed a lien on the assets of Modavox because of unpaid payroll taxes applicable to periods prior to October, 2005, penalties and interest aggregating $317,777. The Company is in discussions with the IRS in order to develop a payment plan

On March 31, 2006, the Company's Chairman and former Chief Executive Officer resigned and received a payment of $125,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Office who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company is in the process of implementing accounting system changes to integrate the Modavox and Kino accounting systems and records. In addition, the Company is in the process of recruiting a Chief Financial Officer and otherwise strengthen its accounting personnel. We believe that these actions will allow us to determine that information is available on a timely basis in order to allow us to prepare and file reports in a timely manner.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

The following information was required to be, but was not, reported on Form 8-K during the third and fourth quarters of our fiscal year ended February 28, 2006:

EMPLOYMENT AGREEMENTS

CHIEF EXECUTIVE OFFICER. On October 15, 2005, we entered into an employment agreement with David J. Ide in connection with his appointment as Chief Executive Officer on October 18, 2006. Mr. Ide also currently serves as the President and a director of the Company. Mr. Ide's employment agreement provides for an initial three year term commencing on October 15, 2005 and expiring October 15, 2008. In accordance with his employment agreement, Mr. Ide will receive an annual base salary of $150,000. If the Company receives aggregate proceeds, whether in the form of equity investment or long-term debt, exceeding $1,500,000, the Company will increase Mr. Ide's base salary to $180,000 per annum. Mr. Ide's salary and benefits will be reviewed at least annually by the Company's Board of Directors for possible increases and/or bonuses, at the sole discretion of the Board.

Pursuant to the employment agreement, in the event Mr. Ide's employment is terminated by the Company without cause, the Company is obligated to pay Mr. Ide
(i) the balance of the salary due to Mr. Ide through the remainder of the term of the employment agreement; and (ii) a severance payment, payable in one lump sum within 30 days of Mr. Ide's termination, in an amount equal to two times Mr. Ide's then current annual base salary.

The foregoing description of Mr. Ide's employment agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as an exhibit to this report and is incorporated herein by reference.

ADDITIONAL EXECUTIVE AGREEMENTS. On February 28, 2006, the Company entered into employment agreements with Nathaniel T. Bradley, Sean D. Bradley, and James Crawford.

The employment agreement with Nathaniel T. Bradley is in connection with his appointment as a non-exclusive, part-time consultant to the Company. Mr. Bradley also currently serves as a director of the Company and has been designated Vice Chairman of the Board. Mr. Bradley's employment agreement provides for an initial term commencing on February 28, 2006 and expiring December 31, 2008. In accordance with his employment agreement, Mr. Bradley will receive an annual base salary of $50,000. Mr. Bradley's salary and benefits will be reviewed at least annually by the Board for possible increases and/or bonuses, at the sole discretion of the Board. Mr. Bradley is not required to devote any specific amount of time to the business of the Company.

Pursuant to the employment agreement, in the event Mr. Bradley's employment is terminated by the Company without cause, the Company is obligated to pay Mr. Bradley (i) the balance of the salary due to Mr. Bradley through the remainder of the term of the employment agreement; and (ii) a severance payment, payable in one lump sum within 30 days of Mr. Bradley's termination, in an amount equal to two times Mr. Bradley's then current annual base salary.

The employment agreements with Sean D. Bradley and James Crawford are in connection with their appointments, respectively, as Director of Technology and Director of Interactive Production. Mr. Crawford also currently serves as a director of the Company. The employment agreements provide for initial terms commencing on February 28, 2006 and expiring December 31, 2008. Mr. Bradley will receive an annual base salary of $75,000, and Mr. Crawford will receive an annual base salary of $85,000. Sean D. Bradley and Nathaniel T. Bradley are brothers.

The foregoing descriptions of the employment agreements for Messrs. N. Bradley,
S. Bradley and Crawford do not purport to be complete and are qualified in their entirety by reference to the full text of the employment agreements, copies of which are filed as exhibits to this report and are incorporated herein by this reference.

UNREGISTERED SALES OF EQUITY SECURITIES. See "Item 5. Market for Common Equity and Related Stockholder Matters" for a description of equity securities we sold since March 1, 2006 that were not registered and which were not described in a prior Form 8-K or 10-QSB.

ACQUISITION OF KINO INTERACTIVE

On February 28, 2006, we completed our acquisition of Kino Interactive LLC pursuant to the Agreement and Plan of Reorganization dated December 5, 2005, by and among the Company, Kino Acquisition Sub, Inc., our newly created, wholly-owned subsidiary ("Kino Acquisition"), and Kino Interactive, LLC (the "Merger Agreement"). The acquisition was effected by the merger of Kino Interactive with and into Kino Acquisition (the "Merger"). A copy of the Merger Agreement was filed as Exhibit 10.41 to our quarterly report on Form 10-QSB filed January 24, 2006.

David J. Ide, President and Chief Executive Officer and a director of the Company, and Nathan T. Bradley, Vice Chairman of the Board and a director of and consultant to the Company, are the sole members of Kino Communications, LLC which was the sole member of Kino Interactive.

Upon consummation of the Merger, we issued 8,000,000 shares of our common stock, $0.0001 par value, 2,000,000 shares of our Series A Convertible Preferred Stock, $0.0001 par value ("Series A Preferred"), and 2,000,000 shares of our Series B Convertible Preferred Stock, $0.0001 par value ("Series B Preferred"), to Kino Communications, the sole member of Kino Interactive. The shares of Common Stock, Series A Preferred, and Series B Preferred issued pursuant to the Merger are collectively referred to herein as the "Merger Shares."

The Merger Shares are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). We relied, as applicable, upon the representations made by the recipient of the Merger Shares and other facts represented to us to determine that such exemption was available.

The Kino Interactive business constitutes our Interactive Media Division creates and delivers digital online audio/visual media content that allows our customers, which include governments, colleges and universities and businesses, to communicate with, advertise to and sell products to targeted audiences. Assets acquired include accounts receivables software and equipment and existing contracts. The software acquired is subject to a license agreement that requires payments based upon monthly cash flow, as defined, up to $1,000,000.

The price was determined by negotiations between Kino and our Board of Directors and was based primarily on a multiple of revenues and the profitability and cost synergies that Kino could bring to our company.

KINO INTERACTIVE FINANCIAL STATEMENTS

We have not yet completed the audit of the Kino Interactive financial statements for the preceding two fiscal years, nor have we completed audited pro forma financial statements for the last fiscal year of Modavox, as required by Items
9.01 (a) and (b) of Form 8-K. We expect to complete these financial statements during the next 30 days and file them on a Form 8-K.

DESIGNATION OF NEW SERIES OF PREFERRED IN CONNECTION WITH THE MERGER

On the effective date of the Merger, we filed with the Secretary of State of the State of Delaware (i) a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Modavox, Inc. (the "Series A Certificate") to create 2,000,000 shares of the Series A Preferred to be issued in the Merger and (ii) a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Modavox, Inc. (the "Series B Certificate") to create 2,000,000 shares of the Series B Preferred to be issued in the Merger. Certificates of Correction were filed with the Secretary of State of the State of Delaware in June, 2006 to make technical corrections to both the Series A Certificate and Series B Certificate.

Under our Amended and Restated Certificate of Incorporation we are authorized to issue up to 25,000,000 shares of preferred stock in one or more series, bearing such relative powers, preferences, and rights as the Board may designated from time to time.

The Series A Preferred and Series B Preferred include the following powers, preferences, and rights:

      o The Series A Preferred and Series B Preferred bear a liquidation preference of $0.25 per share upon the occurrence of certain liquidation events.

      o The Series A Preferred and Series B Preferred may be converted into our common stock at any time after the earlier of (i) one year from the issuance date or (ii) the date we receive cumulative net cash proceeds from one or more equity financings in an amount exceeding, in the case of the Series A Preferred, $500,000, or, in the case of the Series B Preferred, $2,000,000.

      o Initially, each share of Series A Preferred and Series B Preferred is convertible into one share of our common stock. After the first anniversary of the issuance date of the preferred shares, each such share will be convertible into that number of our common shares equal to (i) $.25 divided by (ii) the average closing price of our common stock for the preceding twenty trading days prior to conversion, but in no event will the number of common shares issuable upon conversion of each share of such preferred stock exceed 1.0 or be less than .25.

      o The shares of Series A Preferred and Series B Preferred bear voting rights at the rate of one vote per share held.

      o The holders of Series A Preferred and Series B Preferred are not entitled to receive payment of cash dividends.

      o The Series A Preferred and Series B Preferred may be redeemed at any time by the Company, in whole or in part, at $0.25 per share. The Company is required to apply toward the purchase or redemption of the Series A Preferred or Series B Preferred all license fees payable to Kino Communications under the License Agreement described below.

      o No registration rights have been granted in respect of the Series A Preferred or Series B Preferred, or common stock issuable upon conversion of the Series A Preferred or Series B Preferred.

The issuance of the Series A Preferred and Series B Preferred shares impacts the holders of our common stock. The Series A Preferred and Series B Preferred shares have preference over our common stock upon liquidation of the Company. The Series A Preferred and Series B Preferred also constitute separate classes of securities and may be entitled to class voting on certain significant corporate actions.

The foregoing discussion of the Series A Preferred and Series B Preferred is qualified in its entirety by reference to the Series A Certificate (as corrected) and Series B Certificate (as corrected) filed as exhibits to this report and incorporated herein by this reference.

KINO COMMUNICATIONS LICENSE

In connection with the merger, Kino Acquisition became the successor to Kino Interactive under a License Agreement dated December 1, 2005 with Kino Communications, LLC. The License Agreement provides Kino Acquisition with a perpetual, worldwide, exclusive license to use Kino Communication's StreamSafe, StreamSyndicate, and Webcast software programs. In consideration for the license, Kino Acquisition is required to pay Kino Communications a license fee, not to exceed an aggregate of $1,000,000 during the term of the license, as follows:

      o A lump sum payment of $125,000, payable on March 15, 2006, which amount was paid on March 15, 2006; and

      o Distributable Cash for each calendar month thereafter commencing April 2006, payable in arrears on the 15th day of the next calendar month and each calendar month thereafter with respect to the prior calendar month.

            "Distributable Cash" is defined in the License Agreement as the Agreed Percentage of all cash receipts received from Kino Acquisition's operations in a calendar month, minus:

      o The sum of (1) all expenditures incurred incident to the normal operation of Kino Acquisition's business, including, without limitation, general and administrative expenses, current payroll and payroll taxes, commissions, consulting fees, cost of goods and services sold, accounts payable under 60 days old, debt service, equipment lease payments, rent, plus (2) 15% of all accounts payable in excess of 60 days old and delinquent payroll taxes and other tax liabilities;

      o Funds set aside or amounts allocated to reserves, plus a minimum monthly balance in Kino Acquisition's operating accounts of not less than $75,000; and

      o     Negative cash flow.

            The "Agreed Percentage" is defined in the License Agreement as 35% for the period from March 2006 through February 2007, 45% for the period from March 2007 through February 2008, and 50% for the period from March 2008 through February 2009.

The foregoing description of the License Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the License Agreement, a copy of which is filed as an exhibit to this report and is incorporated herein by this reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding our executive officers and directors as of June 30, 2005:

     OFFICERS AND DIRECTORS      AGE    POSITION

     David Ide                   32     Chief Executive Officer and Director
     Nathaniel Bradley           30     Vice Chairman and Director
     Jay Stulberg                56     Director
     Hubert Glover               49     Director
     Jim Crawford                31     Director


DAVID J. IDE, CHIEF EXECUTIVE OFFICER

In the five years prior to David's election as Chief Executive Officer, David served as the President of Kino Communications, LLC., a developer of enhanced communication software and digital media solutions. David is also a founder of AudioEye Inc., a provider of proprietary web navigation tools for the learning disabled and visually impaired.

NATHANIEL T BRADLEY, VICE CHAIRMAN AND SECRETARY

Currently Nathan is the Chief Technology Officer of AudioEye, Inc and for the last five years has been the managing member of Kino Communications, LLC., and Nathan was the chief architect of the AudioEye Surf-by-Sound(TM) technology. He has developed successful Streaming Media software applications that include StreamSafe(TM), StreamSyndicate(TM), and WebcastWizard(TM) an Online collaboration software. He has also developed methodologies and has provided the complete management for 24x7 Internet Radio operations, custom Wireless Video and audio applications, Internet Pay-Per-View and many active and industry leading On-demand content distribution models.

JAY STULBERG has served on our Board of Directors since December 2004, and as a member of the audit committee. Since August 2002, Jay has been the Chief Operating Officer of Meritsoft Corporation. From February 1998 to present, Jay served as the sole shareholder, director and officer of Global Tracker Corp. From February 1998 to June 2005, Jay was the President, Chief Operating Officer and Chief Financial Officer, and a director of The Tracker Corporation of America, since approximately 1984, Jay has served on the board of directors of two privately held family holding companies. Jay is a Chartered Accountant and began his career at Ernst and Young.

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

JAMES G. CRAWFORD, DIRECTOR

Founding member of both AudioEye, Inc. and Kino Communications, LLC, Jim raised the seed capital through private investment to fund Kino's initial move into the Streaming Media sector in 2001. He has served as lead developer for AudioEye's Surf By Sound(TM) Internet navigation technology and currently he is Director of Interactive Production for Modavox. Jim received a B.S. from the University of Phoenix.

BOARD OF DIRECTORS

Our Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

The Board of Directors met, or consented to actions in lieu of meetings, on occasions during fiscal 2006. All members of the Board of Directors attended these meetings or consented to the actions taken in lieu of meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has an audit committee and plans to establish two committees: the compensation committee, and the corporate governance and nominating committee.

AUDIT COMMITTEE

Our audit committee's main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Company has determined that Hubert Glover, an independent Director, is an audit committee financial expert.

COMPENSATION COMMITTEE

Our compensation committee's purpose will be to assist our board of directors in determining the compensation of our senior management, directors and employees and recommend such to our board.

CODE OF ETHICS

The Company has not yet adopted a code of ethics because all of its efforts have been focused on current business activities. The Company intends to adopt a code of ethics in the future.

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

ITEM 10 - EXECUTIVE COMPENSATION


                                                                  Long-term compensation
                                                        ----------------------------------------
                               Annual compensation                Awards         Payouts
                         ------------------------------ ----------------------------------
                                               Other                 Securities            All
                                               annual   Restricted   Underlying           other
Name and                                       compen-    stock       options/     LTIP   compen-
principal                Salary       Bonus    sation    award(s)      SARs      payouts  sation
position        Year      ($)          ($)       ($)       ($)         (#)         ($)     ($)
-------------------------------------------------------------------------------------------------

Robert          2006    $130,423    $100,000   $21,396             3,000,000
Arkin (1)       2005    $104,000    none                              60,000
                2004     $83,740

Eric            2006     $33,813                                   1,500,000              $27,000
Schedeler (2)   2005     $62,800                                      60,000
                2004     $62,712

David Ide (3)   2006     $24,029
CEO


(1) On March 22, 2006, Robert Arkin resigned as Chairman of the Board and received a cash payment of $125,000. He had previously resigned as Chief Executive Officer. In addition, the Settlement Agreement And General Release obligates the Company to register the 3,000,000 shares under option to Arkin, issue additional options up to 1% of the issued and outstanding shares of the Company, enter into a reseller agreement under standard terms and enter into a consulting agreement that will allow him to pursue funding for the Company. Compensation under this agreement, if executed, will be solely related to successful funding.

(2) On August 31, 2005, Eric Schedeler resigned as President and a Director. Under a Severance Agreement And General Release, he was paid $4,500 per month for 6 months and received 115,789 shares of common stock that the Company has agreed to register.

(3)     David Ide became CEO in October of 2005.

DIRECTOR COMPENSATION

In fiscal 2006, Directors Hubert Glover and Jay Stulberg received cash compensation of $12,000 and $11,000 , respectively, including consulting fees paid to Jay Stulberg of $9,000, and each received options to purchase 300,000 shares of common stock at $.25 per share, which options expire in ten years. Also, in fiscal 2006, Director Nathaniel Bradley received cash compensation of $10,498 for director fees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 15, 2006. All stockholders have sole voting and investment power over the shares beneficially owned.

Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options, and each Officer and Director.

NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND NATURE OF    PERCENT OF
                                         BENEFICIAL OWNERSHIP      CLASS

Kino Communication LLC (1)                    8,231,000            29.45%

Jay Stulberg                                    252,000              .90%

Hubert Glover                                       -0-               -0-

Nathan Bradley (2)                            8,231,005            29.45%

David Ide (2)                                 8,231,005            29.45%

Jim Crawford (2)                              8,231,000            29.45%

All Officers and Directors
as a group (6                                 8,896,135            31.84%
persons) (2)

(1) Shares owned by Kino Communications LLC ("Kino") are deemed to be under the control of Bradley, Ide and Crawford as they own a controlling interest in Kino.

(2) Includes 8,231,000 shares owned by Kino which Bradley, Ide and Crawford are deemed to control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since March 1, 2005, the following related party transaction occurred:

Fiscal Year 2005:

The son of Jay Stulberg, a member of the Board of Directors, loaned us $48,000 in return for a convertible promissory note bearing interest at 12% and convertible at $.60 per share.

Jay Stulberg, before he became a member of the Board of Directors, entered into a consulting agreement with us under which he was paid $60,000 and issued 300,000 shares of common stock.

Fiscal Year 2006:

Jay Stulberg was paid consulting fees of $9,000.

The Company acquired Kino Interactive LLC from Kino Communications LLC, a Company controlled by David Ide and Nathan Bradley.

Fiscal Year 2007:

On June 7, 2006, we entered into a three year agreement with Audioeye under which we agreed to provide hosting services, technical and sales support. Hosting services will be provided at cost plus 25%, technical services will be provided at a specific rate per hour and we will receive a 30% commission on Audioeye sales.

Our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 13. EXHIBITS

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms10-QSB are as follows:

Fiscal Year
                                                    2005         2006
                                                  -------      -------

Audit fees                                        $35,475      $44,330
Audit-related fees                                   --           --
Tax Fees                                             --           --
                                                  -------      -------
All other fees

Total                                             $35,475      $44,330
                                                  =======      =======


The Company did not incur any fees for tax or other services for each of the last two fiscal years from its principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODAVOX, INC.

By: /s/ David J. Ide
-------------------------------------
David J. Ide
Chief Executive Officer

Date:  June 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nathan T. Bradley               Vice Chairman
------------------------------
Nathan T. Bradley

                                    Chief Executive Officer

/s/ David J. Ide                    Principle Financial and Accounting Officer
------------------------------
David J. Ide

                                    Director

/s/ Hubert Glover                   Director
------------------------------
Hubert Glover



/s/ Jay Stulberg                   Director
------------------------------
Jay Stulberg

/s/ Jim Crawford                   Director
------------------------------
Jim Crawford



                                  MODAVOX, INC.
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED FEBRUARY 28, 2006

EXHIBIT           DESCRIPTION                          INCORPORATED BY                     FILED
NUMBER                                                  REFERENCE TO                     HEREWITH

2.1        Agreement and Plan of Merger dated    Exhibit 2.1 to Issuer's Report on
           as of May 23, 2003 with SurfNet New   Form 8-K filed on July 18, 2003 (File
           Media, Inc. and SurfNet Media         No. 333-577818)
           Group, Inc.

2.2        Agreement and Plan of Reorganization
2.3        Waiver of Merger Conditions
3.1        Certificate of Incorporation)         Exhibit 3.1 to Issuer's
                                                 Registration Statement on Form
                                                 SB-2, filed on March 28, 2001
                                                 and amended on March 29, 2001,
                                                 May 4, 2001, June 15, 2001 and
                                                 July 5, 2001 (File No.
                                                 333-577818)

3.2        Certificate of Amendment of           Exhibit 3.2 to Issuer's Registration
           Certificate of Incorporation          Statement on Form SB-2, filed on
                                                 March 28, 2001 and amended on March
                                                 29, 2001, May 4, 2001, June 15, 2001
                                                 and July 5, 2001 (File No. 333-577818)

3.4        Amended and Restated Bylaws
4.4        Common Stock Purchase Warrant dated
           February 15, 2002 to Sandra K. Lucius
           (incorporated by reference to Exhibit
           5.4 on Issuer's Report on Form 10-KSB
           for the annual period ended February
           28, 2002 filed on July 5, 2002 (File
           No. 333-577818))

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



EXHIBIT           DESCRIPTION                          INCORPORATED BY                     FILED
NUMBER                                                  REFERENCE TO                     HEREWITH


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

4.76       Certificate of Correction Series A
4.77       Certificate of Correction Series B
10.1       2001 Stock Option Plan (incorporated by
           reference to Exhibit 10.1 on Issuer's
           Registration Statement on Form SB-2,
           filed on March 28, 2001 and amended on
           March 29, 2001, May 4, 2001, June 15,
           2001 and July 5, 2001 (File No.
           333-577818))

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

10.38      Amendment No. 1 to Consulting Agreement
           with Buzsoft Inc. dated August 12,2004
           (incorporated by reference to Exhibit
           10.38 on Issuer's Report on Form 10-QSB
           for the quarterly period ended August
           31, 2004 filed on October 18, 2004
           (File No. 333-577818))





10.39      Consulting Agreement with Pamplona
           Capital Inc. dated August 25, 2004
           (incorporated by reference to Exhibit
           10.39 on Issuer's Report on Form 10-QSB
           for the quarterly period ended August
           31, 2004 filed on October 18, 2004
           (File No. 333-577818))

10.43      David J. Ide Employment Agreement
10.44      Nathan Bradley Employment Agreement
10.45      Sean Bradley Employment Agreement
10.46      Jim Crawford Employment Agreement
10.47      Eric Schedeler Separation Agreement
10.48      Audioeye.Modavox Service Contract
10.49      Robert D. Arkin Settlement Agreement
           and General Release
23.6       23.2 Consent of Epstein, Weber &
           Conover, P.L.C. dated July 19,2004
           (incorporated by reference to Exhibit
           23.2 on the Issuers' Registration
           Statement on Form S-8, filed on July
           19, 2004 (File No. 333-76528))

31.1       Certification of Chief Executive
           Officer pursuant to Securities Exchange
           Act Rule 15d-14

31.2       Certification of Chief Financial
           Officer pursuant to Securities Exchange
           Act Rule 15d-14

32         Certification of Chief Executive
           Officer and Chief Financial Officer
           pursuant to 18 U.S.C. Section 1350 (2)

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

(1) Management contract or compensatory plan or arrangement.
(2) Furnished herewith.
