Form 10QSB
period 2006-05-31
MODAVOX INC
filed 2006-07-17
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2006


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT



               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 333-57818


                                  MODAVOX, INC.
                 (Name of Small Business Issuer in its Charter)



           DELAWARE                                    20-0122076
(State or Other Jurisdiction of          (IRS Employer Identification Number)
Incorporation or Organization)


                        2617 SOUTH 46TH STREET, SUITE 300
                           PHOENIX, ARIZONA 85034-7417
          (Address of Principal Executive Offices, including Zip Code)



                                 (480) 643-5989
              (Registrant's Telephone Number, including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes         [x] No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [ ] Yes [x] No

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on May 31, 2006 was 28,961,166.


Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                  MODAVOX, INC.


        INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006





PART I   FINANCIAL INFORMATION

                          Item 1. Financial Statements


         Balance Sheet as of May 31, 2006                                   4
         Statements of Operations for the three months
         ended May 31, 2006 and 2005                                        5
              Statement of Stockholders' Deficit for the three months
              ended May 31, 2006                                            6
              Statements of Cash Flows for the three months
              ended May 31, 2006 and 2005                                   7
         Notes to Financial Statements                                      8


Item 2.  Management's Discussion and Analysis or Plan of Operation         11

Item 3.  Controls and Procedures                                           17


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                          18


Item 3.  Defaults Upon Senior Securities                                   19


Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19


Item 6.  Exhibits                                                          19

SIGNATURES                                                                 20

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                                  MODAVOX, INC.
                            BALANCE SHEET (UNAUDITED)
                                  MAY 31, 2006



ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                    $    216,044
    Receivables, including related party of $41,081                   149,817
    Prepaids and other assets                                          50,069
                                                                 ------------
Total current assets                                                  415,930
                                                                 ------------

Property, plant and equipment - net of accumulated
depreciation of $122,417                                              101,157
Intangibles:
    Software                                                        1,988,242
    Goodwill                                                        1,052,767
Other assets                                                             5089
                                                                 ------------
     Total Assets
                                                                 $  3,563,188
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

    Accounts payable                                             $    318,478
    Accrued liabilities                                               497,814
    Deferred revenue                                                  493,792
    Bank Loan                                                          22,311
    Preferred stock, subject to mandatory redemption                  875,000
                                                                 ------------

       Total current liabilities                                    2,207,395
                                                                 ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value; 100,000,000
      shares authorized; 28,961,166 outstanding                         2,896
    Additional paid in capital                                     11,010,419
    Stock subscription receivable                                    (402,808)
    Accumulated deficit                                            (9,254,717)
                                                                 ------------

                                                                    1,355,790
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  3,563,185
                                                                 ============



MODAVOX, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
(UNAUDITED)

                                                           FOR THE             FOR THE
                                                         THREE MONTHS     THREE MONTHS
                                                           ENDED                ENDED
                                                         MAY 31, 2006     MAY 31, 2005


REVENUES                                                 $    432,903    $    240,247
                                                         ------------    ------------

COSTS AND EXPENSES

   Operating expenses                                         121,802         156,552

   Selling, general and administrative expenses               907,357         462,616

  Depreciation and amortization                                90,990          12,179
                                                         ------------    ------------


                                                            1,100,149         631,347
                                                         ------------    ------------

LOSS FROM OPERATIONS                                         (667,246)       (391,100)
                                                         ------------    ------------

OTHER INCOME AND EXPENSE:

   Interest expense                                               535         118,775

   Other income                                                 1,452            --
                                                         ------------    ------------

                                                                1,987         118,775
                                                         ------------    ------------

NET LOSS                                                 $   (669,233)   $   (509,875)
                                                         ============    ============

NET LOSS PER SHARE - basic and fully diluted             $      (0.02)   $      (0.06)
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  basic and fully diluted                                  28,078,407       9,205,535
                                                         ============    ============



MODAVOX, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2006 (UNAUDITED)


                                             COMMON STOCK             PAID IN           STOCK       ACCUMULATED
                                        SHARES        AMOUNT          CAPITAL       SUBSCRIPTION      DEFICIT          TOTAL
                                        ------        ------          -------       ------------      -------         -------

Balance - March 1, 2006              27,680,309    $      2,768    $ 10,354,705    $   (402,808)     (8,585,484)      1,369,181

Common Stock Issued for Services
  and payment of vendor trade
  obligations                           102,857              10          71,990                                          72,000
Common Stock Issued for cash
  (net of transaction costs)          1,178,000             118         269,383                                         269,501

Value of warrants granted
  for Services                                                          314,341                                         314,341

Net Loss                                                                                               (669,233)       (669,233)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance - May 31, 2006               28,961,166    $      2,896    $ 11,010,419    $   (402,808)   $ (9,254,717)   $  1,355,790
                                   ============    ============    ============    ============    ============    ============


MODAVOX, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                        For the         For the
                                                                      Three months    Three months
                                                                         ended           ended
                                                                      May 31, 2006    May 31, 2005
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(669,233)      $(509,875)
Non-cash items:
  Depreciation and amortization                                           90,990          12,179

  Warrants and stock issued for services                                 353,841         149,716
  Amortization of deferred financing costs                                                95,000
Changes in assets and liabilities:
  Prepaid expenses                                                       (22,218)        (28,892)
  Receivables                                                             (4,687)           --
  Deferred revenues                                                       68,244         172,824
  Other assets                                                              --           (30,700)
  Accounts payable and accrued liabilities                               (11,128)         40,160
                                                                       ---------       ---------

CASH (USED) IN OPERATING ACTIVITIES:                                    (194,191)        (68,888)
                                                                       ---------       ---------

CASH FROM INVESTING ACTIVITIES:
  Purchase of property & equipment                                       (57,821)           --
                                                                       ---------       ---------
CASH (USED) IN INVESTING ACTIVITIES                                      (57,821)           --
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                               269,501         115,000
  Principal payments on notes payable                                     (1,485)         (1,383)

  Redemption of Preferred Stock                                         (125,000)           --
                                                                       ---------       ---------
CASH PROVIDED BY FINANCING ACTIVITIES:                                   143,016         113,617
                                                                       ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS:                                (108,996)         44,729
                                                                       ---------       ---------
  Cash and cash equivalents, beginning of period                         325,040           3,404
                                                                       ---------       ---------
  Cash and cash equivalents, end of period                             $ 216,044       $  48,133
                                                                       =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                              $     535       $     157
                                                                       =========       =========
   Cash paid for income taxes                                          $       0       $       0
                                                                       =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


   Value of warrants issued for services                                 314,341       $       0
                                                                       =========       =========




Payment of vendor obligation with stock for services                   $  62,000       $ 149,716
                                                                       =========       =========

Shares issued in settlement of accrued liabilities                        10,000       $       0
                                                                       =========       =========

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying interim condensed financial statements for Modavox, Inc. (the "Company") have been prepared by management without audit by an independent registered public accounting firm pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal and recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-KSB for the fiscal year ended February 28, 2006. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 28, 2007.


Certain prior period amounts have been reclassified to conform to the current year presentation.


The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and has a stockholders' deficit of $9,254,717 at May 31, 2006. The Company anticipates continuing losses for the period of time required to execute its business plan and will require a significant amount of capital to proceed with its business plan. The Company is currently attempting to secure venture capital and/or other financing. However, there is no assurance that the Company will be able to secure adequate financing and/or ultimately realize profitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.


The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION


In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," became effective. SFAS No. 123R, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allowed companies to continue applying APB 25 if certain pro forma disclosures were made assuming hypothetical fair value method, for which the Company used the Black-Scholes option-pricing model.

The Company adopted SFAS No. 123R on March 1, 2006. Prior to March 1, 2006, the Company recognized non-employee stock based compensation awards and grants of restricted stock as an expense in accordance with SFAS No. 123R and valued the equity securities based upon the fair value at the date of grant. For stock-based awards the value was based on the market value for the stock on the date of grant. For pro-forma purposes stock option awards were valued using the Black-Scholes option-pricing model.

Assumptions used for the period ending May 31, 2005 were as follows:


      Expected life in years                              5.0
      Expected stock price volatility                     198%
      Risk-free interest rate                            3.72%
      Weighted Average fair value per option/warrant    $1.29

For pro forma purposes, prior to the adoption of SFAS No. 123, the estimated fair value of our stock-based awards to employees was amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to our stock-based employee compensation for the three months ended May 31, 2005:


                                                      MAY 31, 2005
                                                      ------------

Net loss - as reported $                                (2,509,875)
Add:

   Stock based compensation included in
         Determination of net loss                           - 0 -

Deduct:
   Stock based employee compensation determined
      under fair value based
      method for all awards,
      net of related tax effects                        (1,091,250)
                                                       -----------

Net loss - pro forma                                   $(3,601,125)
                                                       ===========
Basic and diluted loss per share - as reported         $     (0.06)

Basic and diluted loss per share - pro forma           $     (0.39)

The Company did not issue employee stock options in the period ended May 31, 2006, and accordingly the adoption of SFA's 123 did not effect net income.

NOTE 3 - COMMON STOCK

At May 31, 2006, the Company had issued warrants convertible into common stock as follows:



                Shares Reserved          Conversion Price

                  3,248,000              $ 0.20 to $ 0.50
                  1,263,233              $ 0.60 to $ 1.00
                    402,667              $ 1.00 to $10.00
                  ---------
                  4,913,900
                  =========

During the quarter ended May 31, 2006, the Company issued Warrants for 800,000 common shares exercisable at $.25 - $.50 per share for capital raising services and an inducement to convert outstanding debt to common stock; 300,000 Warrants exercisable at $.25 per share for investor relations services; and 40,000 Warrants exercisable at $.50 per share for other stock related services. Warrants, other than for capital raising services, were valued using the Black-Scholes model, which resulted in a charge to expense of $314,341.

The Company did not issue any stock options in the period ended May 31, 2006.

NOTE 4 - KINO ACQUISITION

On February 28, 2006, the Company acquired Kino Interactive LLC ("Kino") for common and preferred stock with a value of $3,320,000. At that date the Company allocated the unallocated intangible asset to intangibles pending a comprehensive allocation study. The Company is in the preliminary stages of the study and currently estimates that approximately $2,000,000 will be allocated to software with an average life of 7 years and $1,052,767 will be allocated to goodwill. It is likely that these estimates will change as the allocation study is finalized. Amortization expense in the quarter ending May 31, 2006, includes $78,600 applicable to the estimated software allocation.

On March 15, 2006, the Company redeemed 500,000 shares of Series A Preferred Stock from the former Kino owners for $125,000 cash.

At May 31, 2006, the receivable from Audioeye LLC, a former affiliate of Kino and an affiliate of the Vice Chairman and CEO was $41,081. Billings to Audioeye in this quarter were $7,197 and in June 2006, the Company received a cash payment of $9,576.

NOTE 5 - INTERNAL REVENUE SERVICE

On May 1, 2006, the Internal Revenue Service ("IRS") notified the Company that it had placed a lien on the Company's assets due to unpaid payroll taxes, penalties and interest aggregating $278,364 at May 31, 2006.

The Company has paid all payroll taxes due since October 2005 and has been making monthly payments on the outstanding balance. In addition, the Company reduced the outstanding balance by $100,000 on July 17, 2006.

The Company is in discussions with the IRS over the establishment of a formal payment program.

NOTE 6 - NET LOSS PER SHARE

At May 31, 2006, the net loss per share does not include potentially dilutive securities of 4,913,900 shares issuable under Warrants and 4,297,500 shares issuable under options.

NOTE 7 - SUBSEQUENT EVENTS

In June, 2006, the Company issued a Warrant to acquire 100,000 shares at $.25 per share.

In July, 2006, Warrants for 300,000 shares of common stock were exercised for $75,000 in connection with the July 17, 2006 payment to the IRS discussed in notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION.

GENERAL


THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR 10KSB FOR THE YEAR ENDED FEBRUARY 28, 2006 AS FILED WITH THE SECURITY AND EXCHANGE COMMISSION.

Overview

The Company has accumulated losses aggregating $9,254,717 since inception. During this time period, we have developed software and an operating model for audio communications over the Internet, principally talk radio. On February 28, 2006 we acquired Kino Interactive ("Kino"), our Interactive Media Division, which produces and delivers digital online audio/visual media content that allows our customers, which include governments, colleges and universities and businesses, to communicate with, advertise to and sell products to targeted audiences. All Interactive products, which include ad streaming, website development, audio/video streaming and pay for view event production, are built around existing industry streaming media infrastructure to provide scalable, secure, and highly compatible whole solutions. Our products enable Internet and private networks to become successful broadcast channels. Our Interactive Media business generates revenue by selling custom client software applications for e-commerce, and digitized audio/video media content distribution and also, receives revenue for related hosting. Additionally, production and installation revenues are generated from the content creation process.

During the quarter ending May 31, 2006, the Company was focused on integrating the Kino Acquisition, which included integrating accounting records, employees and Kino products into the Modavox sales function. In addition, in March the Chairman of the Board resigned, which required the CEO and Vice Chairman to focus on the related Settlement Agreement and transition process. As a result of these distractions from the business development and marketing efforts, Interactive Media Division revenues did not meet expectations. However, the Company believes that potential contracts in the "Pipeline" present opportunities for the remainder of the fiscal year. In order to assist in achieving this potential, effective June 26, 2006, Nathaniel Bradley, Vice Chairman of the Board of Directors and a founder of Kino, will become a full-time employee as Executive Vice President of Business Development and Marketing Strategies.

During the quarter ended May 31, 2006, we raised capital through the issuance of common stock of $269,501 net of related costs. We have reduced overdue payables and are engaged in discussions with the IRS concerning a payment plan for payroll taxes which were not paid between 2004 and October 2005. As a result of the merger with Kino, we have stockholders equity of $1,355,790 as of May 31, 2006. However, at that date we have negative tangible equity of $1,685,219. During this period, we issued warrants for services and common stock in settlement of liabilities. Accounting valuations of these items resulted in income statement charges of $356,000, thereby increasing our loss by that amount of non-cash charges.

During quarter ended May 31, 2006, the Company derived its revenues through production fees received from hosts and their sponsors featured on the talk radio content programs and from Interactive Media Division revenues. Production fees are generally sold in 13-week segments and are generally prepaid. Cash, or a portion thereof, is generally received by the Company at the time a Host contract is signed. The total amount to be received under the contract is amortized ratably into revenues over the production period, which may begin 20-60 days after the contract is signed. An increase or decrease in contract closings will immediately affect available cash and, increases or decreases in contract closings may not affect revenues for 30-60 days. In addition, sales commissions are expensed as the cash is received, which generally precedes the recording of revenues.

Interactive Media Division Revenues are derived from internet advertising products, event specific Online digital media content delivery, monthly hosting fees and website development. Monthly hosting fees are billed and recorded as revenues in the month that the hosting occurs and all other revenues are billed and recorded at the completion of the related project or event. As of May 31, 2006, there were three Interactive Media contracts in process for which cash received was recorded as deferred revenue. The developing nature of the market for Interactive Media Products generally results in lengthy time periods between the initiation of potential customer contracts and the closing of successful contracts. A portion of the contract amount is generally received at contract closing.

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

In October 2005 the then Chairman and Chief Executive Officer resigned his Chief Executive Officer position and David J. Ide became the Chief Executive Officer. The company then began the process of reducing expenses with the objective of creating near term break even cash flow. In the quarter ending May 31, 2006 the company used $194,000 in operating activities however, this amount included $125,000 separation payment to the then Chairman of the Board of Directors, $31,500 in legal fees paid in connection with this separation & Kino merger, and $27,000 paid to the IRS to reduce the 2003 & 2004 unpaid payroll taxes and $20,000 to reduce overdue payables. While the IRS obligation and overdue payables will require the use of cash in the future the company believes that it is making progress in its effort to in the near term reach break even or positive cash flow from current operations.

Historically, the Company's revenues have been less than its expenses. As a result, the Company has been dependent on raising capital to continue its operations and continuation of operations is still dependent upon the Company's ability to raise sufficient capital to fund its operating deficiency, IRS obligation and overdue payables (see liquidity and capital resources).

Results of Operations

The discussion of the results of operations compares the quarter ended May 31, 2006 with the quarter ended May 31, 2005, and the quarter ended May 31, 2005 with May 31, 2004, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

2006 VS. 2005

For the quarter ending May 31, 2006 revenues were $432,903 compared to $240,247.00 for the quarter ending May 31, 2005. Revenues for the quarter ended May 31, 2006 included $143,000.00 from the Interactive Media Division and $289,903 from the Broadcast Media Division while all revenues in the 2005 quarter were generated though the Broadcast Media Division.
Operating expenses were $121,802 in the 2006 May quarter compared to $156,552 in the prior quarter reflecting expense reductions and technological efficiencies realized through from the consolidating the company operations with Kino.

Selling, General, and Administrative expenses were $907,357 for the first quarter 2006 compared with $462,616 for the first quarter ending 2005.The 2006 first quarter included non-cash expenses of $356,341 arising from the valuation of warrants discussed in Note 3 and common stock issued to settle liabilities.. The 2006 expenses also included the $125,000 of expenses related to the separation of the then Chairman of the Board of Directors, and $44,000 of legal fees related to this separation and the Kino Merger.

Depreciation and amortization expense was $90,990 in the 2006 quarter compared with $12,179 in the 2005 quarter. The 2006 amortization expense includes $78,600 from software acquired in the Kino Acquisition.

Interest expense was $535 in the 2006 quarter compared with $118,775 in the 2005 quarter. The reduction in interest expense is the result in 2005 in the conversion of outstanding debt into common stock.

The net loss of $669,233 in 2006 compared to the loss of $509,875 in the 2005 quarter. The loss in 2006 was impacted by the valuation of stock and warrants discussed above and the separation and merger expenses. These items and the additional amortization expense arising from the intangible assets acquired in the Kino merger offset the increase in revenues, the reduction in interest expense, and the reduction in operating expenses.


2005 VS. 2004


Revenues for the quarter ending May 31, 2005 were $240,247 a decline of $70,334 of 23% from the comparable quarter of the previous year. This decline was due to reduced contract closings in the months preceding the start of the quarter due principally to the reorganization of the company that was being finalized at the time. Subsequently, contract closings have increased and the company anticipates increased revenues in future quarter.

Costs of production were $290,268, a reduction of $95,228 of 25% from the comparable period of the prior year. This decline occurred as a result of the previously discussed reorganization which resulted in outsourcing of production function and reduction of personnel.

General and administrative expenses were $328,900, a reduction of $99,402 of 23% from the comparable period of the prior year. This reduction results principally from a reduction in payroll expenses as a result of the reorganization previously discussed.

Interest expense was $118,775 an increase of $109,053 due the interest cost of the convertible notes.

Other income of $273,026 in 2004 arose from the return of common stock. There was no comparable transaction in 2005.

The net loss of $(509,875) in 2005 was greater than the net loss of $(245,989) in 2004 because of the other income of $273,026 in 2004 and the increased interest expense offset the net benefit from expense reductions in 2005 arising from the reorganization.

LIQUIDITY AND CAPITAL RESOURCES


During the Quarter ended May 31, 2006 cash generated from revenues was not adequate to pay the Company's Operating Expenses and overdue obligations. During the quarter ended May 31, 2006 we raised $269,501.00 through the issuance of common stock. As of May 31, 2006, the Company had not paid all outstanding delinquent payroll taxes and overdue payables from fiscal 2004 & 2005. At May 31, 2006 the overdue payroll taxes, including interest and penalties, aggregated approximately $278,364 and $240,762 of accounts payable were past their scheduled due dates.

During the quarter ended May 31 2006 cash used in operations of $194,000 was funded through capital raised through the issuance of common stock. Included in the cashed used in operations were the separation payment to the then Chairman of the Director of the Board of $125,000.00, $31,500 in legal expenses arising from the separation and Kino merger, and $27,000 paid to the IRS for 2003 & 2004 unpaid payroll taxes.

During the year ended February 28,2006, all convertible debt and related accrued interest was converted into common stock. Therefore at May 31, 2006 the only debt outstanding was a bank loan aggregated $20,000 which is due on demand and an equipment financing obligation of $2,311 which is due monthly through 2007.

In connection with the Kino Merger, the Company issued mandatory redeemable preferred stock. During the Quarter ended May 31, 2006, the Company redeemed $125,000 of this stock. Also, during the quarter ending May 31,2006, the company issued warrants and stock for services, which increased additional paid-in capital, the net loss and the accumulated deficit by $356,000, but did not require the use of cash.

The Company believes that its required capital expenditures for fiscal 2006 will not exceed $200,000.

As noted above the company has not historically had adequate cash or projected cash flow to fund its operations and continuation of its operations is dependent upon its ability to raise additional capital through equity and debt issuance until the company can achieve its goal of positive cash flow. While the company is making progress in achieving this objective, the current negative operational cash flow and its obligation to the IRS for 2003 & 2004 unpaid payroll taxes will necessitate continued capital raising. In July, 2006, Warrants for 300,000 shares of common stock were exercised for $75,000 in order to facilitate a $100,000 payment on July 17,2006 to the IRS for previously unpaid payroll taxes.

RISK FACTORS

PLEASE SEE FORM 10KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 14, 2006 FOR COMPANY RISK FACTORS. IN ADDITION TO THE RISK FACTORS DISCLOSED IN FORM 10KSB, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED:

"THE INTERNAL REVENUE SERVICE COULD SEIZE THE COMPANIES LIQUID ASSETS AS A RESULT OF THE LIEN FILED ON MAY 1, 2006."

As a result of the lien which the IRS filed against the Companies assets, it is possible for the IRS to seize the Companies liquid assets, thereby potentially eliminating the Companies ability to conduct future operations.


FORWARD LOOKING STATEMENTS


This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipate," "expect," "intend" "plans," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report Form 10-KSB for our fiscal year ended February 28, 2006.

ITEM 3. CONTROLS AND PROCEDURES


Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. UNREGISTERED SALES OF
EQUITY SECURITIES AND USE OF
PROCEEDS


During the quarter ended May 31, 2006, we sold the following securities without registration under the Securities Act of 1933:

DATE                   SECURTIES                      CASH        EXEMPTION FROM
                         SOLD                       RECEIVED       REGISTRATION
----                     ----                       --------       ------------


04/11/06         24,000 Common Stock                $  6,000           (1)
04/18/06         40,000 Common Stock                $ 10,000           (1)
04/04/06         500,000 Common Stock               $112,000           (1)
05/23/06         10,000 Common Stock                     -0-(2)        (1)
06/01/06         92,857 Common Stock                     -0-(3)        (1)
05/24/06         614,000 Common Stock               $141,000           (1)
05/29/06         500,000 Common Stock Warrants           -0-(4)        (1)
05/29/06         300,000 Common Stock Warrants           -0-(5)        (1)
05/29/06         40,000 Common Stock Warrants            -0-(5)        (1)
05/04/06         200,000 Common Stock Warrants           -0-(6)        (1)
06/19/06         100,000 Common Stock Warrants           -0-(6)        (1)
04/30/06         1,000 Common Stock Warrants             -0-(7)

(1) Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. All purchasers were accredited investors who made customary private placement representations to us prior to the sale, including representations regarding their status as an accredited investor and their investment intent.

(2)        Issued in payment for services rendered.

(3)        Issued in Settlement of Liability.

(4) Warrants to acquire Common Stock at $.25 per share issued in connection with raising capital.

(5) Warrants to acquire Common Stock at $.50 per share issued in connection with raising capital.

(6) Warrants to acquire Common Stock at $.25 per share issued for services.

(7)        Warrant to acquire Common Stock at $.25 per share issued to employee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER                        DOCUMENT



31.1    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
        FINANCIAL OFFICER PURSUANT TO SEC RULE 15D-14


32      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
        FINANCIAL OFFICER PURSUANT TO 18 USC SECTION 1350(2)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Modavox, Inc. (Registrant)


By: /s/ David Ide
    -------------
    David Ide
    Chief Executive Officer
    Principal Executive Officer


Date:       July 17, 2006