Form 10QSB
period 2006-08-31
MODAVOX INC
filed 2006-10-19
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2006


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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on August 31, 2006 was 32,926,225.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

MODAVOX, INC.

       INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of August 31, 2006                                   3
         Statements of Operations for the three months
         ended August 31, 2006 and 2005                                        5
         Statements of Operations for the six months
         ended August 31, 2006 and 2005                                        6
         Statement of Stockholders' Deficit for the six months
         ended August 31, 2006                                                 7
         Statements of Cash Flows for the six months ended August 31, 2006
         and 2005                                                              8
         Notes to Financial Statements                                         9

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  MODAVOX, INC.
                            BALANCE SHEET (UNAUDITED)
                                 AUGUST 31, 2006

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $    183,004
     Receivables, including related party of $41,081                    220,649
     Prepaid and other assets                                            21,276
                                                                   ------------
Total current assets                                                    424,929
                                                                   ------------

Property, plant and equipment - net of accumulated
      depreciation of $139,450                                           95,680
Intangibles:
     Software                                                         1,951,717
     Goodwill                                                         1,063,746
Other assets                                                              4,524
                                                                   ------------
         Total Assets                                              $  3,540,596
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $    333,607
     Accrued liabilities                                                338,171
     Deferred revenue                                                   427,232
     Bank Loan                                                           20,799

                                                                   ------------

         Total current liabilities                                    1,119,809
                                                                   ============

STOCKHOLDERS' EQUITY:
     Common Stock, $0.0001 par value; 100,000,000
     shares authorized; 32,926,225 issued                                 3,292
     and outstanding
     Additional paid in capital                                      12,021,311
     Stock subscription receivable                                     (402,808)
     Accumulated deficit                                             (9,201,008)
                                                                   ------------
                                                                      2,420,787
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,540,596
                                                                   ============



MODAVOX, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)

                                                        For The        For The
                                                     Three Months    Three Months
                                                         Ended          Ended
                                                   August 31, 2006  August 31, 2005

REVENUES                                            $    698,946    $    289,699
                                                    ------------    ------------

COSTS AND EXPENSES

     Operating expenses                                  353,635         323,673

     Selling, general and administrative expenses        201,598         829,943

     Depreciation and amortization                        89,027          11,843
                                                    ------------    ------------
                                                         644,260       1,165,459
                                                    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                             54,686        (875,760)
                                                    ------------    ------------

OTHER INCOME AND EXPENSE:

     Interest expense                                        978         213,776

     Other income                                                         (8,950)
                                                    ------------    ------------
                                                             978         204,826

                                                    ------------    ------------

NET Income (LOSS)                                   $     53,708    $ (1,080,586)
                                                    ============    ============

NET Income (LOSS) PER SHARE - basic                 $       .002    $    (   .09)
                              fully diluted         $       .001

                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -       29,156,951      12,020,761
                               basic
                               fully diluted
                                                      36,921,608      12,020,761
                                                    ============    ============





MODAVOX, INC.
STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)



                                                               For The        For The
                                                             Six Months     Six Months
                                                               Ended          Ended
                                                          August 31, 2006  August 31, 2005

REVENUES                                                  $  1,131,849    $    529,876
                                                          ------------    ------------

COSTS AND EXPENSES

     Operating expenses                                        632,210         659,655

     Selling, general and administrative expenses              932,182       1,113,130

     Depreciation and amortization                             180,017          24,022
                                                          ------------    ------------
                                                             1,744,409       1,796,807
                                                          ------------    ------------

LOSS FROM OPERATIONS                                          (612,560)     (1,266,931)
                                                          ------------    ------------

OTHER INCOME AND EXPENSE:

     Interest expense                                            1,513         332,551

     Other income                                                1,451          (9,020)
                                                          ------------    ------------

                                                                  2964         323,531
                                                          ------------    ------------

NET LOSS                                                  $   (615,524)   $ (1,910,462)
                                                          ============    ============

NET LOSS PER SHARE - basic and fully diluted              $       (.02)   $       (.15)
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
basic and fully diluted                                     28,603,381      10,712,139
                                                          ============    ============



MODAVOX, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 (UNAUDITED)

                                  COMMON            STOCK        PAID IN       STOCK       ACCUMULATED
                                   SHARES           AMOUNT      CAPITAL     SUBSCRIPTION     DEFICIT        TOTAL
                                  ------           ------       -------     ------------     -------        -----

Balance - March 1, 2006         27,680,309    $     2,768    $10,354,705   $  (402,808)   ($8,585,484)   $ 1,369,181

Common Stock Issued for            186,786             18        107,656                                     107,674
Services and payment of
vendor trade obligations

Common Stock Issued for cash     1,694,667            170        403,829                                     403,999
(net of transaction costs)

Value of warrants granted                                        314,341                                     314,341
for Services
Preferred Stock Exchange         3,364,463            336        840,780                                     841,116
Net Loss                                                                                     (615,524)      (615,524)

Balance - August 31, 2006       32,926,225    $     3,292    $12,021,311   $  (402,808)   $(9,201,008)   $ 2,420,787
                               ===========    ===========    ===========   ===========    ===========    ===========



MODAVOX, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31,2006 AND 2005 (UNAUDITED)

                                                           For The            For The
                                                          Six Months        Six Months
                                                            Ended             Ended
                                                        August 31, 2006  August 31, 2005
                                                        ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (615,524)   $(1,590,462)
Non-cash items:
     Depreciation and amortization                             180,017         24,022
     Warrants and stock issued for services                    353,841        649,741
     Amortization of deferred financing costs                                 319,990
     Amortization of deferred rent                                            (41,333)
Changes in assets and liabilities:                                            (43,896)
     Prepaid expenses and other assets                         (20,466)        (5,095)
     Receivables                                              (109,402)
     Deferred revenues                                           1,683        354,198

     Accounts payable and accrued liabilities                 (117,390)       163,050
                                                           -----------    -----------

CASH (USED) IN OPERATING ACTIVITIES:                          (327,241)      (275,055)
                                                           -----------    -----------

CASH FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                          (92,282)        (3,733)
                                                           -----------    -----------

CASH (USED) IN INVESTING ACTIVITIES                            (92,282)        (3,733)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                  403,999        180,000
     Issuance of convertible notes payable                                    115,000
     Principal payments on notes payable                        (1,512)        (2,790)
     Redemption of Preferred Stock                            (125,000)
                                                           -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES                          277,487        292,210
                                                           -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (142,036)        13,422
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, beginning of period                 325,040          3,404
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                   $   183,004    $    16,826
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


     Cash paid for interest                                $     1,512    $     2,258
                                                           ===========    ===========
     Cash paid for income taxes                            $         0    $         0
                                                           ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:                                                                    61,850

Value of warrants issued for services                      $   314,341
Conversion of promissory notes                                            $   510,466
                                                           ===========    ===========
Payment of vendor obligation with stock for services       $    33,884    $
                                                           ===========    ===========
Shares issued in settlement of accrued liabilities         $    39,500    $         0
                                                           ===========    ===========
Exchange of Preferred Stock:
 Preferred Stock                                           $  (875,000)
                                                           ===========
 Common Stock                                              $       336
                                                           ===========
 Paid in Capital                                           $   840,780
                                                           ===========


MODAVOX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED AUGUST 31,2006 AND 2005

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred aggregate operating losses since inception and has a accumulated deficit of $9,201,008 at August 31, 2006. The Company is currently attempting to secure additional capital through equity financing. However, there is no assurance that the Company will be able to secure adequate financing and/or ultimately realize profitable operations. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company's Broadcast division derives revenues from the production and distribution of online talk radio programs. Revenues are received from hosts of these talk radio programs, generally non-refundable fees under three to twelve month contracts, and to a lesser extent from sponsors of these programs. Revenue is deferred when received in cash and is recognized in the income statement on a straight line basis after the production preparation for the individual host in the content management system has been completed. It is at this time that the host can exploit the Company's content management and distribution system and produce shows. All costs associated with production preparation and production of content are expenses as incurred. Prior to June 1, 2006, revenue was amortized over the host airtime period and costs associated with the production of content were deferred and amortized over the air time period. This change in the amortization period was made due to the change in production preparation required by the implementation of thee Company's new content production management system.

Revenue from the interactive media division are recorded based upon the terms of the individual contracts and include revenues from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and company websites. Contracts may include single deliverables such as production and delivery of media content, hosting, or fees from online advertising content or may include fees from multi deliverables such as custom software creation and production and delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recorded pro-rata over the term of the media content delivery or hosting period. Revenues from the creation of custom software are generally a component of contacts that include hosting and/ or production and delivery of services. Software revenues are recorded when the software is completed and accepted by the customer if the software has free standing functionality, the fee for software is separately determinable and the company has demonstrated its capability of completing any remaining terms under the contract. Otherwise, all revenues under multi deliverable contracts are recorded pro rata over the production and content delivery and hosting period. Fees for producing interactive advertising content are bases upon a fee for the production and hosting of advertising content and/or a percentage of the fees paid by third party advertisers. Fees paid from third parties for the production and hosting of the advertising content are recorded pro rata over the related hosting period. Fees representing a percentage of fees paid by third party advertisers for advertising on third party or company websites are recorded when the contractual criteria has been met and amounts are due from third party advertisers.

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

Assumptions used for the period ending August 31, 2005 were as follows:

         Expected life in years                                     5.0
         Expected stock price volatility                            198%
         Risk-free interest rate                                    3.72%
         Weighted Average fair value per option/warrant             $.22

For pro forma purposes, prior to the adoption of SFAS No. 123, the estimated fair value of our stock-based awards to employees was amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to our stock-based employee compensation for the three months ended August 31, 2005:

                                                                 AUGUST 31, 2005
                                                                 ---------------

Net loss - as reported                                              $(1,590,462)
Add:
    Stock based compensation included in
        Determination of net loss                                       649,471
Deduct:
    Stock based employee compensation determined
      under fair value based method for all
      awards, net of related tax effects                             (1,924,471)
                                                                    -----------

Net loss - pro forma                                                $(2,865,462)
                                                                    ===========

Basic and diluted loss per share - as reported                      $     (0.15)

Basic and diluted loss per share - pro forma                        $     (0.27)

The Company did not issue employee stock options in the six month period ended August 31, 2006, and accordingly the adoption of SFA's 123 did not effect net income. In the six month period ended August 31, 2005, the company issued an aggregate of 5,100,000 options convertible into common stock at $.25 per share, the fair value of the common stock at the date of issuance, to the Chairman and CEO, President and Directors.

At August 31, 2006, there were 4,400,000 options outstanding with an intrinsic value of $1,760,000.

NOTE 3 - COMMON STOCK

At August 31, 2006, the Company had issued warrants convertible into common stock as follows:

                                     Shares Reserved       Conversion Price

                                          2,639,000        $ 0.20 to $ 0.50
                                             50,000        $ 0.60 to $ 1.00
                                             50,000        $ 1.00 to $10.00
                                       -------------

                                          2,739,000
                                       =============

During the six months ended August 31, 2006, the Company issued Warrants for 800,000 common shares exercisable at $.25 - $.50 per share for capital raising services and an inducement to convert outstanding debt to common stock; 300,000 Warrants exercisable at $.25 per share for investor relations services; and 40,000 Warrants exercisable at $.50 per share for other stock related services. Warrants, other than for capital raising services, were valued using the Black-Scholes model, which resulted in a charge to expense in the six months ended August 31,2006 of $314,341.

In the six months ended August 31, 2006, 1,694,667 shares were issued for 403,999 cash and 516,667 warrants were exercised or cancelled. During this same period, the Company issued 186,786 shares to resolve employee or vendor obligations aggregating $107,674.

In August 2006, the Board of Directors authorized a transaction under which the stated value of the Series A and Series B Preferred Stock was reduced by $33,884, representing the outstanding balance of a Kino Interactive affiliate receivable received by Modavox at the time of the Kino merger, with all of the remaining stated value of the Series A and Series B Preferred Stock exchanged for 3,364,463 shares of unregistered Modavox Common Stock at the exchange price of $.25 per share. An aggregate of $841,115 of the stated value of the Series A and Series B Preferred Stock are under the control of David Ide, Chief Executive Officer, and Nathaniel Bradley, Vice Chairman and Executive Vice President. The shares of the Series A and Series B Preferred Stock were convertible at $.25 per share beginning February 22, 2007 and were subject to mandatory redemption in cash at $.25 per share until that time if the Company met certain cash flow criteria. The exchange prior to the February conversion date was authorized to alleviate any cash redemption requirements that may have occurred between August 31, 2006 and February 22, 2007. In addition, as a result of this transaction, the license agreement covering the intangible assets acquired in the Kino acquisition was modified to be a "fully paid" license agreement, thereby eliminating any future license payments that may have been required under the license agreement for the software acquired in the Kino acquisition ( Note 4).

During the six months ended August 31, 2005, the Company issued 1,159,655 shares of common stock services and payment of vendor obligations aggregating $244,631, 1,534,300 shares of common stock upon conversion of notes payable and accrued interest aggregating $510,466, and 800,000 shares of common stock for $180,000 cash.

The Company did not issue any stock options in the period ended August 31, 2006.

NOTE 4 - KINO ACQUISITION

On February 28, 2006, the Company acquired Kino Interactive LLC ("Kino") for common and preferred stock with a value of $3,320,000. At that date the Company allocated the unallocated intangible asset to intangibles pending a comprehensive allocation study. The Company is in the preliminary stages of the study and currently estimates that approximately $2,000,000 will be allocated to software with an average life of 7 years and $1,052,767 will be allocated to goodwill. It is likely that these estimates will change as the allocation study is finalized. Amortization expense in the three and six months ended August 31, 2006, includes $78,600 and $ 144,000, respectively, applicable to the estimated software allocation.

On March 15, 2006, the Company redeemed 500,000 shares of Series A Preferred Stock from the former Kino owners for $125,000 cash. On August 31, 2006, the Company redeemed $33,884 of the stated value of Series A Preferred Stock to satisfy a $ 33,884 receivable from Audioeye LLC, a former affiliate of Kino and David Ide and Nathaniel Bradley. As explained in Note 3, on August 31,2006, the remaining shares of Series A and Series B Preferred Stock were converted into shares of Common Stock.



NOTE 5 - INTERNAL REVENUE SERVICE

On May 1, 2006, the Internal Revenue Service ("IRS") notified the Company that it had placed a lien on the Company's assets due to unpaid payroll taxes, penalties and interest of approximately $ 318,000 dating back to fiscal 2004. The Company has paid all payroll taxes due since October 2005 and the Company reduced the outstanding balance by making payments of $161,958 in the six months ended August 31,2006. On October 16, 2006, the Company made a payment of $168,000 paying the remaining balance in full.



NOTE 6 - OTHER

In the six month period ending August 31, 2006, and in the three and six month periods ended August 31, 2005, the net loss per share does not include potentially dilutive securities of 2,739,000 shares issuable under Warrants and 4,598,000 shares issuable under options.

In the three and six month period ending August 31, 2006, general and administrative expenses were reduced by $61,000 arising from accural adjustments.

NOTE 7 - SUBSEQUENT EVENTS

In October, 2006, a member of the Board of Directors exercised 300,000 options at $.25 per share and warrant holders exercised 375,000 warrants at $.25 per share. These proceeds were used to pay the remaining IRS liability (notes).

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

Overview

The Company has accumulated losses aggregating $9,201,008 since inception. Substantially all of the losses occurred during the period from 1999(inception) to February 28,2006, during which time our Broadcast Media Division developed software and an operating model for talk radio program broadcasting over the Internet. On February 28, 2006 we acquired Kino Interactive ("Kino"), our Interactive Media Division, which produces and and provides the software that delivers digital online audio/visual media content that allows our customers, which include governments, media and other businesses, to communicate with, advertise to and sell products to targeted audiences. Losses have continued in the six months ending August 31, 2006, although during the three month period ending August 31, 2006, we reported a profit of $53,708, our first quarterly profit in the Company's history.

Our Broadcast Media Division produces and distributes online talk radio programming, generally through our VoiceAmerica and Seventh Wave broadcast channels. Revenues are received under contracts from online talk radio hosts and their sponsors who pay fees to have their programs broadcast over our channels. In August 2006, we sold our first website advertising contract under which we receive advertising revenue that is variable based upon the number of "clicks" accessing our various broadcast channels. Although the initial revenues are small, we believe that this internet advertising revenue will increase as the number of advertisers aware of the Company increase and there is an increase in the number of parties that "click" or access our various broadcast channels.

Our Interactive Media Division products, which include interactive advertising, ad streaming, website development, audio/video streaming and pay for view event production, are built around existing industry streaming media infrastructure to provide scalable, secure, and highly compatible whole solutions. Our products enable Internet and private networks to become successful broadcast channels. Our Interactive Media Division generates revenue by selling customized client software applications , interactive advertising applications, ad streaming, and digitized audio/video media content distribution and related hosting. Customized client software applications are generally non-recurring for individual customers, but lead to monthly fees for interactive advertising applications, ad streaming, content delivery and hosting. During the quarter ended August 31, 2006, we expanded the number of our media customers that utilize our ad streaming and interactive advertising products for their television broadcast or newspaper websites. Under these contracts,advertising is generally sold by our media customers and we receive fees that are variable based upon the number of advertisements sold by our media customers.

Our expenses are generally fixed, although sales commissions, arising principally from the sale of radio talk show host and custom software contracts, and the cost of software development contracted to third parties are directly variable with related revenues. The cost of online content distribution and hosting is also variable with usage. However, the costs are a low percentage of incremental revenues. Other variable costs include legal and audit expenses.

During the six months ending August 31, 2006, the Company was focused on integrating the Kino Acquisition, which included integrating accounting records, employees and Kino products into the Modavox sales function. In addition, in March the Chairman of the Board resigned, which required the CEO and Vice Chairman to focus on the related Settlement Agreement and transition process. As a result of these distractions from the business development and marketing efforts, we did not begin to "close contracts" and begin to realize revenues from our Interactive Media Division until the second quarter, during which time Nathaniel Bradley, Vice Chairman of the Board of Directors and founder of Kino became Executive Vice President of Marketing and Business Development. However, the Company believes that the potential future revenues from contracts "closed" during the second quarter and contracts in the "Pipeline" present opportunities for the remainder of the fiscal year.

During the six months ended August 31, 2006, we raised capital through the issuance of common stock of $403,999 net of related costs. During this period we have reduced overdue payables , including unpaid payroll taxes arising in 2004 and 2005. Subsequent to August 31 2006, we received $75,000 from the exercise of stock options under which we issued 300,000 shares. We received $93,750 from the exercise of warrants for which we issued 375,00 shares. We utilized these proceeds to pay unpaid payroll taxes in full, including penalties and interest.

During August 2006, the Board of Directors and Kino agreed to convert the Redeemable Preferred Stock arising from the Kino merger to Common Stock at the price at which the Preferred Stock could be converted beginning in February 2007. This exchange eliminated any requirement for the Company to use cash to redeem the Preferred Stock if monthly cash flow met stated criteria. As a result of this conversion and the common stock initially issued in the merger with Kino, we have stockholders equity of $2,420,787 as of August 31, 2006. However, at that date we have negative tangible equity of $594,676.

During the quarter ending May 31, 2006,, we issued warrants for services and common stock in settlement of liabilities. Accounting valuations of these items resulted in income statement charges of $356,000, thereby increasing our loss by that amount of non-cash charges. During the quarter ended August 31, 2006, we reduced expenses by $61,000 through the reduction of previously established accruals. In addition, during the quarter ended August 31, 2006, we changed the period over which we amortize deferred revenues for the Broadcast Media Division and expensed as incurred previously deferred expenses which resulted in an increase in revenues of $23,600 and an increase in expenses of $34,000.

Operating expenses consist primarily of network operations, include the cost of technical personal and service costs and fees paid to third parties, including communication services providers. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing, accounting, and administrative personnel and other general corporate expenses such as rent. These costs include commissions for sales personnel and fees paid to third parties.

In October 2005 the then Chairman and Chief Executive Officer resigned his Chief Executive Officer position and David J. Ide became the Chief Executive Officer. The company then began the process of reducing expenses with the objective of creating near term break even cash flow.

In the six months ending August 31, 2006 the Company used cash of $327,241 in operating activities however, this amount included the $125,000 separation payment to the former Chairman of the Board of Directors, $31,500 in legal fees paid in connection with this separation & Kino merger, $162,000 paid to the IRS to reduce the 2003 & 2004 unpaid payroll taxes and $20,000 to reduce overdue payables. Excluding these items the Company was near break even cash flow and believes that the near term it may reach break even or positive cash flow from current operations.

Historically, however, the Company's revenues have been less than its expenses. As a result, the Company has been dependent on raising capital to continue its operations.

Results of Operations

The discussion of the results of operations compares the quarter ended August 31, 2006 with the quarter ended August 31, 2005, and the six months ended August 31, 2006 with the six months ended August 31, 2005, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

THREE MONTHS ENDED AUGUST 31, 2006 VS. 2005

For the quarter ending August 31, 2006 revenues were $ 698,946 compared to $289,699 for the quarter ending May 31, 2005. Revenues for the quarter ended May 31, 2006 included $341,823 from the Interactive Media Division and $357,123 from the Broadcast Media Division while all revenues in the 2005 quarter were generated though the Broadcast Media Division. During the second quarter of 2006, the Company changed the period over which it amortized deferred revenues of the Broadcast media Division, resulting in an increase in revenues of $23,600, which was more than offset by an increase in expenses of 34,277 arising from expensing related costs as incurred rather than deferring such expenses as had been done in the past.

Operating expenses were $353,635 in the 2006 May quarter compared to $323,673 in the prior quarter reflecting expense reductions and technological efficiencies realized from consolidating Company operations with Kino. During the second quarter of 2006, in connection with the change in the period of amortizing revenues, the Company began to expense all production costs as incurred, rather than deferring costs for hosts that had not begun airtime, resulting in an increase in operating expenses in the 2006 period of $34,277.

Selling, General, and Administrative expenses were $201,598 for the second quarter of 2006 compared with $829,943 for the second quarter ending 2005, a reduction of $628,344. This reduction resulted from better control over costs and a reduction in occupancy, payroll and various consulting expenses, although the 2006 quarter included legal fees of $ 45,853,as management continued the merger integration process, which amount was offset by accruial reductions of $61,000.

Depreciation and amortization expense was $89,027 in the 2006 quarter compared with $11,843 in the 2005 quarter. The 2006 amortization expense includes $72,000 from software acquired in the Kino Acquisition.

Interest expense was $978 in the 2006 quarter compared with $213,776 in the 2005 quarter. The reduction in interest expense is the result of the conversion during the Company's fiscal year ended in 2006 of outstanding debt into common stock.

During the quarter ended August 31,2006, the Company had income of $53,708 compared to the loss of $1,080,586 in the 2005 quarter. The reduced net loss in 2006 was the result of increased revenues and reduced expenses as discussed above.

SIX MONTHS ENDED AUGUST 31, 2006 VS. 2005

Revenues for the six months ended August 31, 2006 were $1,131,849 compared with revenues of $529,876 for the comparable period of the previous year. Revenues in the 2006 period included $427,839 from the Interactive Media Division and $704,010 from the Broadcast Media Division while all of the revenues in the 2005 period were from the Broadcast Media Division. Interactive Media Division revenues are increasing as the Company is entering into an increasing number of contracts utilizing its proprietary software. Broadcast Media Division revenue increases reflect the increasing acceptance of online talk radio as a forum for communicating with targeted audiences. Revenues for the 2006 period were $23,600 greater as a result of the change in amortization period of deferred revenues discussed above.

Operating expenses were $632,210 in the six months ended August 31, 2006 compared with $659,655 from the comparable period of the previous year. This decrease in expenses in spite of increased revenues resulted from lower production expenses and selling costs. Operating expenses for the 2006 period increased $34,277 as a result of expensing production costs as incurred.

General and administrative expenses were $932,182 for the six months ended August 31, 2006 compared with $1,113,130 for the comparable period of the previous year. This reduction in expenses in spite of increased revenues resulted from decreases occupancy, payroll and consulting expenses. The reduction in expenses would have been greater had the Company not had the unusual expenses of warrant issuances ($356,341) and the costs of the Kino merger and employee separation ($169,000) during the May 31, 2006 quarter, which increased expenses were partially offset by accrual reductions of$61,000 in the August 31, 2006 quarter.

Depreciation and amortization were $180,017 in the six month period ending August 31,2006 compared to $24,022 in the comparable period of the preceding year reflecting the additional amortization expense of software acquired in the Kino merger.

Interest expense was $1,513 in the six month period ending August 31, 2006 compared to $332,551 in the comparable period of the preceding year. This reduction resulted from the conversion of substantially all of the debt outstanding in 2005 to equity.

The net loss of $615,524 in the six month period ending August 31,2006 compared to a loss of $1,910,462 in the comparable period of the previous year. The lower loss resulted from the matters discussed above.




LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2006 cash generated from revenues was not adequate to pay the Company's Operating Expenses and the IRS and other overdue obligations.

During the six months ended August 31, 2006 we raised $403,999 through the issuance of common stock. These proceeds were used,in part, to reduce our unpaid payroll tax liability. Subsequent to September 2006, the Company raised $75,000 through the exercise of stock options and $93,750 through the exercise of warrants. These proceeds were used to pay unpaid payroll taxes and accrued interest and penalties in full. At August 31, 2006 $183,000 of accounts payable were past their scheduled due dates.

During the six months ended August 31 2006, cash used in operations of $327,241 was funded through capital raised through the issuance of common stock. Included in the cash used in operations were the separation payment to the former Chairman of the Board of Directors $125,000.00, $31,000 in legal expenses arising from the separation and Kino merger, and $162,000 paid to the IRS for unpaid payroll taxes.

During the year ended February 28,2006, all convertible debt and related accrued interest was converted into common stock. Therefore at August 31, 2006 the only debt outstanding was a bank loan aggregated $20,000 which is due on demand and an equipment financing obligation of $799 which is due monthly through 2007.

In connection with the Kino Merger, the Company issued mandatory redeemable preferred stock. During the Quarter ended May 31, 2006, the Company redeemed $125,000 of this stock and on August 31, 2006, the holders of the Preferred Stock exchanged this Preferred Stock into 3,364,463 shares of Common Stock, thereby eliminating the potential for mandatory cash redemption of the Preferred Stock if the Company's cash flow met certain criteria.

During the six months ending August 31 ,2006, the Company issued warrants and stock for services, which increased additional paid-in capital, the net loss and the accumulated deficit by $356,000, but did not require the use of cash.

The Company believes that its required capital expenditures for fiscal 2006 will not exceed $200,000.

As noted above the Company has not historically had adequate cash or projected cash flow to fund its operations and continuation of its operations until the Company is able to achieve sustainable positive cash flow, is dependent upon its ability to raise additional capital through equity and debt issuance. While the Company is making progress in achieving sustainable positive cash flow, until that sustainable positive cash flow is achieved, future growth will require that the Company raise additional capital.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls were not effective as of August 31, 2006 to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Our Chief Executive Officer reached the conclusion that our disclosure controls and procedures were not effective because the Company did not have adequate staff with the necessary training and experience to identify and ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuers management, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

During the quarter ending August 31, 2006, the Company implemented controls that require that appropriate documentation be provided to the Accounting function when the transfer agent issues common stock and when the Chief Executive Officer issues common stock warrants.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2006, we sold the following securities without registration under the Securities Act of 1933:

                  SECURTIES                     CASH            EXEMPTION FROM
DATE              SOLD                          RECEIVED        REGISTRATION
----              ----                          --------        ------------
6-28-06          83,929                        0               (1) (2)
8-3-06           400,000                       $100,000        (1) (3)
8-25-06          116,667                       $35,000         (1)
8-31-06          3,364,463                     0               (4)










(1) Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. All acquirers were accredited investors who made customary private placement representations to us prior to the sale, including representations regarding their status as accredited investors and their investment intent.

(2)  Issued in payment for services rendered.

(3) Issued in connection with the exercise of 400,000 warrants at $.25 per share

(4) Effective August 31,2006, the Company exchanged all of the remaining Series A and Series B Preferred Stock for 3,364,463 shares of Common Stock. The Company did this on reliance of the exemption under 3(a)9. This represented an exchange value of $.25 per share, which is the price that the Preferred Stock would be convertible at in February 2007. In connection with the exchange, the Company modified the license agreement covering the intangible assets acquired in the Kino acquisition to be a "fully paid" license agreement, thereby eliminating the potential for any future license fee payments that may have been required under this license agreement.

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

Modavox, Inc. (Registrant)


By:      /S/ DAVID IDE
         David Ide
         Chief Executive Officer
         Principal Executive Officer

Date: October 16, 2006