Form 10KSB/A
period 2006-02-28
MODAVOX INC
filed 2006-11-27
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________to ____________________

                        COMMISSION FILE NUMBER 333-57818

                                  MODAVOX, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                            20-0122076
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization) No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the issuer's revenues for the fiscal year ended February 28, 2006:
$1,411,553.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): [  ] Yes [x] No

                                  MODAVOX, INC.
               FORM 10-KSB/A FOR THE YEAR ENDED FEBRUARY 28, 2006

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

Examples of the contracts include:

COMPANY                                      CONTRACT DESCRIPTION

IntraMed, Inc. (Allergan's Onderm.com)       WEBSITE DEVELOPMENT AND HOSTING
                                             CONTRACT

State of Arizona                             AUDIO/VIDEO HOSTING LEGISLATIVE
                                             SESSIONS

Omega Institute (Educational Institution)    AUDIO/VIDEO SUBSCRIPTION AND ON
                                             DEMAND BROADCASTS

Gannett's AZCENTRAL.COM                      ADVERTISING STREAMING

Babacu International (Magnassager.com)       SPECIFIC E-COMMERCE EVENTS

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                    NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                                                                    FUTURE ISSUANCE UNDER
                               NUMBER OF SECURITIES TO BE   WEIGHTED - AVERAGE      EQUITY COMPENSATION PLANS
                               ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       (EXCLUDING SECURITIES
PLAN CATEGORY                  OUTSTANDING OPTIONS.         OUTSTANDING OPTIONS.    REFLECTED IN COLUMN (A))
-------------                  --------------------         --------------------    ------------------------

                                       (a)                          (b)                      (c)

EQUITY COMPENSATION PLANS              -0-                          N/A                      N/A
APPROVED BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS      4,797,500 shares                    $0.31                     -0-
NOT APPROVED BY SECURITY       of common stock
HOLDERS


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

/s/ EPSTEIN WEBER & CONOVER, P.L.C.
-----------------------------------
Scottsdale, Arizona
June 13 , 2006


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




MODAVOX, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005 (CONTINUED)

                                           COMMON STOCK            PAID-IN         STOCK      ACCUMULATED
                                       SHARES        AMOUNT        CAPITAL      SUBSCRIPTIONS    DEFICIT          TOTAL
                                       ------        ------        -------      -------------    -------          -----

BALANCE, MARCH 1, 2004               6,617,293    $       662    $ 3,522,756    $  (402,808)   $(3,963,096)   $  (842,486)

Shares issued for services and
  vendor payables                    1,814,091            181        502,421                                      502,602

Value of warrants and beneficial
  conversion features of debt                                        685,375                                      685,375

Net shares canceled under
  severance agreements                (130,000)           (13)      (273,013)                                    (273,026)

Shares issued for cash                 466,805             47        346,953                                      347,000

Shares issued under
  settlement agreements                205,000             20        106,730                                      106,750

Net loss                                                                                        (2,436,284)    (2,436,284)
                                                  -----------    -----------    -----------    -----------    -----------
BALANCE, FEBRUARY 28, 2005           8,973,189    $       897    $ 4,891,222    $  (402,808)   $(6,399,380)   $(1,910,069)
                                                  ===========    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.



MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 28, 2006 AND 2005

                                                                                    2005         2006
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(2,436,284)   $(2,186,104)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    41,873         47,206
    Common stock issued for settlements services and vendor payables                609,352        335,071
    Gain on common stock returned                                                  (273,026)          --
    Warrants issued for services                                                    341,004        510,097
  Amortization of deferred financing costs and converted interest                   110,589        523,140
  Other                                                                              (1,677)
  Changes in assets and liabilities (net of business acquisition):
    Prepaid expenses                                                                 11,182        (12,280)
    Other assets                                                                    (30,219)        27,000
    Deferred revenue                                                               (130,397)       148,812
    Accounts payable and accrued liabilities                                        756,474        (71,051)
    Deferred rent                                                                    41,333        (41,333)
                                                                                -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                              (958,119)      (721,119)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                 (50,075)        (3,484)
                                                                                -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (50,075)        (3,484)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                            347,000        901,865
Proceeds from notes payable                                                         597,000        150,000
Repayments on borrowings under notes payable                                         (4,847)        (5,625)
                                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           939,153      1,046,240
                                                                                -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (69,041)       321,637

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       72,444          3,403
                                                                                -----------    -----------

                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     3,403    $   325,040
                                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.


MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
FEBRUARY 28, 2006 AND 2005 (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                    2005            2006
                                                                                 ----------   -----------

Interest Paid                                                                    $    2,736   $       508
                                                                                 ==========   ===========

Income taxes paid                                                                $   -0-      $      -0-
                                                                                 ==========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    2005       2006
                                                                                 ----------   -----------

Debt discount                                                                    $  344,371   $   233,782
                                                                                 ==========   ===========

Warrants granted for services                                                    $   -0-      $   510,097
                                                                                 ==========   ===========

Debt and accrued interest converted to common stock                              $   -0-      $ 1,316,326
                                                                                 ==========   ===========

Shares issued for settlements services and vendor payables                       $  609,352   $   355,071
                                                                                 ==========   ===========

Value of warrants and beneficial conversion of debt                              $  685,375   $    61,995
                                                                                 ==========   ===========

Shares issued for Kino Acquisition:

     Common Shares                                                               $   -0-      $ 2,320,000
                                                                                 ==========   ===========

     Preferred Shares                                                            $   -0-      $ 1,000,000
                                                                                 ==========   ===========


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

Revenue from the Company's Interactive Media Division are based upon the terms of individual contracts and include revenue from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and Company websites. Contracts may include single deliverables such as production and delivery of media content, hosting, or fees from online advertising content or may include multiple deliverables such as custom software creation and production and delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recorded pro rata over the term of the media content production and delivery or hosting period. Revenues from the creation of custom software are generally a component of contracts that include hosting and/or production and delivery services. Revenues from the creation of custom software are recorded when the software is completed and accepted by the customer if the software has free standing functionality, the fee for the software is separately determinable and the Company has demonstrated its capability of completing any remaining terms under the contract. Otherwise all revenues under the multi deliverable contracts are recorded pro rata over the term of the production and content delivery or hosting period. Fees for producing interactive advertising content are based upon a fee for the production and hosting of the advertising content and/or a percentage of the fees paid by third party advertisers. Fees from third parties for the production and hosting of the advertising content are recorded pro rata over the related hosting period. Fees representing a percentage of the fees paid by third party advertisers for advertising on third party or Company websites are recorded when the contractual criteria has been met and amounts are due from third party advertisers.

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

------------------------------------------------- ----------------- ------------
                                                        2006             2005
                                                        ----             ----
------------------------------------------------- ----------------- ------------
Expected life in years                                  5.00             5.00
------------------------------------------------- ----------------- ------------
Expected stock price volatility                         190%             190%
------------------------------------------------- ----------------- ------------
Risk-free interest rate                                3.72%             3.72%
------------------------------------------------- ----------------- ------------
Weighted Average fair value per option/warrant         $0.25             $1.29
------------------------------------------------- ----------------- ------------

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation for the years ended February 28:


                                                           2005              2006
                                                       -----------------------------

Net loss - as reported                                 $(2,436,284)    $ (2,186,104)
Add:                                                       346,340          776,359
     Stock based compensation included in
       determination of net loss
Deduct:                                                   (647,840)      (2,113,359)
                                                       -----------------------------
     Stock based employee compensation
       determined under fair value based method
       for all awards, net of related tax effects
Net loss - pro forma                                   $(2,737,784)    $ (3,523,104)
                                                       =============================

Basic and diluted loss per share - as reported
     Basic and diluted loss per share - as reported    $     (0.32)    $      (0.17)
     Basic and diluted loss per share - pro forma      $     (0.35)    $      (0.28)
                                                       =============================


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

Property and equipment consisted of the following at February 28, 2006:

         Furniture                                       $      81,036
         Computer and production equipment                     111,958
         Software                                               27,476
         Leasehold improvements                                  4,950
                                                         --------------
              Total                                      $     225,420
         Accumulated depreciation                             (103,808)
                                                         --------------
              Net                                        $     121,612
                                                         ==============

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

Other income for the fiscal year ending February 28, 2005 includes a gain of $273,000 arising from a settlement agreement with two former officers under which the officers returned, for cancellation, 300,000 shares of common stock previously issued to them and received 170,000 newly issued shares of common stock. The 300,000 shares of common stock returned had been valued at $406,000 at the date of issuance, which value had been charged to expense as compensation expense in the fiscal year ending February 28, 2004. The 170,000 newly issued shares of common stock were issued as a termination benefit and were valued at $133,000, the value of the common stock at the date of issuance. The $273,000 represents the difference between the values assigned to the cancellation and issuance of these shares and has been recorded as other income because it arises from compensation related transactions.

NOTE 3 - ACQUISITION OF KINO INTERACTIVE LLC

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

Kino was acquired for 8,000,000 shares of unregistered common stock and 2,000,000 shares each of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company. The Series A and Series B preferred stock are redeemable by the Company at any time for $.25 per share. In addition, under a license agreement between Kino and KinoCom ("the License Agreement") covering the intellectual property owned by Kino, the Company is obligated to pay a license fee to KinoCom equal to a portion of the Company's monthly cash flow, as defined in the License Agreement, to a maximum amount of $1,000,000. The license fee under the License Agreement is payable only to the extent that the Company generates monthly cash flow ("Distributable Cash") as defined in the License Agreement. Distributable Cash is calculated on a monthly basis and includes cash receipts from Kino operations less cash expenses, unpaid payables under 60 days old, 15% of older payables and unpaid payroll taxes and amounts that management deems necessary to maintain adequate working capital and to provide for capital expenditures. Notwithstanding the calculation of Distributable Cash, no license fee is payable if its payment reduces cash balances below $75,000. All amounts paid under this license fee are to be treated as a redemption of the Series A and Series B Preferred Stock.

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

The Company has allocated the total acquisition cost of $3,320,000 to the net assets acquired as follows:

Receivables                    $      145,130

Property                       $       81,711

Intercompany Receivable                52,288

Intangible                     $    3,040,871
                               $    3,320,000


The Company has allocated the unallocated intangible asset resulting from the acquisition to intangibles pending a more comprehensive review of its value, which is expected to be completed by December 31, 2006. Had the Company acquired Kino on March 1, 2004, the Company's revenues, net loss and net loss per share (unaudited) would have been:



Fiscal Year                              2006                 2005

Revenues                            $    1,909,633       $    1,534,738

Net Loss                            $   (2,042,698)      $   (2,439,796)

Loss Per Share                      $         (.10)      $         (.16)

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

The summary of activity for the Company's stock options is presented below:


                                                                          WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                                           EXERCISE PRICE      EXERCISE PRICE
                                                                           --------------      --------------

                                                     2006          2005         2006                2005

Options outstanding at beginning of year           286,000          0           $1.60                --
Granted                                           5,100,000      308,000        $ .25              $1.29
Exercised                                            -0-           -0-
Terminated/Expired                                (587,500)      (22,000)       $ .45              $1.60
Options outstanding at end of year                4,797,500      286,000        $ .31              $1.27
Options exercisable at end of year                4,743,000      141,000        $ .29              $1.27
Options available for grant at end of year            0             0

Price per share of options outstanding           $0.25-$1.60    $.25-$1.60

Weighted average remaining contractual lives      9.0 years     9.0 years

Weighted Average fair value of options
granted during the year                              $.25         $1.29


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

Income taxes for years ended February 28, were as follows:

                                                 2006                  2005
                                                 ----                  ----

Current benefit                               800,000               577,000
Deferred benefit (provision)                 (800,000)             (577,000)
     Net income tax provision                     -0-                   -0-

The following table presents the differences between the effective and statutory income tax rates for the years ended February 28:

                                                  2006                  2005
                                                  ----                  ----

Federal                                       (660,000)             (828,000)
State                                         (140,000)             (146,000)
Change in valuation allowance                  795,000               982,000
Other                                            5,000                (8,000)
                                                   -0-                   -0-

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Office who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2006 to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Our Chief Executive Officer reached the conclusion that our disclosure controls and procedures were not effective as of the end of Fiscal 2006 because the Company did not have adequate staff with the necessary training and experience to identify and ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, as appropriate to allow timely decisions regarding required disclosures ; and (2) the Company was informed by our auditor during the second quarter of fiscal 2006 that a material weakness has existed since the fourth quarter of fiscal 2005 due to inadequate controls to determine that the issuance of common stock and common stock warrants was recorded in the financial statements of the Company in a timely and accurate manner. The Company has taken the following actions to remediate these situations:

In June, 2006, the Company implemented controls that require that the accounting employee be informed of and provided with appropriate documentation when the transfer agent issues common stock and when the Chief Executive Officer issues common stock warrants.
In April 2006, the Company engaged a consultant to assist the accounting employee in identifying the information that is required to be disclosed when we file reports with the SEC, and preparing the reports that we are required to file with the SEC.

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

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal control over financial reporting that occurred during the fourth quarter of Fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 10 - EXECUTIVE COMPENSATION


---------------------------------------------------------------------------------------------------------------------
                                Annual compensation                           Long-term compensation
                                                              -------------------------------------------------------
                                                                        Awards             Payouts
                       ------------------------------------------------------------------------------
  Name and      Year       Salary         Bonus       Other    Restricted    Securities      LTIP       All other
  principal                  ($)           ($)       annual      stock       Underlying    payouts       compen-
  position                                           compen-    award(s)      options/       ($)         sation
                                                     sation       ($)           SARs                       ($)
                                                       ($)                      (#)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Robert          2006          $130,423     $100,000   $21,396                   3,000,000
Arkin (1)       2005          $104,000         none                                60,000
                2004           $83,740
---------------------------------------------------------------------------------------------------------------------
Eric            2006           $33,813                                          1,500,000                    $27,000
Schedeler (2)   2005           $62,800                                             60,000
                2004           $62,712
---------------------------------------------------------------------------------------------------------------------
David Ide (3)   2006           $24,029
CEO
---------------------------------------------------------------------------------------------------------------------



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

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF           PERCENT
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP           OF CLASS

Kino Communication LLC (1)               8,231,000                 29.45%

Jay Stulberg                               252,000                   .90%

Hubert Glover                                  -0-                    -0-

Nathan Bradley (2)                       8,231,005                 29.45%

David Ide (2)                            8,231,005                 29.45%

Jim Crawford (2)                         8,231,000                 29.45%

All Officers and Directors
 as a group (6 persons) (2)              8,896,135                 31.84%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms10-QSB are as follows:

                                                      Fiscal Year
                                                2005               2006
                                                ----               ----

         Audit fees                             $35,475            $44,330
         Audit-related fees                        --                --
         Tax Fees                                  --                --
                                            ------------        -----------
         All other fees
         Total                                  $35,475            $44,330
                                            ============        ===========

The Company did not incur any fees for tax or other services for each of the last two fiscal years from its principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODAVOX, INC.


By: /s/ David J. Ide
---------------------------------
David J. Ide
Chief Executive Officer

Date: June 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Nathan T. Bradley                       Vice Chairman
---------------------------------
Nathan T. Bradley


/s/ David J. Ide                            Chief Executive Officer
---------------------------------
David J. Ide                                Principle Financial and
                                            Accounting Officer


/s/ Hubert Glover                           Director
---------------------------------
Hubert Glover


/s/ Jay Stulberg                            Director
---------------------------------
Jay Stulberg


/s/ Jim Crawford                            Director
---------------------------------
Jim Crawford


                                  MODAVOX, INC.
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED FEBRUARY 28, 2006

EXHIBIT             DESCRIPTION                               INCORPORATED BY                    FILED
NUMBER                                                         REFERENCE TO                    HEREWITH
------                                                         ------------                    --------

2.1     Agreement and Plan of Merger dated as      Exhibit 2.1 to Issuer's Report on Form
        of May 23, 2003 with SurfNet New Media,    8-K filed on July 18, 2003 (File No.
        Inc. and SurfNet Media Group, Inc.         333-577818)

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

3.2     Certificate of Amendment of Certificate    Exhibit 3.2 to Issuer's Registration
        of Incorporation                           Statement on Form SB-2, filed on March
                                                   28, 2001 and amended
                                                   on March 29, 2001, May
                                                   4, 2001, June 15, 2001
                                                   and July 5, 2001 (File
                                                   No. 333-577818)

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
        2003 (File No. 333-577818))





EXHIBIT             DESCRIPTION                               INCORPORATED BY                    FILED
NUMBER                                                         REFERENCE TO                    HEREWITH
------                                                         ------------                    --------


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
        2004 (File No. 333-577818))





EXHIBIT             DESCRIPTION                               INCORPORATED BY                    FILED
NUMBER                                                         REFERENCE TO                    HEREWITH
------                                                         ------------                    --------


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

31.1    Certification of Chief Executive
        Officer pursuant to Securities Exchange
        Act Rule 15d-14





EXHIBIT             DESCRIPTION                               INCORPORATED BY                    FILED
NUMBER                                                         REFERENCE TO                    HEREWITH
------                                                         ------------                    --------


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