Form 10QSB/A
period 2006-05-31
MODAVOX INC
filed 2006-11-27
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2006


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT


               For the transition period from ________ to ________

                        Commission file number 333-57818


                                  MODAVOX, INC.
                 (Name of Small Business Issuer in its Charter)


           DELAWARE                                         20-0122076
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                       Identification Number)


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

MODAVOX, INC.

           INDEX TO FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  MODAVOX, INC.
                            BALANCE SHEET (UNAUDITED)
                                  MAY 31, 2006

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $    216,044
     Receivables, including related party of $41,081                    149,817
     Prepaids and other assets                                           50,069
                                                                   ------------
Total current assets                                                    415,930
                                                                   ------------

Property, plant and equipment - net of accumulated
depreciation of $122,417                                                101,157
Intangibles:
     Software                                                         1,988,242
     Goodwill                                                         1,052,767
Other assets                                                              5,089
                                                                   ------------
         Total Assets                                              $  3,563,188
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $    318,478
     Accrued liabilities                                                497,814
     Deferred revenue                                                   493,792
     Bank Loan                                                           22,311
     Preferred stock, subject to mandatory redemption                   875,000
                                                                   ------------

         Total current liabilities                                    2,207,395
                                                                   ============

STOCKHOLDERS' EQUITY:
     Common Stock, $0.0001 par value; 100,000,000 shares
     authorized; outstanding 28,961,166                                   2,896
     Additional paid in capital                                      11,010,419
     Stock subscription receivable                                     (402,808)
     Accumulated deficit                                             (9,254,717)
                                                                   ------------
                                                                      1,355,790
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,563,185
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
                                                    ============    ============



MODAVOX, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2006 (UNAUDITED)

                                  COMMON            STOCK      PAID IN        STOCK          ACCUMULATED
                                  SHARES           AMOUNT      CAPITAL     SUBSCRIPTION         DEFICIT       TOTAL
                                  ------           ------      -------     ------------        -------        -----

Balance - March 1, 2006         27,680,309    $     2,768    $10,354,705   $  (402,808)      (8,585,484)     1,369,181

Common Stock Issued for            102,857             10         71,990                                        72,000
Services and payment of
vendor trade obligations

Common Stock Issued for cash     1,178,000            118        269,383                                       269,501
(net of transaction costs)

Value of warrants granted                                        314,341                                       314,341
for Services

Net Loss                                                                                       (669,233)      (669,233)

Balance - May 31, 2006          28,961,166    $     2,896    $11,010,419   $  (402,808)     $(9,254,717)   $ 1,355,790
                               ===========    ===========   ===========    ===========      ===========    ===========


MODAVOX, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            For the        For the
                                                          Three months  Three months
                                                             ended         ended
                                                          May 31, 2006  May 31, 2005
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from the Company's Interactive Media Division are based upon the terms of individual contracts and include revenue from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and Company websites. Contracts may include single deliverables such as production and delivery of media content, hosting, or fees from online advertising content or may include multiple deliverables such as custom software creation and production and delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recorded pro rata over the term of the media content production and delivery or hosting period. Revenues from the creation of custom software are generally a component of contracts that include hosting and/or production and delivery services.Revenues from the creation of custom software are recorded when the software is completed and accepted by the customer if the software has free standing functionality, the fee for the software is separately determinable and the Company has demonstrated its capability of completing any remaining terms under the contract. Otherwise all revenues under the multi deliverable contracts are recorded pro rata over the term of the production and content delivery or hosting period. Fees for producing interactive advertising content are based upon a fee for the production and hosting of the advertising content and/or a percentage of the fees paid by third party advertisers. Fees from third parties for the production and hosting of the advertising content are recorded pro rata over the related hosting period. Fees representing a percentage of the fees paid by third party advertisers for advertising on third party or Company websites are recorded when the contractual criteria has been met and amounts are due from third party advertisers.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to our stock-based employee compensation for the three months ended May 31, 2005:

                                                                    MAY 31, 2005

Net loss - as reported                                              $(2,509,875)
Add:
    Stock based compensation included in
        Determination of net loss                                           -0-
Deduct:
    Stock based employee compensation determined
      under fair value based method for all
      awards, net of related tax effects                             (1,091,250)
                                                                    -----------

Net loss - pro forma                                                $(3,601,125)
                                                                    ===========

Basic and diluted loss per share - as reported                      $     (0.06)

Basic and diluted loss per share - pro forma                        $     (0.39)

The Company did not issue employee stock options in the period ended May 31, 2006, and accordingly the adoption of SFA's 123 did not effect net income.

NOTE 3 - COMMON STOCK

At May 31, 2006, the Company had issued warrants convertible into common stock as follows:

                                     Shares Reserved      Conversion Price

                                          3,248,000       $ 0.20 to $ 0.50
                                          1,263,233       $ 0.60 to $ 1.00
                                            402,667       $ 1.00 to $10.00
                                       -------------

                                          4,913,900
                                       =============

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2006 to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Our Chief Executive Officer reached the conclusion that our disclosure controls and procedures were not effective because the Company did not have adequate staff with the necessary training and experience to identify and ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, as appropriate to allow timely decisions regarding required disclosures; and (2) the Company was informed by our auditor during the second quarter of fiscal 2006 that a material weakness has existed since the fourth quarter of fiscal 2005 due to inadequate controls to determine that the issuance of common stock and common stock warrants was recorded in the financial statements of the Company in a timely and accurate manner. The Company has taken the following actions to remediate these situations:

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

CHANGES IN INTERNAL CONTROLS

During the quarter ending May 31, 2006, we engaged a consultant to assist our accounting employee in determining that information required to be filed with the SEC is accumulated and communicated to our management to allow timely decisions regarding required disclosures.


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

Modavox, Inc. (Registrant)


By:      /S/ DAVID IDE
         ---------------
         David Ide
         Chief Executive Officer
         Principal Executive Officer

Date: July 17, 2006