Form 10QSB
period 2006-11-30
MODAVOX INC
filed 2007-01-19
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended November 30, 2006


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


                                 (480) 294-6414
              (Registrant's Telephone Number, including Area Code)

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on November 30, 2006 was 34,751,225.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

MODAVOX, INC.

      INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006


  PART I    FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheet as of November 30, 2006                              3
            Statements of Operations for the three months ended
                  November 30, 2006 and 2005                                   5
            Statements of Operations for the nine months ended
                  November 30, 2006 and 2005                                   6
            Statement of Stockholders' Deficit for the nine months
                  ended November 30, 2006                                      7
            Statements of Cash Flows for the nine months ended
                  November 30, 2006 and 2005                                   8
            Notes to Financial Statements                                      9

  Item 2.   Management's Discussion and Analysis or Plan of Operation         11

  Item 3.   Controls and Procedures                                           17

  PART II   OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 18

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       18

  Item 3.   Defaults Upon Senior Securities                                   19

  Item 4.   Submission of Matters to a Vote of Security Holders               19

  Item 5.   Other Information                                                 19

  Item 6.   Exhibits                                                          19

  SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                                  MODAVOX, INC.
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2006

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $    360,995
    Receivables, net of reserve of $50,000                              355,145
    Prepaid and other assets                                             20,760
                                                                   ------------
Total current assets                                                    736,900
                                                                   ------------

Property, plant and equipment -
      net of accumulated depreciation
      of $157,451                                                        79,180
Intangibles:
    Software                                                          1,900,097
    Goodwill                                                          1,110,746
Other assets                                                              8,217
                                                                   ------------
        Total Assets                                               $  3,835,140
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $    257,695
    Accrued liabilities                                                 149,419
    Deferred revenue                                                    290,648
    Bank Loan                                                            18,808
                                                                   ------------

        Total current liabilities                                       716,570
                                                                   ============

STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value;
      100,000,000 shares authorized;
      34,751,225 issued                                                   3,475
    and outstanding
    Additional paid in capital                                       12,098,070

    Accumulated deficit                                              (8,982,975)
                                                                   ------------
                                                                      3,118,570
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,835,140
                                                                   ============


MODAVOX, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED NOVEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                   For The Three      For The Three
                                                    Months Ended      Months Ended
                                                 November 30, 2005  November 30, 2006

REVENUES                                           $    509,923       $    868,406
                                                   ------------       ------------

COSTS AND EXPENSES

    Operating expenses                                  161,675            164,501

    Selling, general and administrative expenses        517,870            397,209

    Depreciation and amortization                        15,992             89,997
                                                   ------------       ------------
                                                        695,537            651,707
                                                   ------------       ------------

INCOME (LOSS) FROM OPERATIONS                          (185,614)           216,699
                                                   ------------       ------------

OTHER (INCOME) AND EXPENSE:

    Interest expense                                     66,048                990

    Other (income) expense                                                   (2182)
                                                   ------------       ------------
                                                         66,048             (1,192)
                                                   ------------       ------------

NET Income (LOSS)                                  $   (251,662)      $    217,891
                                                   ============       ============

NET Income (LOSS) PER SHARE - basic                ($       .02)      $       .006
                              fully diluted        ($       .02)      $       .006
                                                   ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -      13,224,741         33,772,350
                              basic
                              fully diluted
                                                     13,224,741         38,875,207
                                                   ============       ============


MODAVOX, INC.
STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED NOVEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                    For The Nine      For The Nine
                                                    Months Ended      Months Ended
                                                 November 30, 2005  November 30, 2006

REVENUES                                           $  1,057,161       $  2,000,255
                                                   ------------       ------------

COSTS AND EXPENSES

    Operating expenses                                  503,375            564,529

    Selling, general and administrative expenses      1,957,297          1,561,431

    Depreciation and amortization                        40,014            270,014
                                                   ------------       ------------
                                                      2,500,686          2,395,974
                                                   ------------       ------------

LOSS FROM OPERATIONS                                 (1,443,525)          (395,719)
                                                   ------------       ------------

OTHER INCOME AND EXPENSE:

    Interest expense                                    398,600              2,506

    Other income                                           (734)
                                                   ------------       ------------

                                                        398,600              1,772
                                                   ------------       ------------

NET LOSS                                           $ (1,842,125)      $   (397,491)
                                                   ============       ============

NET LOSS PER SHARE - basic and fully diluted       $       (.17)      $      (.013)
                                                   ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
basic and fully diluted                              10,955,614         30,316,292
                                                   ============       ============



MODAVOX, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 (UNAUDITED)

                                   COMMON         STOCK         PAID IN        STOCK            ACCUMULATED
                                   SHARES         AMOUNT         CAPITAL     SUBSCRIPTION         DEFICIT         TOTAL
                                   ------         ------         -------     ------------         -------         -----

Balance - March 1, 2006          27,680,309    $     2,768    $10,354,705   $     (402,808)     $(8,585,484)   $ 1,369,181

Common Stock Issued for             186,786             18        107,656                              --           107,674
Services and payment of
vendor trade obligations

Common Stock Issued for cash      3,519,667            353        872,396               --             --          872,749
(net of transaction costs)
Other                                  --             --         (391,808)         402,808             --           11,000
Value of warrants granted for          --             --          314,341               --             --          314,341
Services

Preferred Stock Exchange          3,364,463            336        840,780               --             --          841,116
Net Loss                                                                                           (397,491)      (397,491)

Balance - November 30, 2006      34,751,225    $     3,475    $12,098,070   $          (--)     $(8,982,975)   $ 3,118,570
                                ===========    ===========    ===========   ================    ===========    ===========


MODAVOX, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30,2006 AND 2005 (UNAUDITED)

                                                                      FOR THE NINE     FOR THE NINE
                                                                      MONTHS ENDED     MONTHS ENDED
                                                                   NOVEMBER 30, 2006  NOVEMBER 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $  (397,491)      $(1,842,122)
Non-cash items:
    Depreciation and amortization                                          270,014            40,014
    Warrants and stock issued for services                                 353,841           776,313
    Amortization of deferred financing costs                                                 233,782
    Amortization of deferred rent                                                            (41,333)
    Stock option expense:                                                   11,000
    Prepaid expenses and other assets                                      (23,774)           10,562
    Receivables                                                           (293,898)
    Deferred revenues                                                      (84,901)          191,235

Accounts payable and accrued liabilities                                  (429,014)          397,983
                                                                       -----------       -----------

CASH (USED) IN OPERATING ACTIVITIES:                                      (594,223)         (233,566)
                                                                       -----------       -----------

CASH FROM INVESTING ACTIVITIES:
    Purchase of property & equipment                                      (114,159)           (3,733)
                                                                       -----------       -----------

CASH (USED) IN INVESTING ACTIVITIES                                       (114,159)           (3,733)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                               872,749           180,000
    Issuance of convertible notes payable                                                    150,000
    Principal payments on notes payable                                     (3,412)           (4,223)
    Redemption of Preferred Stock                                         (125,000)
                                                                       -----------       -----------

CASH PROVIDED BY FINANCING ACTIVITIES                                      744,337           325,777
                                                                       -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     35,955            88,478
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, beginning of period                             325,040             3,404
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                               $   360,995       $    91,882
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                             $     2,506       $     3,300
                                                                       ===========       ===========
    Cash paid for income taxes                                         $         0       $         0
                                                                       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:                          61,850

Value of warrants issued for services                                  $   314,341
Conversion of promissory notes                                                           $   908,494
                                                                       ===========       ===========
Payment of vendor obligation with stock for services                   $    33,884       $    15,200
                                                                       ===========       ===========
Shares issued in settlement of accrued liabilities                     $    39,500       $         0
                                                                       ===========       ===========
Exchange of Preferred Stock:
Preferred Stock                                                        $  (875,000)
                                                                       ===========
Common Stock                                                           $       336
                                                                       ===========
Paid in Capital                                                        $   840,780
                                                                       ===========

                                  MODAVOX, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred aggregate operating losses since inception and has a accumulated deficit of $8,982,975 at November 30, 2006. The Company has reported net income in each of the last two quarters of fiscal 2007. However, there is no assurance that the Company will be able to sustain profitable operations and the Company will require additional capital to achieve its business goals. The Company may not be able to raise the needed capital. These factors, among others, indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company's Broadcast division derives revenues from the production and distribution of online talk radio programs. Revenues are received from hosts of these talk radio programs, generally non-refundable fees from three to twelve month contracts, and to a lesser extent from sponsors of these programs. Revenue is deferred when received in cash and is recognized in the income statement on a straight line basis after the production preparation for the individual host in the content management system has been completed. It is at this time that the host can exploit the Company's content management and distribution system and produce shows. All costs related to preparation and production of content are expensed as incurred. Prior to June 1, 2006, revenue was amortized over the host airtime period and costs associated with the production of content were deferred and amortized over the air time period. This change in the amortization period was made due to the change in production preparation required by the implementation of thee Company's new content production management system.

Revenue from the interactive media division are recorded based upon the terms of the individual contracts and include revenues from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and company websites. Contracts may include single deliverables such as production and delivery of media content, hosting, or fees from online advertising content or may include fees from multi deliverables such as custom software creation and production and delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recorded pro-rata over the term of the media content delivery or hosting period. Revenues from the creation of custom software are generally a component of contacts that include hosting and/ or production and delivery of services. Software revenues are recorded when the software is completed and accepted by the customer if the software has free standing functionality, the fee for software is separately determinable and the company has demonstrated its capability of completing any remaining terms under the contract. Otherwise, all revenues under multi deliverable contracts are recorded pro rata over the production and content delivery and hosting period. Fees for producing interactive advertising content are based upon a fee for the production and hosting of advertising content and/or a percentage of the fees paid by third party advertisers. Fees paid by third parties for the production and hosting of advertising content are recorded pro rata over the related hosting period. Fees representing a percentage of fees paid by third party advertisers for advertising on third party or company websites are earned based upon the number of times the website has been accessed by internet users and are recorded when required access numbers have been met.

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

Assumptions used for the period ending November 30, 2005 were as follows:

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to our stock-based employee compensation for the nine months ended November 30, 2005:

                                                              NOVEMBER 30, 2005

Net loss - as reported                                          $(1,842,122)
Add:
    Stock based compensation included in                            776,359
        Determination of net loss
Deduct:
    Stock based employee compensation determined
      under fair value based method for                          (2,113,359)
      all awards, net of related tax effects
                                                                -----------

Net loss - pro forma                                            $(3,179,122)
                                                                ===========

Basic and diluted loss per share - as reported                  $     (0.17)

Basic and diluted loss per share - pro forma                    $     (0.29)

In the nine month period ended November 30, 2005, the company issued an aggregate of 5,100,000 options convertible into common stock at $.25 per share, the fair value of the common stock at the date of issuance, to the Chairman and CEO, President and Directors.

On October 23, 2006, the Board of Directors authorized the issuance of options to purchase 1,100,000 shares of common stock to employees, directors and a consultant. These options were issued at a strike price of $.62, the closing price of the common stock on that day, and vest over a five year period. Option expense, calculated using a five year life, a 5% risk free rate of return, and a 198% volatility assumption, was $11,000 in the quarter ended November 30, 2006.

At November 30, 2006, there were 5,199,500 options outstanding with an intrinsic value of $5,106,000. This pre-tax intrinsic value is calculated as the difference between the option strike price and the closing price of the common stock on November 30,2006. The intrinsic value changes based upon the market price of the common stock. The Company's common stock is thinly traded and therefore the price of the common stock is volatile.

NOTE 3 - COMMON STOCK

At November 30, 2006, the Company had issued warrants convertible into common stock as follows:

                                        Shares Reserved     Conversion Price

                                               2,764,000    $ 0.20 to $ 0.50
                                                  50,000    $ 0.51 to $ 1.00
                                                  50,000    $ 1.01 to $10.00
                                       ------------------

                                               2,864,000
                                       ==================

During the nine months ended November 30, 2006, the Company issued Warrants for 1,300,000 common shares exercisable at $.25 - $.50 per share for capital raising and an inducement to convert outstanding debt to common stock; 300,000 Warrants exercisable at $.25 per share for investor relations services; and 40,000 Warrants exercisable at $.50 per share for other stock related services. Warrants, other than for capital raising services, were valued using the Black-Scholes model, which resulted in a charge to expense in the nine months ended November 30, 2006 of $314,341.

In the nine months ended November 30, 2006, 3,519,667 shares were issued for cash and 911,667 warrants were exercised or cancelled. During this same period, the Company issued 186,786 shares to resolve employee or vendor obligations aggregating $314,341.

In August 2006, the Board of Directors authorized a transaction under which the stated value of the Series A and Series B Preferred Stock was reduced by $33,884, representing the outstanding balance of a Kino Interactive affiliate receivable received by Modavox at the time of the Kino merger, with all of the remaining stated value of the Series A and Series B Preferred Stock exchanged for 3,364,463 shares of unregistered Modavox Common Stock at the exchange price of $.25 per share. An aggregate of $841,115 of the stated value of the Series A and Series B Preferred Stock are under the control of David Ide, Chief Executive Officer, and Nathaniel Bradley, Vice Chairman and Executive Vice President. The shares of the Series A and Series B Preferred Stock were convertible at $.25 per share beginning February 22, 2007 and were subject to mandatory redemption in cash at $.25 per share until that time if the Company met certain cash flow criteria. The exchange prior to the February conversion date was authorized to alleviate any cash redemption requirements that may have occurred between August 31, 2006 and February 22, 2007. In addition, as a result of this transaction, the license agreement covering the intangible assets acquired in the Kino acquisition was modified to be a "fully paid" license agreement, thereby eliminating any future license payments that may have been required under the license agreement for the software acquired in the Kino acquisition (Note 4).

During the nine months ended November 30, 2005, the Company issued 1,159,655 shares of common stock for services and payment of vendor obligations aggregating $224,631;1,534,300 shares of common stock upon conversion of notes payable and accrued interest aggregating $510,466; and 800,000 shares of common stock for $180,000 cash.

During the quarter ended November 30, 2006, the company determined that stock subscriptions receivable recorded at $402,808 had previously been satisfied and retroactively charged this amount to paid in capital.

NOTE 4 - KINO ACQUISITION

On February 28, 2006, the Company acquired Kino Interactive LLC ("Kino") for common and preferred stock with a value of $3,320,000. At that date the Company allocated the unallocated intangible asset to intangibles pending a comprehensive allocation study. The Company currently estimates that approximately $2,000,000 will be allocated to software with an average life of 7 years and $1,052,767 will be allocated to goodwill. It is likely that these estimates will change as the allocation study is finalized. Amortization expense in the three and nine months ended November 30, 2006, includes $71,000 and $214,000, respectively, applicable to the estimated software allocation.

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

NOTE 5 - INTERNAL REVENUE SERVICE

On May 1, 2006, the Internal Revenue Service ("IRS") notified the Company that it had placed a lien on the Company's assets due to unpaid payroll taxes, penalties and interest of approximately $ 332,000 dating back to fiscal 2004. On October 16, 2006, the Company made a payment of $166,000 paying the remaining balance in full.

NOTE 6 - OTHER

In the nine month period ending November 30, 2006, and in the three and nine month periods ended August 31, 2005, the net loss per share does not include potentially dilutive securities of 2,814,000 shares issue able under Warrants and 5,199,500 shares issue able under options.



NOTE 7 - SUBSEQUENT EVENTS

In December, 2006, a shareholder acquired 800,000 shares of unregistered common stock and 800,000 warrants to acquire common stock for $1.50 per share for $1,000,000 cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2006 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

The Company has accumulated losses aggregating $8,982,975 since inception. Substantially all of the losses occurred during the period from 1999(inception) to February 28,2006, during which time our Broadcast Media Division developed software and an operating model for talk radio program broadcasting over the Internet. On February 28, 2006 we acquired Kino Interactive ("Kino"), our Interactive Media Division, which produces and provides the software that delivers digital online audio/visual media content that allows our customers, which include governments, media and other businesses, to communicate with, advertise to and sell products to targeted audiences.
A net loss of $397,491 has been recorded for the nine months ended November, 30,2006. However, this loss includes non-operating expense items aggregating $539,000 comprised of the separation payment to the former CEO ($125,000), legal fees in connection with the separation and the Kino merger ($58,000) and the cost of warrants issued in the quarter ended May 31, 2006 that were not related to operating expense items ($356,000). In addition, for the three month period ending August 31, 2006, and the three month period ended November, 30, 2006, we reported quarterly net income of $53,708, and $217,891, respectively.

Our Broadcast Media Division produces and distributes online talk radio programming, generally through our VoiceAmerica and Seventh Wave broadcast channels. Revenues are received from contracts with online talk radio hosts and their sponsors who pay fees to have their programs broadcast over our channels.

Our Interactive Media Division products, which include interactive advertising, ad streaming, website development, audio/video streaming and pay for view event production, are built around existing industry streaming media infrastructure to provide scalable, secure, and highly compatible whole solutions. Our products enable Internet and private networks to become successful broadcast channels. Our Interactive Media Division generates revenue by selling customized client software applications, interactive advertising applications, ad streaming, and digitized audio/video media content distribution and related hosting. Customized client software applications are generally non-recurring for individual customers, but lead to monthly fees for interactive advertising applications, ad streaming, content delivery and hosting. During the quarter ended November 30, 2006, we expanded the number of our media customers that utilize our ad streaming and interactive advertising products for their television broadcast or newspaper websites. Under these contracts, advertising is generally sold by our media customers and we receive fees based upon the number of advertisements sold by our media customers.

Our expenses are generally fixed, although sales commissions, arising principally from the sale of radio talk show host, and the cost of software development contracted to third parties are directly variable with related revenues. The cost of online content distribution and hosting is also variable with usage. However, the costs are a low percentage of incremental revenues. Other variable costs include legal and audit expenses.

During the nine months ending November 30, 2006, the Company was focused on integrating the Kino Acquisition, which included integrating accounting records, employees and Kino products. In addition, in March the Chairman of the Board resigned, which required the CEO and Vice Chairman to focus on the related Settlement Agreement and transition process. As a result of these distractions from the business development and marketing efforts, we did not begin to "close contracts" and begin to realize revenues from our Interactive Media Division until the second quarter. The market for products utilizing the Interactive Media Division technology is evolving and the Company is focusing on developing products for customers this evolving market.

During the nine months ended November 30, 2006, we raised capital through the issuance of common stock of $872,749 net of related costs, including $468,750 in the quarter ending November 30,2006. During this period we have reduced overdue payables, including payment in full of previously unpaid payroll taxes. Subsequent to November 30, 2006, we received $1,000,000 from the issuance of 800,000 shares of common stock together with 800,00 warrants to acquire common stock at $1.50 per share.

During August 2006, the Board of Directors and Kino agreed to convert the Redeemable Preferred Stock issued in the Kino merger to Common Stock at the price at which the Preferred Stock could be converted beginning in February 2007. This exchange eliminated any requirement for the Company to use cash to redeem the Preferred Stock if monthly cash flow met stated criteria. After this conversion, and the $468,750 that we received for the issuance of common stock in the third quarter, we have stockholders equity of $118,570 as of November 30, 2006.

During the quarter ending May 31,2006,we issued warrants for services and common stock in settlement of liabilities. Accounting valuations of these items resulted in income statement charges of $356,000, thereby increasing our loss by that amount of non-cash charges.

Operating expenses include the cost of technical personal and service costs and fees paid to third parties, including communication services providers. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing, accounting, and administrative personnel and other general corporate expenses such as rent. These costs include commissions for sales personnel and fees paid to third parties.


In the nine months ended November 30, 2006 the Company used cash of $553,838 in operating activities however, this amount included the $125,000 separation payment to the former Chairman of the Board of Directors, $58,000 in legal fees paid in connection with this separation and the Kino merger, and $332,000 paid to the IRS in settlement of the 2003 and 2004 unpaid payroll taxes. The Company believes that positive cash flow from operations in the future will be largely dependent upon profitability and the amount of additional working capital that will be required to expand operations.

The Company is currently operating on a profitable basis. However, there is no assurance that this profitability is sustainable. In addition, the Company will require additional capital to expand its operations.

Results of Operations

The discussion of the results of operations compares the quarter ended November 30, 2006 with the quarter ended November 30, 2005, and the nine months ended November 30, 2006 with the nine months ended November 30, 2005, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

THREE MONTHS ENDED NOVEMBER 30, 2006 VS. 2005

For the quarter ending November 30, 2006 revenues were $868,406 compared to $509,923 for the quarter ending November 30, 2005. Revenues for the quarter ended November 30, 2006 included $314,919 from the Interactive Media Division and $553,487 from the Broadcast Media Division while all revenues in the November 2005 quarter were generated though the Broadcast Media Division.

Operating expenses were $164,501 in the 2006 quarter, including all Interactive Media Division expenses, compared to $161,675 in the November 2005 quarter, which included no Interactive Media expenses. This small increase in operating expenses reflects expense reductions and technological efficiencies realized from consolidating Company operations with Kino.

Selling, General, and Administrative expenses were $397,209 for the third quarter of 2006 compared with $517,870 for the third quarter of 2005, a reduction of $120,661. This reduction resulted from better control over costs and a reduction in occupancy, payroll and various consulting expenses.

Depreciation and amortization expense was $89,997 in the 2006 quarter compared with $15,992 in the 2005 quarter. The 2006 amortization expense includes $72,000 from software acquired in the Kino Acquisition.

Interest expense was $990 in the 2006 quarter compared with $66,048 in the 2005 quarter. The reduction in interest expense is the result of the conversion during the Company's fiscal year ended in 2006 of outstanding debt into common stock.

During the quarter ended November 30,2006, the Company had income of $217,891 compared to the loss of $251,662 in the 2005 quarter. The net income in 2006 was the result of increased revenues and reduced expenses as discussed above.

NINE MONTHS ENDED NOVEMBER 30, 2006 VS. 2005

Revenues for the nine months ended November 30, 2006 were $2,000,255 compared with revenues of $1,057,161 for the comparable period of the previous year. Revenues in the 2006 period included $853,585 from the Interactive Media Division and $1,146,670 from the Broadcast Media Division while all of the revenues in the 2005 period were from the Broadcast Media Division. Interactive Media Division revenues reflect an increasing number of contracts utilizing our proprietary software. Broadcast Media Division revenue increases reflect the increasing acceptance of online talk radio as a forum for communicating with targeted audiences.

Operating expenses were $564,529 in the nine months ended November 30, 2006, including all expenses of the Interactive Media Division, compared with $503,375 from the comparable period of the previous year, which included no expenses of the Interactive Media division. This expense level reflects increasing efficiency in operations.

General and administrative expenses were $1,561,431 for the nine months ended November 30, 2006 compared with $1,957,297 for the comparable period of the previous year. This reduction in expenses in spite of increased revenues resulted from decreases in occupancy, payroll and consulting expenses. The reduction in expenses would have been greater had the Company not had the unusual expenses of warrant issuances ($356,341) and the legal costs of the Kino merger and employee separation ($58,000), and the separation payment cost($125,000).

Depreciation and amortization were $270,014 in the nine month period ending November 30,2006 compared to $40,014 in the comparable period of the preceding year reflecting the additional amortization expense of software acquired in the Kino merger.

Interest expense was $2,506 in the nine month period ending November 30, 2006 compared to $398,600 in the comparable period of the preceding year. This reduction resulted from the conversion of substantially all of the debt outstanding in 2005 to equity.

The net loss of $397,491, which included $539,000 of non-operating expenses discussed above under general and administrative expenses, in the nine month period ending November 30, 2006 compared to a loss of $1,842,125 in the comparable period of the previous year. The lower loss resulted from increased revenues and expense reductions as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2006 we raised $872,749 through the issuance of common stock. These proceeds were used, in part, to fully pay our unpaid payroll tax liability, redeem preferred stock, fund a separation payment and fund capital expenditures and working capital requirements. In December, 2006, the Company raised $1,000,000 through the issuance of common stock and warrants to acquire common stock. These proceeds will be used to fund capital expenditures and working capital requirements of our anticipated future business expansion.

During the nine months ended November 30 2006, cash used in operations of $594,223 was funded through capital raised through the issuance of common stock. Included in the cash used in operations were the separation payment to the former Chairman of the Board of Directors $125,000, $53,000 in legal expenses arising from the separation and Kino merger, and $322,000 paid to the IRS for unpaid payroll taxes.

During the year ended February 28,2006, all convertible debt and related accrued interest was converted into common stock. Therefore at November 30, 2006 the only debt outstanding was a bank loan of $18,808.

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

During the nine months ending November 30,2006, the Company issued warrants and stock for services, which increased additional paid-in capital, the net loss and the accumulated deficit by $356,000, but did not require the use of cash.

The Company believes that its required capital expenditures for fiscal 2007 will not exceed $200,000.

As noted above the Company has not historically had adequate cash flow to fund its operations. Until we achieve sustainable positive cash flow, our ability to continue operating will depend upon our ability to raise additional capital through the issuance of new equity and debt. There is no assurance that we will be able to obtain such capital in this manner or on terms acceptable to us or at all. If we cannot obtain such capital, we will have to reduce our operations and the investment that we are making in expanding our business, which may impair our ability to serve our customers and grow our business.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls were effective as of November 30, 2006 to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

During the quarter ended November 30, 2006, the Company hired an accounting manager who has instituted controls to ensure that transactions are recorded on a timely basis.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2006, we sold the following securities without registration under the Securities Act of 1933:

                 SECURTIES             CASH              EXEMPTION FROM
DATE             SOLD                  RECEIVED          REGISTRATION
----             ----                  --------          ------------

9-22-06          300,000               $75,000           (1) (2)
10-13-06         375,000               $93,750           (1) (3)
10-26-06         400,000               $100,000          (1) (4)
11-07-06         350,000               $100,000          (1) (5)
11-09-06         400,000               $100,000          (1) (6)

(1) Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. All acquirers were accredited investors who made customary private placement representations to us prior to the sale, including representations regarding their status as accredited investors and their investment intent.

(2) Issued in connection with exercise of 300,000 stock options at $.25 per share

(3) Issued in connection with the exercise of 375,000 warrants at $.25 per share

(4) Unregistered shares plus 100,000 warrants to purchase common stock at $.25 per share issued at $.25

(5)  Unregistered shares issued at $.2875 per share

(6) Unregistered shares plus 400,000 warrants to purchase common shares at $.25 per share issued at $.25



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company is delinquent in filing Form 8-K and the information required to be provided under Item 2.01 and 9.01 covering the acquisition of Kino Interactive LLC, which occurred on February 28, 2006. The information has not been filed because the required audited financial statements of Kino Interactive LLC have not been completed. The Company is currently working with it's auditors to complete the required financial information and expects to complete the filing within 30 days.

ITEM 6. EXHIBITS

EXHIBIT NUMBER             DOCUMENT

31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SEC RULE 15D-14(A)

32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 USC SECTION 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modavox, Inc. (Registrant)


By:      /S/ DAVID IDE
         ----------------
         David Ide
         Chief Executive Officer
         Principal Financial Officer

Date:    January 19, 2007