Form 10KSB
period 2007-02-28
MODAVOX INC
filed 2007-06-13
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2007

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                        COMMISSION FILE NUMBER 333-57818

                                  MODAVOX, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                           20-0122076
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

                         4636 E. UNIVERSITY DR, STE. 275
                                PHOENIX, AZ 80354
          (Address of principal executive offices, including zip code)

                                 (602) 648-6080
                           (Issuer's telephone number)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [x]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes[ ] No [x]

State the issuer's revenues for the fiscal year ended February 28, 2007:
$2,659,992

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $46,446,726 (computed using the last quoted sale price of the Common Stock on April 30, 2007 on the OTC Bulletin Board).

The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, on February 28, 2007 was 35,876,225.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): [ ] Yes [x] No

                                  MODAVOX, INC.
                FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2007

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Modavox, Inc. ("Modavox" or the "Company"), which we may refer to as we, our or us, is the successor to SurfNet Media Group, Inc., a corporation founded in 1999 and InnerSpace Corporation. On February 28, 2006, we acquired, through merger, Kino Interactive LLC ("Kino") ( see Note 3 of Notes to Consolidated financial statements), which owned the rights to proprietary software ("Kino Software") utilized in the creation of platforms that distribute audio/visual streaming over the internet ("Modavox Platforms"). Until the merger with Kino, we produced and distributed online talk radio programming, principally through our VoiceAmerica Network. As a result of the merger with Kino, we have used the Kino Software to create a new platform for VoiceAmerica to distribute talk radio over the internet and have used the Modavox Platforms to develop audio visual streaming products utilized for online E-learning applications, web sites that contain online interactive advertising and enterprise level online interactive communication products, website enhancements that create or upgrade audio and video streaming. We operate our Company in two divisions, our Broadcast Media Division and our Interactive Media Division. On March 3, 2007, we acquired World Talk Radio, Inc., a producer and distributor of online talk radio located in San Diego, California. You can learn more about us by visiting our website at www.modavox.com. Our offices are at 4636 E University Dr., Suite 275, Phoenix, AZ 80354,telephone (602) 648-6080. On January 30, 2002 our common stock began trading on the OTC Bulletin Board Service. Our stock symbol is MDVX.

BROADCAST MEDIA DIVISION

Our Broadcast Media division was founded in 1999. We are a producer and distributor of online, talk radio programs that are generally produced for presentation live and are also recorded for our content library. Once recorded, the content can be obtained from our content library on an on-demand basis. Talk radio programming includes both general interest and niche subjects. We produce and distribute programming on our various channels through our VoiceAmerica(TM) Network (http://www.voiceamerica.com) and our World Talk Radio Network (http://worldtalkradio.com). Our VoiceAmerica Network operates:

-     VoiceAmerica(TM) Channel (http://www.voice.voiceamerica.com);
-     VoiceAmerica(TM) Business Channel (http://www.business.voiceamerica.com);
-     VoiceAmerica(TM) Health & Wellness Channel
      (http://www.health.voiceamerica.com);
-     VoiceAmerica Sports Channel (http://modavox.com/sports);
-     Womens Channel (http://www.voiceamerica.com/womensnetwork; and
-     7th Wave Channel (http://7thwavenetwork.

Our World Talk Radio Network operates our World Talk Radio Channel. (http://worldtalkradio.com)

All of these are collectively referred to as ("Modavox Networks").

The programming content on the Modavox Networks is distributed using our proprietary software technology that is bundled in our proprietary BoomBox Radio content delivery platform ("BoomBox"). The programming on these networks can be accessed through the internet domain addresses of our channels either on computers or on hand held mobile devices that have internet capability. The web page for each channel features the audio talk show programming that is currently being produced, and also provides an index of all talk shows produced on that channel, their time of production, information about the show and the talk show host, and may contain video streaming of the host. The web pages also contain space for general commercial advertisements.

The Modavox Networks (including the recently acquired World Talk Radio Network) currently have approximately 210 talk show hosts that produce shows each week. During March 2007, these talk shows received approximately 2,500,000 individual visitors. Talk show hosts sign contracts for the production of their shows over a period that generally varies in length from 13 to 52 weeks. These contracts require the host to pay a specified fee to have their show produced and distributed over the internet. The host may also request enhancements to the basic BoomBox production platform and pay additional fees based upon these enhancements. Currently, approximately 75% of talk show hosts sign at least one additional contract at the expiration of their initial contract. Sponsor advertising for specific shows is sometimes sold by the host or with our assistance. We receive 50% of all advertising revenue received from sponsors in excess of amounts charged the host for the cost of the show. We also sell advertising on the Modavox Network web page that is not related to the show being produced and we receive all proceeds.

There are 23 Executive Producers (8 of which are employed by the recently acquired World Talk Radio Network) located in Phoenix and San Diego who solicit hosts through telephone contacts, manage the subsequent relationships, and provide the hosts with initial and ongoing training. We have four host services associates who coordinate the initial preparation and the continuing production of the shows. Executive Producers receive advances when beginning employment with the Company, but thereafter are compensated solely through commissions. Host service associates are salaried.

Our content library consists of approximately 50,000 hours of prerecorded talk radio programming. Our programming is broadcast and distributed on the internet worldwide. We currently do not charge our audiences for either live or on-demand programming.

INTERACTIVE MEDIA DIVISION

Our Interactive Media Division utilizes our software technology, including patented software, to configure the Modavox Platform that distributes online audio video streaming products that support interactive online advertising, or provide online interactive audio video communication. This patented platform is generally customized for each application. While we believe that there are many online interactive products that can be developed utilizing the Modavox Platform, we are currently focusing our sales initiatives in three product categories:

E- learning- Our E- learning products are web based products, built around our Modavox Platform, that are customized for each application and are intended to allow companies and other entities to provide training to employees and other constituents online on an interactive basis. The applications can include software that restricts access to only authorized users. The content used in the E- learning application can be produced by us or by the customer. We control the platform and may host the web site. Revenues are generated from web site development, content production and hosting.

Enterprise Communication- Our enterprise communication products are web based products, built around our Modavox Platform, that are customized for each application and are designed to allow companies to communicate with their employees, customers, suppliers and other constituents. The content can be live or recorded and the application can include software that restricts access to only authorized users and can provide for order taking and credit card payments. Content can be previously recorded by the customer or by us. We control the platform and may host the web site. Revenues are generated from web site development, content production and hosting.

Media web site for content production and/or advertising- Our media web site products are web sites, built around a Modavox Platform, that are customized for each application, and are produced for newspaper and other media web sites to contain audio and video streaming content and/or interactive advertising. Our web site can be the complete web site for the media company or it can be a specialized web site that is imbedded in the media company's web site. The audio video streaming component can contain live or recorded content that is produced and owned by the media company and the interactive advertising will contain audio video streaming advertisements that are provided to us by the media company or the advertising agency. Advertisements on the web site are activated by the web site user with a " mouse". Revenues are generated from web site development, hosting and advertising. Advertising revenues are either based upon a fixed price per advertisement or a percentage of the amount paid by the advertiser. Advertisements are sold by the media company.

The Company also offers website creation and enhancements as a product line. This product line is sold to companies that wish to create new websites or enhance existing websites to include our audio video software technology.

Our Interactive Media Division sales force consists of four individuals, located in Phoenix and Tucson, who design and sell products to individual customers and assist in the support of those products after the sale. In addition, we utilize a reseller for our Enterprise Communication products sold to customers in a specific industry. Currently, through the use of a consultant, we are developing a sales strategy intended to reorganize our sales efforts and recruit additional sales personnel. We plan to expand our sales locations to include San Diego and Las Vegas.

INTELLECTUAL PROPERTY

We have proprietary software technology that is utilized to create the BoomBox platform used in our Broadcast Media Division and the Modavox Platform (which includes the BoomBox technology) that is used in our Interactive Media Division. The following are the proprietary intellectual properties that allow us to create BoomBox and the Modavox Platform:

BoomBox Technology-Our core BoomBox technology arises from our United States patent 6,594,691 issued July 15, 2003 for a "Method and System for Adding Function to a Web Page" ("Metaphor Patent"). This patent contains a multi-step process under which a web site user and their geo-demographic characteristics can be identified at the time of web site access. This technology allows customers using the Modavox Platform to specifically target web site users for geographic or demographic advertising or products.

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

BOOMBOX RADIO(TM) enables production and distribution for various types of online radio initiatives. BoomBox technology is a combination of content creation, management, and delivery applications for Internet audio. Our VoiceAmerica(TM) Networks utilize the BoomBox Content Management System that allows for automated web publishing, content indexing, content controls, ad insertion, streaming audio and video distribution and detailed integrated reporting systems.

Modavox protects its non-patented technology through confidentiality agreements with employees and other users.

SurfNet and BoomBox are registered trademarks in the United States. VoiceAmerica is an unregistered trademarks and Modavox is currently in the process of being registered.

HOSTING AGREEMENTS

Content is delivered and maintained on the internet through a series of specialized computer servers maintained for that purpose ("Hosting Services"). Hosting Services for our Broadcast Media Division productions and the content delivered from our Interactive Media Division products are provided by us through hosting agreements with Akamai Technologies, Inc. ("Akamai") and Hostway Corporation ("Hostway"). We purchase terabytes and gigabytes of Hosting Services from these companies based upon the different needs of the content that is being delivered to the internet. The cost of these Hosting services is included in fees charged radio talk show hosts and is billed to Interactive Media Division customers based upon specific contracts. These relationships with Akamai and Hostway provides a scalable, up-to-date hosting infrastructure and a secure network of dedicated media servers that allow our customers content to reach end users.

The agreement with Akamai is on an annual basis extending through April 2008. The agreement with Hostway is on a month- to-month basis. We are billed each month by Akamai based upon our usage, and we are billed each month by Hostway on a fixed basis. Although there are other providers of Hosting Services, any disruption of service with Akamai would adversely affect our business.

COMPETITION

Many of our current and potential competitors have longer operating histories and greater name recognition and resources than we do and may undertake more extensive marketing campaigns. In addition, these competitors may adopt more aggressive pricing policies than we do. Also, these competitors may devote substantially more resources to developing new products than we do.

Our Broadcast Media Division faces formidable competition, particularly from large companies with Internet radio companies that provide a wide variety of programming. We also face competition from Internet companies focused exclusively on talk radio. The large companies include AOL's Radio@Network, Yahoo!'s LAUNCHcast, Live365, Musicmatch and Virgin Radio. Among Internet talk radio companies, our top competitors are WS Radio, RadioTower, Work at Home Mom and Web Talk Guys. We believe that we compete against these companies based upon the quality of our content delivery system and our name recognition.

There are a large number of companies that produce and distribute content online in competition with our Interactive Media Division. Many of these companies are much larger and have far greater resources. Companies that compete with our Interactive Media Division include Vital Stream, YouTube, Digital Media Communications and Klipmart. We believe that we compete with these companies based upon the performance of our software and our ability to customize products for individual customers.

GOVERNMENTAL APPROVAL

Broadcasting over the Internet does not currently require governmental approval in the United States. We are not aware of any foreign laws to which we are subject that require formal governmental approval, licensing or other authorization.

CUSTOMERS

We have a number of customers, none of which are individually significant.

SOFTWARE DEVELOPMENT

We currently developing and modifying our software tools for customer applications internally through our five software technicians and externally through a relationship with a domestic company that utilizes software engineers in India. We believe that these resources are adequate to meet our current needs and that any additional resources that may be necessary can be obtained by hiring additional employees or by outsourcing either domestically or on a foreign basis.

EMPLOYEES

As of March 31, 2007, we have 51 full-time employees, and no part time employees, consisting of 29 sales and marketing employees, 15 employees performing technical and engineering and 7 employees in general and administrative. We have no labor union contracts and believe relations with our employees are satisfactory.

AVAILABLE INFORMATION

You can find more information about us at our Internet web site at (http:// www.modavox.com) Our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, and our current reports on Form 8-K which are available from the Securities and Exchange Commission EDGAR web site at (http://www.sec.gov). All of these reports are available free of charge on our Internet website as soon as reasonably practicable after we file such material electronically with the SEC.

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

We have a limited operating history and have not recorded a profit on an annual basis. As a result of this, and the uncertainty of the market in which we operate, we cannot reliably forecast our future results of operations. We expect to increase our operating expenses in the future as a result of developing a sales strategy. If our sales strategy is not successful, you may lose all of your investment.

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

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

We believe that we may require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

THE LOSS OF DAVID IDE AND NATHANIEL BRADLEY WOULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

Messrs. Ide and Bradley, our CEO and CTO, respectively, founded Kino and our company is largely dependent on their efforts. The loss of either of these individuals would adversely affect our operations.

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

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web searching, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, customers and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users, customers and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market.

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

OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES MAY BE AFFECTED BY A VARIETY OF U.S. AND FOREIGN LAWS.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Future regulations could affect uor ability to provide current or future programming.

PROBLEMS WITH THIRD PARTY HOSTING COMPANIES COULD HARM US.

We rely on third-party hosting companies. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business.

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

OUR STOCK PRICE IS VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

o     Quarterly variations in our results of operations.
o     Disruption to our operations.
o The emergence of new sales channels in which we are unable to compete effectively.
o     Commencement of, or our involvement in, litigation.
o     Any major change in our board or management.
o Changes in governmental regulations or in the status of our regulatory approvals.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

SINCE THERE IS LIMITED TRADING VOLUME IN OUR COMMON STOCK, THERE IS A HIGH DEGREE OF VOLATILITY IN OUR STOCK PRICE AND YOU MAY NOT BE ABLE TO RESELL ANY OF THE SHARES YOU PURCHASE OR MAY HAVE TO SELL YOUR SHARES AT A SUBSTANTIALLY REDUCED PRICE.

Our common stock trades on the OTC Bulletin Board Trading System. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. The trading volume in our stock is very limited, which causes high price volatility. In addition, because of the limited volume of trading, the last quoted sales price may not represent a price at which you could sell a significant number of shares, and any sustained selling of shares may dramatically reduce the price of the shares. As a result, you may not be able to resell your shares at a favorable price, or at all.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 3,700 square feet of space in two locations in Phoenix, Arizona for administrative, sales and technical personal under leases that expire in 2007 and 2010, approximately 1,450 square feet of office space in Tucson, Arizona for sales and technical personal under a lease expiring in 2011, approximately 2,000 square feet of office space in San Diego, California for sales and technical personal under a lease expiring in 2011 and approximately 700 square feet of office space in Las Vegas, Nevada for sales personal under a lease expiring in 2007. Management believes that these facilities are adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Douglas W. Johnson v. Modavox, et. al. Superior Court, State of Arizona, County of Maricopa, Case No. CV2006-009619. On June 23, 2006, Mr. Johnson, a former executive of a predecessor of Modavox, filed a complaint against us in which he claims he is entitled to receive 314,325 shares of Modavox common stock as merger consideration from the June 2003 merger of SurfNet Media Group, Inc. into a subsidiary of Modavox. On February 27, 2007, we filed our answer denying the claims. This matter is in the discovery phase and a trial date has not yet been set.

In early 2007, a former consultant of Modavox demanded that we issue to him 411,765 shares of common stock and warrants to purchase additional 500,000 shares of common stock under his 2004 consulting agreement. We have rejected these demands on the grounds that that the consulting agreement was illusory and without consideration to Modavox. The matter remains unresolved.

In early 2007, a former employee of Modavox demanded that we acknowledge that the reduction in a previously issued option from 1,500,000 shares to 500,000 shares is not effective due to our alleged failure to timely register for resale certain shares held by the employee, as provided in his Severance Agreement and General Release. We are evaluating this claim.

BCC Investment Foundation Holdings Ltd. In February 2007, we received a demand from BCC Investment Foundation Holdings Ltd., a British Virgin Island trust which was a former investor in our convertible notes, that the automatic conversion into shares of common stock of four notes aggregating $300,000 be reversed and the shares of common stock issued upon such conversion be cancelled. BCC has also demanded that two of the notes aggregating $100,000 then be converted into shares of common stock, and the remaining two notes aggregating $200,000 be reinstated as convertible notes payable. BCC alleges that their instructions were not followed and the wrong notes were converted. We are currently investigating these claims.

In March 2007, another former consultant of the Company sent a demand to us claiming that he is entitled to receive 250,000 shares of common stock and a warrant for purchase of 300,000 shares of common stock pursuant to a consulting agreement. We rejected the consultant's demand on the grounds that he failed to provide the required full-time services. The matter remains unresolved.

See also Note 6 of our Notes to Consolidated Financial Statements included elsewhere in this report.

If successful, these claims may materially and adversely affect our business and may result in dilution to our stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for approval during fiscal 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended February 28, 2007, our common stock traded on the OTC Bulletin Board Market under the symbol "MDVX". The following table sets forth the quarterly high and low reported last bid prices for our common stock during each quarter of fiscal 2007 and 2006

FISCAL 2007                                              HIGH          LOW

First Quarter ended May 31, 2006                       $    .90     $    .44
Second Quarter ended August 3, 2006                         .96          .54
Third Quarter ended November 30, 2006                       .92          .50
Fourth Quarter ended February 28, 2007                     2.00         1.28

FISCAL 2006

First Quarter ended May 31, 2005                       $    .46     $    .18
Second Quarter ended August 3, 2005                         .46          .18
Third Quarter ended November 30, 2005                       .48          .18
Fourth Quarter ended February 28, 2006                      .74          .24

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

ISSUANCE OF UNREGISTERED COMMON SHARES:

Unregistered securities sold subsequent to March 1, 2007 are:

      On April 26, 2007, we issued 250,000 unregistered common shares in connection with the exercise of 250,000 warrants issued in 2005 at $.50 per share, for aggregate cash consideration of $125,000.

      On April 12, 2007, we issued 2000 unregistered common shares in connection with the exercise of 2,000 warrants issued in 2005 at $.25 per share for aggregate consideration of $500.

      On March 27,2007, the Company issued 250,000 unregistered common shares in connection with the exercise of 250,000 warrants at $.20 for aggregate consideration of $50,000.

      On March 27, 2007, we issued 140,376 unregistered common shares in connection with the exercise of 140,376 warrants issued in 2004 at $.22 for aggregate consideration of $38,883.

During the period from December 1, 2006 to February 28, 2007, the Company issued unregistered common shares as follows:

      On December 5, 2006, we issued 100,000 shares of unregistered common stock in connection with the exercise of a warrant issued in 2006 at $.25 per share for aggregate consideration of $25,000.

      On December 31, 2006, we issued, to an existing shareholder, 800,000 shares of unregistered common stock and warrants to acquire 800,000 shares of unregistered common stock at $1.50 per share for aggregate consideration of $1,000,000.

      On February 7, 2007, we issued 200,000 shares of unregistered common stock in connection with the exercise of a warrant issued in 2005 at $.25 per share for aggregate consideration of $50,000.

      On February 28, 2007, we issued 25,000 unregistered shares of common stock in connection with the exercise of a warrant issued in 2005 at $.25 per share for aggregate consideration of $6,250.

The Company has issued all such securities in reliance on Section 4(2) of the Securities Act of 1933, as amended.

As of March 31,2007, the number of holders of record of our common stock was approximately 272.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 28, 2007.

Equity Compensation Plan Information

                                                                                     Number of securities
                                                                                     remaining available for
                                                                                     future issuance under
                               Number of securities to be    Weighted - average      equity compensation plans
                               issued upon exercise of       exercise price of       (excluding securities
Plan category                  outstanding options.          outstanding options.    reflected in column (a))
-------------                  --------------------------    --------------------    -------------------------
                                           (a)                       (b)                        (c)
Equity compensation plans                -0-                         N/A                        N/A
approved by security holders

Equity compensation plans      1,225,000 shares of common           $0.62                       -0-
not approved by security       stock
holders                        4,300,000 shares of common
                               stock                                $0.25                       -0-

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

In addition, to the foregoing plans, during the year ended February 28, 2007, we issued non-qualified options to purchase 1,100,000 shares of common stock. The options are exercisable at .62 per share, vest over 5 years and have a life of ten years. These options were issued to employees, officers, directors and a consultant.

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

OVERVIEW

During the year ended February 28, 2007, we stabilized our operating cash flow and raised $1,954,500 of capital. As a result, we were able to pay overdue accounts payable, including unpaid payroll taxes, and to fund working capital and capital expenditures. We ended our fiscal year with cash of $1,220,592, working capital of $925,293, Stockholder's equity of $4,083,456 and tangible net worth of $1,006,568. Although we recorded a net loss for the year ended February 28, 2007 of $554,082, this net loss included non-cash expenses of $691,685, consisting of depreciation and amortization expense $360,011, the valuation of warrants issued for services $287,674 and stock option expense $44,000 and non-recurring merger and reorganization expenses of $188,259, consisting of legal expenses $63,259 and separation payment to the former CEO

$125,000. While we understand that this is not a GAAP measurement, and is not intended to replace the net loss of $554,082 as a measure of our performance for the year ended February 28, 2007, we believe that a supplemental analysis of that net loss is that we operated profitably before considering the non-recurring warrant valuation expense and the merger and reorganization expenses and that there were earnings before non-cash charges for depreciation and amortization, the warrant valuation and stock option expense. This performance occurred in a year in which we integrated the merger of Modavox and Kino, developed and sold initial Interactive Media Division products, invested in enhanced software technology and opened administrative and technical offices in Phoenix and Tucson.

We believe that as a result of our business strategy for the Broadcast Media Division, we have the potential for sustainable growth and profitability for that division. We believe that the recent acquisition of World Talk Radio will enhance our ability to achieve that potential. We also believe that we have validated our strategic assumption that our proprietary software technology can be utilized to create salable products for the Interactive Media Division. However, we have not, as yet, developed a sales and distribution strategy that will allow us to project sustainable growth and profitability from the Interactive Media Division. Development and execution of an appropriate sales and distribution strategy for our Interactive Media Division will be required before we can achieve sustainable growth and profitability for the Company.

During the year ended February 28, 2007, revenues consisted of talk radio production fees and related sponsorship revenue, and revenue from the sale of Interactive Media Division products and related Hosting.

Operating expenses are primarily third party software production costs, third party hosting costs for Interactive Media Division products and our talk radio network operating costs. These costs are principally the cost of technical personal and fees paid to third parties for hosting services.

Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for sales, marketing, accounting, and administrative personnel and other general corporate expenses such as rent communication and legal and accounting fees.

RESULTS OF OPERATIONS

The discussion of the results of operations compares the fiscal year ended February 28, 2007 with the fiscal year ended February 28, 2006, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

2007 VERSUS 2006

For the year ended February 28, 2007, revenues were $2,659,992, an increase of $1,248,439 or 88% over 2006 revenues of $1,411,553. The $1,248,439 increase was attributable to the inclusion of $938,225 of revenues from the Interactive Media Division (acquired February 28, 2006) and an increase in Broadcast Media Division revenues of $310,214. Revenues increased in the Broadcast Media Division due to the production of additional talk radio programs, a higher contract renewal rate, and an increase in average fees.

Operating expenses increased only $40,995, despite a $1,248,439 increase in revenues. Operating costs as a percentage of revenues declined due to reduced talk radio production costs arising from improved technology and operating controls and the high gross margin realized from incremental talk radio and all Interactive Media Division revenues.

Selling, general and administrative expenses decreased $241,496, due principally to reduced consulting costs and better control over payroll and other administrative expenses. These expenses in 2007 included $44,000 of stock option expense, $287,674 related to the issuance of warrants and $188,000 of merger and CEO separation expenses.

Depreciation and amortization expenses increased to $360,011 in 2007 from $47,206 in 2006 due principally to the increase in software amortization expense arising from the software acquired in connection with the Kino merger and amortization of the software developed internally and acquired externally during 2007.

Interest income, net of interest expense was $3,350 in 2007 compared to interest expense of $527,907 in the prior year. This change was due to the elimination of all debt, other than the line of credit in 2007 and the creation of interest income due to capital raised.

The net loss was $554,082 in 2007 compared to $2,186,104 in 2006 due to increased revenues and reduced expenses other than depreciation and amortization expense and the non-recurring other expense item.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from revenues exceeded our cash based operating expenses for the first time in our history. During fiscal 2007, we raised $1,954,500 of capital through the issuance of unregistered shares of common stock As a result, we were able to pay our past due obligations, including unpaid payroll taxes, and to fund an increase in accounts receivable.

During the fiscal year ended February 28, 2007, net cash used in operations was $580,111 as a result of the payment of accounts payable and accrued liabilities of $431,613 and the increase in accounts receivable of $154,039. We also used cash of $350,041 to fund the acquisition of property and equipment and externally purchased and internally developed software. These amounts were funded from the net cash received for the issuance of unregistered common stock aggregating $1,954,500. Cash of $125,000 was also used in March 2006 to redeem a portion of the Preferred Stock issued in the Kino acquisition. The ultimate redemption of the Preferred Stock in August 2006 was funded by an exchange of Preferred Stock for Common Stock and did not require the use of cash.

At February 28, 2007, we had cash balances of $1,220,592 and working capital of $925,293. However, we intend to expand our sales and marketing efforts and expand our sales locations. This intended expansion of sales personal and sales locations, combined with funds that may be required to support a higher level of accounts receivable, may require that we obtain additional capital. There is no assurance that we will be able to raise the additional capital that may be necessary to fund this expanded sales and marketing effort.

At February 28, 2007, our only debt outstanding was a bank loan aggregating $20,000, which is due on demand.

We believe that our required capital expenditures for fiscal 2008 should not exceed $300,000. However, additional capital expenditures may be required if we increase the number of our office locations beyond those currently planned.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies are detailed in Note-1 of Notes to the Consolidated Financial Statements. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported if future events indicate that different assumptions should have been used or uncertainties are resolved differently than currently anticipated. The following describes the assumptions involved in these accounting policies:

Our revenue recognition policy requires that we evaluate customer contracts with multi deliverables in accordance with EITF 00-21, and, otherwise determine the period in which revenues are recognized. These evaluations are based upon the interpretation of customer contracts.

Stock option expense is recorded in accordance with SFAS 123R. The calculation of this expense requires certain assumptions including the expected volatility of our stock price. See Note-1 of Notes to the Consolidated Financial Statements for the assumptions utilized.

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $1,951,374 deferred income tax asset of which $1,951,374 relates to net operating loss carry forwards at February 28, 2007. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

We evaluate the impairment of goodwill in accordance with SFAS 142 and long lived assets in accordance with SFAS 141 in order to determine whether a write down of the applicable goodwill or long lived asset is required. This evaluation requires that we estimate future cash flows in order to evaluate whether any impairment has occurred. Due to the nature of estimates, actual cash flows will vary from those estimated.

We record a liability for contingencies when we believe that it is reasonably possible that a liability exists and when we can estimate the potential range of that liability. We evaluate contingencies based upon our analysis of the contingency, which includes receiving advice from professionals, such as attorneys.

OFF BALANCE SHEET ARRANGEMENTS

Modavox is not a party to any off balance sheet arrangement.

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms:
  Malone & Bailey,P.C.
  Epstein, Weber & Connover, P.L.C.

FINANCIAL STATEMENTS:

Consolidated Balance Sheet as of February 28, 2007.

Consolidated Statements of Operations for the years ended February 28, 2007 and 2006.

Statements of Stockholders' (Deficit) Equity for the years ended February 28, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended February 28, 2007 and, 2006.

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Modavox, Inc.
 Phoenix, AZ

We have audited the accompanying consolidated balance sheet of Modavox, Inc. as of February 28, 2007, and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modavox, Inc. as of February 28, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Modavox, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Modavox has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
June 13, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Modavox, Inc.:

We have audited the accompanying statements of operations, stockholders' equity/deficit and cash flows of Modavox, Inc and subsidiary for the year ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, and the results of Modavox, Inc. operations and cash flows for the year ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant operating losses during the year ended February 28, 2006. In addition, the Company has not yet generated revenue at volumes required to achieve management's plans and support its operations and there is no assurance that the Company will be able to generate such volume or raise financing sufficient to cover cash flow deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EPSTEIN WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
June 13 , 2006

                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $  1,220,592
Receivables, net of allowance for doubtful accounts of $124,000                   191,285
Prepaid expenses and other assets                                                  14,115
                                                                             ------------
  Total current assets                                                          1,425,992

Property, plant and equipment, net of accumulated depreciation of $146,451        309,950

Goodwill                                                                        1,115,746
Patents and other intangible assets, net of amortization of $316,976            1,732,467
                                                                             ------------
TOTAL ASSETS                                                                 $  4,584,155
                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                             $    345,179
Accrued liabilities                                                                50,232
Deferred revenue                                                                   85,288
Bank loan                                                                          20,000
                                                                             ------------
  Total current liabilities                                                       500,699
                                                                             ------------

Commitments and Contingencies

STOCKHOLDER'S EQUITY:
 Common stock, $.0001 par value; 100,000,000 shares authorized;
 35,876,225 issued and outstanding                                                  3,588
 Additional paid in capital                                                    13,622,242
 Stock subscription receivable                                                   (402,808)
 Accumulated deficit                                                           (9,139,566)
                                                                             ------------
 TOTAL STOCKHOLDERS' EQUITY                                                     4,083,456
                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  4,584,155
                                                                             ============

             See the accompanying summary of accounting polices and
                 notes to the consolidated financial statements.

                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

                                                       2007            2006
                                                   ------------    ------------

REVENUES                                           $  2,659,992    $  1,411,553
                                                   ------------    ------------

COSTS AND EXPENSES:

Operating expenses                                      690,027         649,032
Selling, general and administrative expenses          2,128,233       2,369,729
Depreciation and amortization                           360,011          47,206
                                                   ------------    ------------
  Total cost and expenses                             3,178,271       3,065,967
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (518,279)     (1,654,414)

OTHER INCOME AND EXPENSE
Interest expense (income)-net                            (3,350)        527,907
Other expense -net                                       39,153           3,783
                                                   ------------    ------------
  Total other income and expense                         35,803         531,690
                                                   ------------    ------------

NET LOSS                                            $  (554,082)   ($ 2,186,104)
                                                   ============    ============

NET LOSS PER SHARE:
  BASIC AND DILUTED
                                                   $      (0.02)   $      (0.17)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING- BASIC AND DILUTED              31,551,573      12,696,032
                                                   ============    ============

             See the accompanying summary of accounting polices and
                 notes to the consolidated financial statements.

                                  MODAVOX, INC.
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

                                                     COMMON STOCK        PAID-IN         STOCK       ACCUMULATED
                                                  SHARES     AMOUNT       CAPITAL    SUBSCRIPTIONS     DEFICIT         TOTAL

BALANCE, February 28, 2005                       8,973,189  $    897   $  4,891,222   $  (402,808)  $ (6,399,380)  $ (1,910,069)

Shares issued for services and vendor payables   1,491,454       149        354,929                                     355,078

Shares issued for debt conversion                5,343,666       534      1,315,792                                   1,316,326

Shares issued for cash                           3,872,000       388        901,470                                     901,858

Kino Acquisition:
  Shares issued for Kino acquisition             8,000,000       800      2,266,912                                   2,267,712
  Other                                                                      52,288                                      52,288

Value of warrants granted for services                                      510,097                                     510,097

Value of warrants and beneficial conversion
feature related to issuance of debt                                          61,995                                      61,995

Net Loss                                                                                              (2,186,104)    (2,186,104)
                                               -----------  --------   ------------   -----------   ------------   ------------
BALANCE, FEBRUARY 28, 2006                      27,680,309  $  2,768   $ 10,354,705   $  (402,808)  $ (8,585,484)  $  1,369,181

Shares issued for services                          93,929        10         74,664                                      74,674

Shares issued for settlement of debt                92,857         9         66,384                                      66,393

Warrants issued for services                                                287,674                                     287,674

Stock options issued for services                                            44,000                                      44,000

Preferred stock exchanged for common shares      3,364,463       336        840,780                                     841,116

Shares issued for cash                           4,644,667       465      1,954,035                                   1,954,500

Net loss                                                                                                (554,082)      (554,082)
                                               -----------  -------------------------------------------------------------------
BALANCE, FEBRUARY 28, 2007                      35,876,225  $  3,588   $ 13,622,242   $  (402,808)  $ (9,139,566)  $  4,083,456
                                               ===========  ===================================================================

             See the accompanying summary of accounting polices and
                 notes to the consolidated financial statements.

                                  MODAVOX, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                           FEBRUARY 28, 2007 AND 2006

                                                                                   2007            2006
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $   (554,082)   $ (2,186,104)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     360,011          47,206
  Common stock issued for services                                                   74,674         335,071
  Stock option expense                                                               44,000              --
  Loss on settlement of debt                                                         33,893              --
  Warrants issued for services                                                      287,674         510,097
  Bad and debt expense                                                               74,000              --
 Amortization of deferred financing costs and converted interest                         --         523,140
 Other                                                                                   --          (1,677)
 Changes in assets and liabilities (net of business acquisition):
  Prepaid expenses and other                                                         25,632          14,720
  Receivables                                                                      (154,039)             --
  Deferred revenue                                                                 (340,261)        148,812
  Accounts payable and accrued liabilities                                         (431,613)        (71,051)
  Deferred rent                                                                          --         (41,333)
                                                                               ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (580,111)       (721,119)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to software and property and equipment                                   (350,041)         (3,484)
                                                                               ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (350,041)         (3,484)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                     1,954,500         901,865
Proceeds from notes payable                                                              --         150,000
Redemption of preferred stock                                                      (125,000)             --
Repayments on borrowings under notes payable                                         (3,796)         (5,625)
                                                                               ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,825,704       1,046,240
                                                                               ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             895,552         321,637

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      325,040           3,403
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  1,220,592    $    325,040
                                                                               ============    ============

             See the accompanying summary of accounting polices and
                 notes to the consolidated financial statements.

                                  MODAVOX, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     FEBRUARY 28, 2007 AND 2006 (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                          2007          2006
                                                                          ----          ----
Interest Paid                                                          $    3,657    $      508
Income taxes paid                                                              --            --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                          2007          2006
                                                                          ----          ----

Debt discount                                                          $       --    $  233,782
Debt and accrued interest converted to common stock                            --     1,316,326
Shares issued for settlements and vendor payables                          74,674       355,071
Value of warrants and beneficial conversion of debt                            --        61,995
Shares issued for Kino Acquisition:
  Common Shares                                                                --     2,320,000
  Preferred Shares (exchange in 2007)                                    (841,116)    1,000,000

             See the accompanying summary of accounting polices and
                 notes to the consolidated financial statements.

                                  MODAVOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modavox, Inc., a Delaware corporation, ("Modavox"), produces and distributes audio video streaming products over the internet. These operations occur through our Broadcast Media Division, which produces and delivers online talk radio, and our Interactive Media Division, which produces online audio video streaming products for communication and advertising. On March 3, 2007, Modavox acquired World Talk Radio, Inc. a producer of online talk radio in San Diego, California. As a result, Modavox has sales, administrative or technical support locations in Phoenix, Tucson, and San Diego.

The consolidated financial statements include the accounts of Modavox and its wholly owned subsidiary Kino Acquisition Sub, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates. Significant estimates relate to allowances for tax assets, the use of the Black-Scholes pricing model for valuing stock option and common stock warrant issuances, estimates of future cash flows used to evaluate impairment of long lived assets, the period in which revenues should be recorded, and the collectibility of accounts receivable.

CASH AND CASH EQUIVALENTs

Modavox considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue from the sale of broadcasting airtime is recognized on a pro-rata basis over the remaining contract period after the process to initiate broadcasts is complete.

Revenue from Modavox's Interactive Media Division are based upon the terms of individual contracts and include revenue from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and Company websites. Contracts may include single deliverables such as production and delivery of media content, hosting, or fees from online advertising content or may include multiple deliverables such as custom software creation and production and delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recognized pro rata over the term of the media content production and delivery or hosting period. Revenues from the creation of custom software are generally a component of contracts that include hosting and/or production and delivery services. Software revenues are recognized when the software is completed and accepted by the customer if the software has free standing functionality, the fee for the software is separately determinable and Modavox has demonstrated its capability of completing any remaining terms under the contract. Otherwise all revenues under the multi deliverable contracts are recognized pro rata over the term of the production and content delivery or hosting period. Fees for producing interactive advertising content are based upon a fee for the production and hosting of the advertising content and/or a percentage of the fees paid by third party advertisers. Fees from third parties for the production and hosting of the advertising content are recognized pro rata over the related hosting period. Fees representing a percentage of the fees paid by third party advertisers for advertising on third party or Company websites are recognized when the contractual criteria has been met and amounts are due from third party advertisers.

ACCOUNTS RECEIVABLE

Modavox's accounts receivable balances are due from customers throughout the United States. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectibility and after 90 days are considered past due.

Modavox determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Modavox's previous loss history, the customer's current ability to pay its obligation to Modavox, and the condition of the general economy and the industry as a whole. Modavox writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INCOME TAXES

Modavox computes income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Permanent differences arise as a result of the value of stock compensation for tax purposes being lower than the book value of such expenses. Temporary differences resulted primarily from the accrual of certain liabilities for financial statement purposes, which were not deductible for income tax purposes.

STOCK-BASED COMPENSATION AND WARRANTS

In 1996, SFAS No. 123 "Accounting for Stock-Based Compensation," became effective. SFAS No. 123 requires the recognition of compensation expense based on the fair value of options on the grant date, but allowed companies to continue applying APB 25 if pro forma SFAS 123 disclosures were made.

Modavox adopted SFAS 123R on March 1, 2006, and accordingly, the consolidated income statement for the year ended February 28, 2007 includes $44,000 of stock option expense calculated in accordance with SFAS 123R using the Black-Scholes option-pricing model. The assumptions used in calculating the Black-Scholes option-pricing model for the 2007 stock option expense and for the 2006 pro forma disclosures are as follows:

                                                         2007        2006
                                                         ----        ----
   Expected life in years                                5.00        5.00
   Expected stock price volatility                        190%        190%
   Risk-free interest rate                               3.72%       3.72%
   Weighted Average fair value per option/warrant       $0.62       $0.25

The fair value calculated for our stock-based awards to employees is being amortized to expense (pro forma for 2006) over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share for the year ended February 28, 2006 if we had adopted the provisions of SFAS No. 123, on March 1, 2005:

                                                                       2006
                                                                  -------------

Net loss - as reported                                            $  (2,186,104)
Add:
  Stock based compensation included in determination of net loss        776,359
Deduct:
  Stock based employee compensation determined under fair value
  based method for all awards, net of related tax effects            (2,113,359)
                                                                  -------------
Net loss - pro forma                                              $  (3,523,104)
                                                                  =============

Basic and diluted loss per share - as reported
  Basic and diluted loss per share - as reported                  $       (0.17)
  Basic and diluted loss per share - pro forma                    $       (0.28)
                                                                  =============

Warrants granted with debt securities are valued using the Black-Scholes option-pricing model. The value of detachable warrants is allocated to those securities and results in a discount to the carrying value the debt.

ADVERTISING

Modavox expenses advertising costs as incurred. Advertising expenses were $16,974 and $11,284 in the years ended February 28, 2007 and 2006 respectively.

LOSS PER SHARE

Modavox computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period, assuming full dilution. As of February 28, 2007 there were potentially dilutive securities of options exercisable into 5,828,000 shares of common stock, and warrants exercisable to purchase 4,741,304 shares of common stock. However, the computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on the calculation of earnings per share and the inclusion of these outstanding warrants and stock options would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying statements of operations.

FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses and a note payable. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The carrying value of the note payable approximates fair value because it contains a market value interest rate and is short-term. Modavox has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

PROPERTY AND EQUIPMENT AND SOFTWARE

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 4 years. Depreciation expense was $43,035 and $44,955 for the years ended February 28, 2007 and 2006, respectively.

Property and equipment consisted of the following at February 28, 2007:

         Furniture                            3 yrs    $     45,268
         Computer and production equipment    3 yrs         114,477
         Phone Systems                        3 yrs          29,521
         Leasehold improvements               LIFE           38,460
         Software                             3 yrs         228,675
                                                       ------------
           Total                                            456,401
         Accumulated depreciation                          (146,451)
                                                       ------------
           Net                                         $    309,950
                                                       ============

Modavox capitalizes the costs of developing software for internal use in accordance with SOP 98-1, and the cost of developing software to be sold, leased or otherwise marketed in accordance with FASB No. 86. These costs include both purchased software and internally developed software. Costs of developing software are expensed until technological feasibility has been established. Thereafter, all costs are capitalized and are carried at the lower of unamortized cost or net realizable value. Internally developed and purchased software costs are generally amortized over three years. The cost assigned to the software acquired in the Kino acquisition (Note -3) is being amortized over 7 years. During the year ended February 28, 2007, Modavox capitalized $ 161,720 of internally developed software costs.

GOODWILL, INTANGIBLE ASSETS, AND LONG-LIVED ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. Modavox has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Modavox's annual impairment testing date is February 28.

Modavox recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Modavox reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, Modavox evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

Modavox does not expect the adoption of recently issued accounting standards to have a material impact on Modavox's consolidated financial statements.

NOTE 2 - GOING CONCERN

Modavox incurred operating losses since inception, which losses aggregated $9,139,566 at February 28, 2007, including a loss of $554,082 in 2007. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in accounts receivable may require Modavox to raise additional capital. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

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

Kino was acquired for 8,000,000 shares of unregistered common stock and 2,000,000 shares each of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of Modavox. As a part of the acquisition agreement, Modavox, Kino, and KinoCom entered into a license agreement covering the intellectual property owned by KinoCom and utilized by Kino ("the License Agreement"). The Series A and Series B preferred stock were convertible into Common Stock at $0.25 per share from February 22, 2007 until February 28, 2007 and there after at the average price of the common stock for the 20 days preceding the conversion, subject to a minimum of $0.25 and a maximum of $1.00 per share and were manditorily redeemable by Modavox for $0.25 per share, if Modavox met certain cash flow criteria contained in the License Agreement. Under the License Agreement, Modavox was obligated to pay a license fee to KinoCom equal to a portion of Modavox's monthly cash flow, as defined in the License Agreement, to a maximum amount of $1,000,000. All amounts paid under this license fee were to be treated as a redemption of the Series A and Series B Preferred Stock.

During the year ended February 28, 2007, Modavox redeemed $125,000 of the stated value of the Preferred Stock for cash at $0.25 per share and $33,884 of the stated value of the Preferred Stock at $0.25 per share to satisfy an acquired receivable of an affiliate of KinoCom that had suspended operations. In August 2006, the Board of Directors authorized the exchange of the remaining Series A and Series B preferred Stock for 3,364,463 shares of unregistered Modavox Common Stock utilizing an exchange price of $0.25 per share. As a part of this transaction, the License Agreement was modified to be "fully paid", thereby eliminating any future license payment that may have been required prior to the conversion or redemption of the Preferred Stock. All of the stated value of the Preferred Stock that was exchanged was under the control of Modavox's Chief Executive Officer and Chairman of the Board, David Ide and Nathan Bradley.

For purposes of determining the cost of the acquisition, the 8,000,000 shares of common stock have been valued at $2,320,000 or $0.29 per share, the price at which shares of common stock of Modavox were being sold at the time that the acquisition was consummated, and the 2,000,000 shares each of Series A and Series B Preferred Stock have been valued in total at $1,000,000 or at $0.25 per share, the redemption price of the preferred shares. Management believes that this was the appropriate value for the preferred shares because it was deemed likely that the preferred shares will ultimately be redeemed through the license fees paid under the License Agreement at $0.25 per share or converted at $0.25 per share.

Modavox initially allocated the total acquisition cost of $3,320,000 to the net assets acquired as follows:

Receivables                    $   197,418
Property                            81,711

Intangible                       3,040,871

Modavox subsequently allocated $2,000,000 to software based upon the estimated cost of producing the software with 1,040,871 allocated to goodwill. During the year ended February 28, 2007, goodwill was increased by $69,875 as estimated liabilities were finalized.

Had Modavox acquired Kino on March 1, 2005, Modavox's revenues, net loss and net loss per share (unaudited) for the year ended February 28, 2006, would have been:

Fiscal Year                        2006

Revenues                       $ 1,909,633
Net Loss                        (2,042,698)
Loss Per Share                        (.10)

In connection with the Kino transaction, Modavox's then Chairman and former Chief Executive Officer was paid a bonus of $75,000.

NOTE 4 - DEBT

At February 28, 2007, we had a bank loan of $20,000 , which is due on demand and bears interest at prime plus 3.75%.

During 2006, the preferred shares issued in connection with the Kino acquisition were exchanged for 5,343,666 shares of common stock. Amortization of debt discount of approximately $450,901 is included in interest expense for the year ended February 28, 2006.

NOTE 5 - CAPITAL STOCK

COMMON SOCK

During fiscal year 2007, Modavox completed the following equity transactions:

In April, we issued 64,000 unregistered shares for $16,000 cash at $.25 per share.

In May, we issued 500,000 unregistered shares for $112,500 cash.

In May, we issued 614,000 unregistered shares for $141,000 cash at $.25 per share.

In July, we issued 400,000 shares in connection with the exercise of a warrant for cash of $100,000.

In August, we issued 116,000 unregistered shares for $35,000 cash at $.30 per share.

In September, we issued 300,000 unregistered shares in connection with the exercise of options at $.25 per share.

In October, we issued 375,000 unregistered shares in connection with excercise of warrants at $.25 per share for cash of $93,750.

In October, we issued 400,000 unregistered shares for $100,000 cash at $.25 per share.

In November, we issued 350,000 unregistered shares for $100,000 cash at $.2875 per share.

In November, we issued 400,000 unregistered shares in connection with the excercise of 400,000 warrants at $.25 per share for cash consideration of $100,000.

On December 5, 2006, we issued 100,000 shares of unregistered common stock in connection with the exercise of a warrant issued in 2006 at $.25 per share for aggregate consideration of $25,000. On December 31, 2006, we issued, to an existing shareholder, 800,000 shares of unregistered common stock and warrants to acquire 800,000 shares of unregistered common stock at $1.50 per share for aggregate consideration of $1,000,000.

On February 7, 2007, we issued 200,000 shares of unregistered common stock in connection with the exercise of a warrant issued in 2005 at $.25 per share for aggregate consideration of $50,000.

On February 28, 2007, we issued 25,000 unregistered shares of common stock in connection with the exercise of a warrant issued in 2005 at $.25 per share for aggregate consideration of $6,250.

WARRANTS

At February 28, 2007, we had outstanding warrants exercisable into common stock as follows:

Shares Reserved                Exercise Price
---------------                --------------
3,370,000                      $ .20 - $ .50
  554,637                      $ .51 - $1.00
  816,667                      $1.01 - $1.50
---------
4,741,304

The warrants generally expire from 2008-2020.

During the year ended February 28, 2007, we issued warrants exercisable into common stock at prices ranging from $.25 to $1.50 per share. These warrants were issued for services provided Modavox and in connection with raising capital. Those warrants issued for services were valued using the Black-Scholes Model, which resulted in a charge to expense of $287,674.

During the year ended February 28, 2007, we granted 2,846,000 warrants, in three separate transactions, at exercise prices of $0.25, $0.50, and $1.50 to brokers for financing costs and services that the broker provided in connectiion with common stock issuances throughout fiscal 2006 and 2007. These warrants vest immediately and have a relative fair value of $917,936.

The summary of activity for Modavox's warrants is presented below:

Warrants outstanding at February 28, 2006       3,771,304         $ 0.39
Granted                                         3,186,000         $ 0.60
Exercised                                      (1,100,000)        $ 0.25
Terminated/Expired                             (1,116,000)        $ 0.41
Warrants outstanding at February 28, 2007       4,741,304         $ 0.56
Warrants exercisable at February 28, 2007       4,741,304         $ 0.56

Price per share of warrants outstanding       $0.25 - $1.50

Weighted average remaining contractual lives     8 years

Weighted Average fair value of warrants
granted during the year                           $0.60

STOCK OPTIONS

Modavox maintains a stock incentive plan and a stock option plan for its employees. The 2002 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. From inception through fiscal 2005, we issued 381,129 shares of common stock and no stock options under this Plan.

In March 2004, Modavox adopted the 2004 Stock Plan pursuant to which key employees, including officers, directors and consultants of Modavox are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights. The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of Modavox's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of Modavox. A total of 2,000,000 shares are to be reserved for issuance under the Stock Plan.

During the year ended February 28, 2006, the Board of Directors of Modavox issued 4,800,000 options with immediate vesting and with a term of 10 years, exercisable at $.25 per share.

During the year ended February 28, 2007, Modavox issued 1,228,000 options exercisable into shares of common stock at $.62 per share. These options vest over 5 years.

The summary of activity for Modavox's stock options is presented below:

                                                                             Weighted Average    Weighted Average
                                                                              Exercise Price      Exercise Price
                                                                              --------------      --------------
                                                     2007          2006            2007                2006
Options outstanding at beginning of year          4,900,000      387,500           $ .31               $.72
Granted                                           1,228,000     5,100,000          $ .62               $.25
Exercised                                         (300,000)        -0-             $ .25
Terminated/Expired                                   -0-        (587,500)                              $.45
Options outstanding at end of year                5,828,000     4,900,000          $ .33               $.25
Options exercisable at end of year                4,600,000     4,900,000          $ .25               $.25
Options available for grant at end of year            0             0

Price per share of options outstanding            $0.25-$.62       $.25

Weighted average remaining contractual lives      9.0 years     9.0 years

Weighted Average fair value of options
granted during the year                              $.62          $.25

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the year ended February 28, 2007, Modavox received several demands from former employees and consultants requesting that we issue common stock and/or common stock warrants that purportedly were due to these former employees and consultants based upon formal and informal agreements made by previous management. Modavox reviewed each demand as received, and has either rejected such requests or requested additional support for the demands as follows:

Douglas W. Johnson v. Modavox, et. al. Superior Court, State of Arizona, County of Maricopa, Case No. CV2006-009619. On June 23, 2006, Mr. Johnson, a former executive of a predecessor of Modavox, filed a complaint against us in which he claims he is entitled to receive 314,325 shares of Modavox common stock as merger consideration from the June 2003 merger of SurfNet Media Group, Inc. into a subsidiary of Modavox. On February 27, 2007, we filed our answer denying the claims. This matter is in the discovery phase and a trial date has not yet been set.

In early 2007, a former consultant of Modavox demanded that we issue to him 411,765 shares of common stock and warrants to purchase additional 500,000 shares of common stock under his 2004 consulting agreement. We have rejected these demands on the grounds that that the consulting agreement was illusory and without consideration to Modavox. The matter remains unresolved.

In early 2007, a former employee of Modavox demanded that we acknowledge that the reduction in a previously issued option from 1,500,000 shares to 500,000 shares is not effective due to our alleged failure to timely register for resale certain shares held by the employee, as provided in his Severance Agreement and General Release. We are evaluating this claim.

BCC Investment Foundation Holdings Ltd. In February 2007, we received a demand from BCC Investment Foundation Holdings Ltd., a British Virgin Island trust which was a former investor in our convertible notes, that the automatic conversion into shares of common stock of four notes aggregating $300,000 be reversed and the shares of common stock issued upon such conversion be cancelled. BCC has also demanded that two of the notes aggregating $100,000 then be converted into shares of common stock, and the remaining two notes aggregating $200,000 be reinstated as convertible notes payable. BCC alleges that their instructions were not followed and the wrong notes were converted. We are currently investigating these claims.

In March 2007, another former consultant of Modavox sent a demand to us claiming that he is entitled to receive 250,000 shares of common stock and a warrant for purchase of 300,000 shares of common stock pursuant to a consulting agreement. We rejected the consultant's demand on the grounds that he failed to provide the required full-time services. The matter remains unresolved.

While we currently believe that all these demands are without merit, an adverse determination on these claims could materially affect Modavox or substantially dilute shareholder interests.

Modavox may be liable for the issuance of 800,000 warrants to purchase common stock in connection with a 2006 agreement. Modavox believes that there was a verbal understanding that the warrants would not be issued at the time the agreement was signed.

At February 28, 2007, Modavox had entered into three office leases with remaining periods of one to four years. Payments required under the leases are $102,926, $68,626, $65,519, $31,342 and $13,059 for the five years ended
February 28, 2012. Rent expense for the two years ended February 28, 2007 was $83,646 and $158,192, respectively.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A deferred tax asset of $1,951,374 existed as of February 28, 2007, related to differences in book and tax bases of deferred revenue, accounts receivable reserve and stock based compensation and net operating loss carry forwards. The deferred tax asset is offset by an equal valuation allowance of $1,951,374. The valuation allowance was principally provided due to the uncertainty of future realization of federal and state net operating loss carry forwards that give rise to approximately $1,951,374 of the net deferred income tax asset. Modavox has federal and state net operating loss carry forwards of approximately $5,575,354 as of February 28, 2007. The federal net operating loss carry forwards expire in 2021 through 2027 and state loss carry forwards expire in 2007 through 2011.

Income taxes for years ended February 28, were as follows:

                                                     2007                 2006
                                                     ----                 ----

Current benefit                                   1,951,374             800,000
Deferred benefit (provision)                     (1,951,374)           (800,000)
  Net income tax provision                             -0-                  -0-

The following table presents the differences between the effective and statutory income tax rates for the years ended February 28:

                                                      2007                2006
                                                      ----                ----

Federal                                             (190,000)          (660,000)
State                                                (27,000)          (140,000)
Change in valuation allowance                        217,000            795,000
Other                                                   -0-               5,000
                                                        -0-                 -0-

NOTE 8 - RELATED PARTY TRANSACTIONS

As explained in Note 3, on February 28, 2006, Kino was acquired from a company controlled by Modavox's Chairman of the Board of Directors and the Chief Executive Officer for Common Stock and Preferred Stock, and during the year ended February 28, 2007, in three separate transactions, Modavox redeemed such Preferred Stock or exchanged it for Common Stock.

During 2006, Modavox paid Kino $225,403 for services.

During 2006, Modavox had a formal agreement with Audioeye LLC ("Audioeye"), an affiliate of KinoCom, Ide and Bradley. Audioeye markets its proprietary software which allows those with sight impairment to hear computer content otherwise only available through reading. Under the agreement, Modavox hosted Audioeye servers and audio files and provided technical and sales support. Modavox billed Audioeye for the bandwidth usage hosting costs used by Audioeye at Modavox's cost plus 25% and receiveed a specified rate per hour for technical support and a 30% commission on any sales. As of February 28, 2007, Modavox no longer provided these services to Audioeye and all accounts receivable balances were settled.

NOTE 9 - SUBSEQUENT EVENTS

On March 3, 2007, Modavox acquired substantially all of the assets of World Talk Radio, Inc., a San Diego based internet talk radio station, for 1,000,000 shares of unregistered Modavox Common Stock. Modavox issued 900,000 shares at the closing and withheld 100,000 shares for one year to be available to offset any indemnification obligations.

Unregistered securities sold subsequent to March 1, 2007 are as follows:

            On April 26, 2007, we issued 250,000 unregistered common shares in connection with the exercise of 250,000 warrants issued in 2005 at $.50 per share, for aggregate cash consideration of $125,000.

            On April 12, 2007, we issued 2000 unregistered common shares in connection with the exercise of 2,000 warrants issued in 2005 at $.25 per share for aggregate consideration of $500.

            On March 27,2007, the Company issued 250,000 unregistered common shares in connection with the exercise of 250,000 warrants at $.20 for aggregate consideration of $50,000.

            On March 27, 2007, we issued 140,376 unregistered common shares in connection with the exercise of 140,376 warrants issued in 2004 at $.22 for aggregate consideration of $38,883.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 1, 2007, Epstein, Weber and Conover, P.L.C. ("EWC") combined its practice with another accounting firm and on January 19, 2007, informed the Company that it was resigning as the independent registered public accounting firm for Modavox, Inc. The reports of EWC on the Company's financial statements for the fiscal years ended February 28, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles, with the exception of an explanatory paragraph in the opinion related to the financial statements for the years ended February 28, 2006 and 2005 indicating substantial doubt about the Company's ability to continue as a going concern. In connection with the audits for the years ended February 28, 2006 and 2005 and in subsequent interim periods through January 19, 2007, (1) there were no disagreements with EWC on any matter of accounting principle or practices, financial statement disclosure or auditing scope and procedure that if not resolved to the satisfaction of EWC, would have caused EWC to make reference to the matter in its report and (2) there were no "reportable events" as that term is defined in Item 304 of Regulation S-X promulgated under the Securities Exchange Act of 1934.

On February 27, 2007, the Company engaged Malone & Bailey, P.C. (M&B") as its independent registered public accounting firm to audit its financial statements for the fiscal year ended February 28, 2007 and to review its unaudited financial statements for the four quarters in the year ending February 28, 2008. During the fiscal years ended February 28, 2006 and 2005 and through February 27, 2007, neither Modavox, Inc. or anyone on our behalf consulted with M&B regarding either (1) application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has M&B provided to us a written report or oral advice regarding such principles or audit opinion or (2) any matter that was the subject of a disagreement or reportable events as defined in Item 301 of Regulation S-X.

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that as a result of adjusting journal entries and certain omitted disclosures our disclosure controls and procedures were not effective as of February 28, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The company intends to improve its controls by upgrading its accounting personnel.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the last evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

KINO INTERACTIVE FINANCIAL STATEMENTS

The Company is delinquent in filing Form 8-K and the information required to be provided under Item 2.01 and 9.01 covering the acquisition of Kino interactive LLC, which occurred on February 28, 2006. The information has not been filed because the required audited financial statements of Kino Interactive LLC have not been completed. In April 2007, the Company provided its new auditors, Malone & Bailey PC, with information that will allow them to perform and complete their audit.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

The following table sets forth information regarding our executive officers and directors as of April 30, 2005:

      OFFICERS AND DIRECTORS     AGE     POSITION

      David Ide                   33     Chief Executive Officer and Director

      Nathaniel Bradley           31     Director, Chief Technology Officer

      Jay Stulberg                58     Director

      Hubert Glover               51     Director

      Jim Crawford                33     Director, Vice President

DAVID J. IDE, CHIEF EXECUTIVE OFFICER

David has served on the Board since October 2005.In the five years prior to David's election as Chief Executive Officer, David served as the President of Kino Communications, LLC., a developer of enhanced communication software and digital media solutions.

NATHANIEL T BRADLEY, DIRECTOR

Nathan has served on the Board since October 2005 and as Executive Vice President and Chief Technology Officer since June 30, 2006. Prior to June 30, 2006, Nathan was the Chief Technology Officer of AudioEye, Inc and for the last five years has been the managing member of Kino Communications, LLC.

JAY STULBERG has served on our Board of Directors since December 2004, and is a member of the audit committee. Since August 2002, Jay has been the Chief Operating Officer of Meritsoft Corporation. From February 1998 to present, Jay served as the sole shareholder, director and officer of Global Tracker Corp. From February 1998 to June 2005, Jay was the President, Chief Operating Officer and Chief Financial Officer, and a director of The Tracker Corporation of America, since approximately 1984, Jay has served on the board of directors of two privately held family holding companies. Jay is a Chartered Accountant and began his career at Ernst and Young.

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

JAMES G. CRAWFORD, DIRECTOR

Jim has served on the Board and as a Vice President of the Company since April 2006. In the prior 5 years, Jim was a founding member of both AudioEye, Inc. and Kino Communications, LLC. Jim received a B.S. from the University of Phoenix.

BOARD OF DIRECTORS

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

The Board of Directors held telephonic board meetings, on occasions during fiscal 2007. All members of the Board of Directors participated in these meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has an audit committee and plans to establish two additional committees: the compensation committee, and the corporate governance and nominating committee.

AUDIT COMMITTEE

The Audit Committee is comprised of Jay Stulberg and Hubert Glover. Our audit committee's main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Company has determined that Hubert Glover, an independent Director, is an audit committee financial expert.

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

ITEM 10 - EXECUTIVE COMPENSATION

THE FOLLOWING TABLE SETS FORTH THE TOTAL COMPENSATION EARNED BY NEOS IN THE YEAR ENDED FEBRUARY 28, 2007.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
     Name         Year    Salary    Bonus     Stock      Option     Non-Equity     Change in       All        Total
                            ($)      ($)     Awards      Awards     Incentive       Pension       Other        ($)
                                               ($)                     Plan        Value and   Compensation
                                                                   Compensation   Nonqualified     ($)
                                                                        ($)         Deferred
                                                                                  Compensation
                                                                                    Earnings
                                                                                       ($)

      (a)          (b)      (c)      (d)       (e)        (f)          (g)             (h)         (i)         (j)
---------------------------------------------------------------------------------------------------------------------
 David Ide,CEO    2007    $157,500   -0-       -0-       $12,276       -0-             -0-      $3,000 (1)   $172,776
      (1)                                                (2)
---------------------------------------------------------------------------------------------------------------------
Nathan Bradley    2007    $120,000   -0-       -0-       $10,230       -0-             -0-      -0-          $120,000
      CTO                                                (2)
      (2)
---------------------------------------------------------------------------------------------------------------------

(1)   Includes rent of an apartment in Phoenix, Arizona
(2) Represents the expense of the October 2006 stock option award to each individual as set forth in the Notes to Consolidated Financial Statements.
(3) David Ide has an employment agreement extending through October 2008 under which, if terminated, he will be paid the remainder of amounts due to him through the term of the contract and will be paid a lump sum payment of twice his annual salary of $180,000.

-----------------------------------------------------------------------------------------------------------------------------------
                Grant    Estimated Future Payouts    Estimated Future Payouts
                Date    Under Non-Equity Incentive    Under Equity Incentive
                               Plan Awards                  Plan Awards
                        --------------------------  --------------------------
                        Threshold  Target  Maximum  Threshold Target   Maximum  All Other    All Other   Exercise      Grant
                           ($)      ($)      ($)       (#)      (#)      (#)      Stock       Option      or Base    Date Fair
                                                                                 Awards:      Awards:    Price of     Value of
                                                                                Number of    Number of    Option     Stock and
                                                                                Shares of   Securities    Awards       Option
                                                                                 Stock or   Underlying    ($/Sh)       Awards
                                                                                Units (#)   Options (#)

                 (b)       (c)      (d)      (e)       (f)      (g)      (h)        (i)          (j)        (k)           (l)
-----------------------------------------------------------------------------------------------------------------------------------
  David Ide      -0-       -0-      -0-      -0-       -0-      -0-      -0-        -0-        300,000      $.62   October 22, 2006
                                                                                                                          $.62
-----------------------------------------------------------------------------------------------------------------------------------
Nathan Bradley   -0-       -0-      -0-      -0-       -0-      -0-      -0-        -0-        250,000      $.62   October 22, 2006
                                                                                                                          $.62
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
     Name                                Option Awards                                              Stock Awards
               --------------------------------------------------------------  -----------------------------------------------------
                Number of     Number of       Equity       Option    Option     Number of    Market        Equity         Equity
               Securities     Securities  Incentive Plan  Exercise Expiration   Shares or   Value of   Incentive Plan Incentive Plan
               Underlying     Underlying  Awards: Number    Price     Date      Units of   Shares or   Awards: Number Awards: Market
               Unexercised   Unexercised   of Securities     ($)               Stock That   Units of    of Unearned      or Payout
               Options (#)   Options (#)    Underlying                          Have Not   Stock That  Shares, Units     Value of
               Exercisable  Unexercisable   Unexercised                        Vested (#)   Have Not  or Other Rights    Unearned
                                             Unearned                                      Vested ($)  That Have Not   Shares, Units
                                            Options (#)                                                  Vested (#)      or Other
                                                                                                                        Rights That
                                                                                                                         Have Not
                                                                                                                        Vested ($)
     (a)           (b)           (c)            (d)         (e)        (f)         (g)        (h)           (i)             (j)
------------------------------------------------------------------------------------------------------------------------------------
   David Ide       -0-        300,000(1)        -0-         $.62      2116         -0-        -0-           -0-             -0-
-----------------------------------------------------------------------------------------------------------------------------------
Nathan Bradley     -0-        250,000(1)        -0-         $.62      2116         -0-        -0-           -0-             -0-
-----------------------------------------------------------------------------------------------------------------------------------

(1) Stock options vest over a five year period beginning October 2006, but become fully vested upon a sale of the Company or a change in control.

The following table shows the compensation we paid to our non-employee directors during fiscal 2007. Messrs. Ide, Bradley, and Crawford, who are employees of Modavox, are not separately compensated for service as a director.

Director Compensation

-------------------------------------------------------------------------------------------------------------------
       Name                 Fees        Stock      Option     Non-Equity      Change in     All Other     Total
                          Earned or     Awards     Awards      Incentive       Pension     Compensation    ($)
                           Paid in       ($)         ($)         Plan         Value and        ($)
                            Cash                             Compensation   Nonqualified
                             ($)                                  ($)         Deferred
                                                                            Compensation
                                                                              Earnings
                                                                                 ($)

        (a)                  (b)         (c)         (d)          (e)            (f)           (g)         (h)
-------------------------------------------------------------------------------------------------------------------
Hubert Glover                -0-         -0-       $4,092(2)      -0-            -0-           -0-        $4092
-------------------------------------------------------------------------------------------------------------------
Jay Stulberg              $7,162(3)      -0-(1)     $4,092        -0-            -0-           -0-       $11,254
-------------------------------------------------------------------------------------------------------------------

1. Jay Stulberg has 300,000 fully vested stock options to purchase common stock at $.25 and 100,000 stock options to purchase common stock at $.62 that will vest over five years, but will vest immediately upon sale of the Company or change of control.

2. Hubert Glover has 100,000 stock options to purchase common stock at $.62 that will vest over five years, but will vest immediately upon sale of the Company or change in control.

3.    Fees paid in Fiscal 2007 for consulting services rendered in fiscal 2006.

LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our Bylaws provide that our directors will not be liable for breach of their fiduciary duty as directors, other than the liability of a director for:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 30, 2007. All stockholders have sole voting and investment power over the shares beneficially owned.

Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options, and each Officer and Director.

NAME AND ADDRESS OF BENEFICIAL OWNER              AMOUNT AND NATURE OF   PERCENT
                                                  BENEFICIAL OWNERSHIP  OF CLASS

C&H Capital (1)                                              2,601,789    6.2%
Robert Arkin (2)                                             3,000,000    7.2%
Dana LLC (3)                                                 3,432,000    8.2%
Jay Stulberg (4)                                               552,000    1.3%
Arlan Van Wyck (5)                                           3,026,000    7.2%
Hubert Glover                                                      -0-     -0-

Nathan Bradley                                               2,120,823    5.1%

David Ide                                                    1,780,395    4.3%

Jim Crawford                                                 1,780,390    4.3%

All Officers and Directors as a group (5 persons)            6,233,608   14.9%

(1) Shares owned by C&H Capital include 500,000 warrants to purchase common stock at $.25 per share. The amount also includes 400,000 shares of common stock owned by the principle of C&H Capital

(2)   Includes 3,000,000 options to acquire common stock at $.25 per share

(3) Includes 1,484,000 warrants to acquire common stock at $.25 to $1.50 per share. The amount also includes 1,100,000 shares and 1,300,000 warrants owned directly by the principles of Dana LLC, including 1,000,000 shares and 800,000 warrants owned by Arlan Van Wyk

(4)   Includes 400,000 stock options to acquire common stock at $.25 per share

(5) Includes 848,000 common shares and 184,000 warrants to acquire common shares at $.50 per share owned by Dana LLC AND 800,000 warrants to acquire common stock at $1.50 per share

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since March 1, 2007, the following related party transaction occurred:

In March, 2006, the Company redeemed 500,000 shares of Preferred Stock for $125,000 from a group controlled by David Ide and Nathan Bradley.

In August, 2006, The Company entered into a transaction with a group controlled by David Ide and Nathan Bradley under which the Company exchanged 3,364,463 shares of Common Stock for Series A and Series B Preferred Stock with a stated value of $841,115.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms10-QSB are as follows:

                                                Fiscal Year
                                             2007           2006
                                             ----           ----

           Audit fees                      $99,420        $44,330
           Audit-related fees                   --             --
           Tax Fees                             --             --
                                           -------        -------
           All other fees
           Total                           $99,420        $44,330
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

/s/ Hubert Glover                     Director
---------------------------------
Hubert Glover

/s/ Jay Stulberg                      Director
---------------------------------
Jay Stulberg

/s/ Jim Crawford                      Director
---------------------------------
Jim Crawford

                                  MODAVOX, INC.
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED FEBRUARY 28, 2006

  EXHIBIT                    DESCRIPTION                               INCORPORATED BY                    FILED
  NUMBER                                                                REFERENCE TO                    HEREWITH
2.1            Agreement and Plan of Merger dated as      Exhibit 2.1 to Issuer's Report on Form
               of May 23, 2003 with SurfNet New Media,    8-K filed on July 18, 2003 (File No.
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

10.1           2001 Stock Option Plan on issuer's
               Registration Statement on Form SB-2,
               filed on March 28, 2001 and amended on
               March 29, 2001, May 4, 2001, June 15,
               2001 and July 5, 2001

10.4           2002 Stock Incentive Plan (incorporated
               by reference to Exhibits 4.1 on
               Issuer's Registration Statement on Form
               S-8, filed on January 10, 2002(File No.
               333-76528))

  EXHIBIT                    DESCRIPTION                               INCORPORATED BY                    FILED
  NUMBER                                                                REFERENCE TO                    HEREWITH
10.8           Consulting Agreement with Jay Stulberg
               dated as of December 1, 2001
               (incorporated by reference to Exhibit
               10.8 on Issuer's Report on Form 10-KSB
               for the annual period ended February
               28, 2002 filed on July 5, 2002 (File
               No. 333-577818))

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

10.43          David J. Ide Employment Agreement

10.44          Nathan Bradley Employment Agreement

10.45          Sean Bradley Employment Agreement

10.46          Jim Crawford Employment Agreement

  EXHIBIT                    DESCRIPTION                               INCORPORATED BY                    FILED
  NUMBER                                                                REFERENCE TO                    HEREWITH
10.47          Eric Schedeler Separation Agreement

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

(1)   Management contract or compensatory plan or arrangement.
(2)   Furnished herewith.