Form 10QSB
period 2007-05-31
MODAVOX INC
filed 2007-07-23
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2007


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


                      4636 EAST UNIVERSITY DRIVE, SUITE 275
                           PHOENIX, ARIZONA 85034-7417
          (Address of Principal Executive Offices, including Zip Code)


                                 (602) 648-6080
              (Registrant's Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [ ] Yes [x] No

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on May 31, 2007 was 37,418,601.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

MODAVOX, INC.

             INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of May 31, 2007
            and February 28, 2007                                              3
            Consolidated Statements of Operations for the three months
            ended May 31, 2007 and 2006                                        5
            Consolidated Statements of Operations for the three months
            ended May 31, 2007 and 2006                                        6
            Consolidated Statement of Stockholders' Equity for the
            three months ended May 31, 2007                                    7
            Consolidated Statements of Cash Flows for the three months
            ended May 31, 2007 and 2006                                        8
            Notes to Consolidated Financial Statements                         9

Item 2.     Management's Discussion and Analysis or Plan of Operation         11

Item 3.     Controls and Procedures                                           17

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 18

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3.     Defaults Upon Senior Securities                                   19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 5.     Other Information                                                 19

Item 6.     Exhibits                                                          19

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 May 31,      February 28,
                                                                  2007           2007
                                                              ------------    ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                 $  1,050,666    $  1,220,592
    Receivables, net of reserve of $124,000                        229,912         191,285
    Prepaid and other assets                                        95,728          14,115
                                                              ------------    ------------
Total current assets                                             1,376,306       1,425,992
                                                              ------------    ------------

Property, plant and equipment - net of accumulated
depreciation of $183,889 and $146,451                              436,563         309,950

Goodwill                                                         1,115,746       1,115,746
Software and Patents, net of amortization of
  $388,973 and $316,976                                          2,875,500       1,732,467
                                                              ------------    ------------
        Total Assets                                          $  5,804,115    $  4,584,155
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                          $    360,859         345,179
    Accrued liabilities                                             45,456          50,232
    Deferred revenue                                               132,792          85,288
    Bank Loan                                                       20,000          20,000
                                                              ------------    ------------

        Total current liabilities                                  559,107         500,699
                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value; 100,000,000 shares
    authorized; 37,418,601 and 35,876,225 shares issued and
    outstanding                                                      3,742           3,588
    Additional paid in capital                                  15,121,471      13,622,242
    Stock subscriptions receivable                                (402,808)       (402,808)
    Accumulated deficit                                         (9,477,397)     (9,139,566)
                                                              ------------    ------------

     Total stockholders' equity                                  5,245,008       4,083,456
                                                              ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  5,804,115       4,584,155
                                                              ============    ============



                                  MODAVOX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                              May 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------


REVENUES                                           $    602,338    $    432,903
                                                   ------------    ------------

COSTS AND EXPENSES

    Operating expenses                                  137,088         101,802
    Selling, general and administrative expenses        693,924         907,357
    Depreciation and amortization                       109,435          90,990
                                                   ------------    ------------

      Total costs and expenses                          940,447       1,100,149
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (338,109)       (667,246)
                                                   ------------    ------------

OTHER (INCOME) AND EXPENSE:

    Interest (income)-net                                (7,942)            535
    Other (income) expense                                7,664           1,452
                                                   ------------    ------------

NET (LOSS)                                         $   (337,831)   $   (669,233)
                                                   ============    ============



NET (LOSS) PER SHARE - basic and diluted           $      (0.01)   $      (0.02)
                                                   ============    ============



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    - basic and diluted                              36,189,437      28,078,407
                                                   ============    ============


                                  MODAVOX, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 31, 2007

                                   (UNAUDITED)

                            COMMON         STOCK         PAID IN       STOCK        ACCUMULATED
                            SHARES         AMOUNT        CAPITAL    SUBSCRIPTION      DEFICIT        TOTAL
                         -----------    -----------    -----------  ------------    -----------    -----------
Balance -
February 28, 2007        35,876,225    $     3,588    $13,622,242   $  (402,808)   $(9,139,566)   $ 4,083,456

Common Stock Issued         900,000             90      1,259,910                                   1,260,000
for purchase of World
Talk Radio assets

Common stock issued         642,376             64        206,319                                     206,383
for cash


Stock option expense                                       33,000                                      33,000


Net Loss                                                                              (337,831)      (337,831)
                        -----------    -----------    -----------   -----------    -----------    -----------

Balance -
May 31, 2007             37,418,601    $     3,742    $15,121,471   $  (402,808)   $(9,477,397)   $ 5,245,008
                        ===========    ===========    ===========   ===========    ===========    ===========


                                  MODAVOX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       May 31,
                                                            --------------------------
                                                                2007           2006
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                                    $  (337,831)   $  (669,233)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                               109,435         90,990
    Warrants and stock issued for services                         --          353,841


    Stock option expense                                         33,000           --
Changes in assets and liabilities:

Prepaid expenses and other assets                               (81,613)       (22,218)
Receivables                                                     (38,627)        (4,687)
Deferred revenues                                                47,504         68,244

Accounts payable and accrued liabilities                         10,904        (11,128)
                                                            -----------    -----------


CASH USED IN OPERATING ACTIVITIES                              (257,228)      (194,191)
                                                            -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of World Talk Radio assets                         (25,138)          --
    Purchase of property & equipment                            (93,943)       (57,821)
                                                            -----------    -----------

CASH USED IN INVESTING ACTIVITIES                              (119,081)       (57,821)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock for cash                               206,383        269,501

    Principal payments on notes payable                            --           (1,485)
    Redemption of Preferred Stock                                  --         (125,000)
                                                            -----------    -----------


CASH PROVIDED BY FINANCING ACTIVITIES                           206,383        143,016
                                                           -----------    -----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                        (169,926)      (108,996)
CASH AND CASH EQUIVALENTS, beginning of period                1,220,592        325,040
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 1,050,666    $   216,044
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                  $       576    $       535
    Cash paid for income taxes                              $      --      $      --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

                                                            ===========    ===========

Common shares issued in settlement of accrued liabilities
                                                            $      --      $    10,000
Common shares issued for Purchase of World Talk
Radio assets                                                $ 1,260,000    $      --

                                  MODAVOX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION


The accompanying unaudited interim financial statements of Modavox, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Modavox's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.


NOTE 2 - GOING CONCERN

Modavox incurred operating losses since inception, which losses aggregated

$9,477,397 at May 31, 2007, including a loss of $337,831 during the quarter ended May 31, 2007. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its Interactive Media Division and expands the number of sales locations. These potential losses, capital expenditures needed for Modavox to expand its sales locations and cash necessary to fund increases in accounts receivable may require Modavox to raise additional capital. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

NOTE 3 - CAPITAL STOCK

COMMON STOCK

During the three months ended May 31, 2007, Modavox completed the following equity transactions:

In March, we issued 390,376 shares in connection with the exercise of warrants for cash of $80,883.

In April, we issued 252,000 shares in connection with the exercise of warrants for cash of $125,500.

In March, we issued 900,000 shares to purchase all of the intangible assets and none of the current assets or any liabilities, of World Talk Radio LLC, a San Diego based internet talk radio company. These shares were valued at $1,260,000 based upon the market price at the date of purchase (see note 4 for details).

NOTE 4 - ASSET PURCHASE

On March 3, 2007, Modavox purchased certain equipment and intangible assets from World Talk Radio LLC (WTR), a San Diego based internet talk radio company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provides that another 100,000 common shares be retained in escrow for one year. In addition, we incurred $25,138 of fees associated with the transaction. We purchased property and equipment valued at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs valued at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, we accounted for this transaction as an asset purchase and not an acquisition of a business.

NOTE 5 - SUBSEQUENT EVENTS

In June, we issued 140,000 shares in connection with the exercise of a warrant for cash of $35,000.

In June, we issued 41,127 shares in connection with the cashless exercise of a warrant.



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

OVERVIEW


On March 3, 2007, the Company purchased World Talk Radio LLC (WTR), a San Diego based internet talk radio company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provides that another 100,000 common shares be retained in escrow for a year. In addition, we incurred $25,138 of fees associated with the transaction. We purchased property and equipment valued at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs valued at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, we accounted for this transaction as an asset purchase and not an acquisition of a business. The purchase of World Talk Radio LLC, allows us to expand the operations of our Broadcast Media Division.


RESULTS OF OPERATIONS

The discussion of the results of operations compares the quarter ended May 31, 2007 with the quarter ended May 31, 2006, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.


Three Months Ended May 31, 2007 vs. 2006

For the quarter ending May 31, 2007 revenues were $602,338 compared to $432,903 for the quarter ending May 31, 2006. Revenues for the quarter ended May 31, 2007 included $70,819 from the Interactive Media Division and $531,519 from the Broadcast Media Division compared to $208,489 and $224,414, respectively, for the quarter ended May 31, 2006. The Broadcast Media division revenues in 2007 included $104,823 from World Talk Radio, which was acquired on March 3, 2007. Revenues from the Interactive Media Division in 2007 included $57,863 from hosting services and $12,956 from other services compared to $57,715 and $150,774 in 2006.

Operating expenses were $137,088 in the 2007 quarter compared to $101,802 in the 2006 quarter. This increase of $35,286 in operating expenses is partially due to expenses related to the newly acquired World Talk Radio.

Selling, General, and Administrative expenses were $693,924 for the 2007 quarter compared with $907,357 for the 2006 quarter, a decrease of $213,433. This decrease was primarily due to higher 2006 expense related to non-cash expenses of $353,841 arising from the valuation of warrants issued for services, common stock issued to settle liabilities, $125,000 of expenses related to the separation of the then Chairman of the Board of Directors, and $44,000 of legal fees related to this separation and the Kino Merger. This decrease was partially offset by increased expenses in 2007 related to Interactive Media Division sales compensation and occupancy costs of offices in Tucson and Phoenix, which were opened subsequent to the 2006 quarter.

Depreciation and amortization expense was $109,435 in the 2007 quarter compared with $90,990 in the 2006 quarter. The increase is due to depreciation of additional property and equipment and amortization of additional software purchases, leasehold improvements and internally capitalized software.

During the quarter ended May 31, 2007, the Company had a loss of $337,831 compared to a loss of $669,233 in the 2006 quarter. This improvement is primarily due to the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2007 we raised $206,383 through the exercise of common stock warrants for cash. These proceeds were used, in part, to purchase property and equipment and fund operating losses.

During the three months ended May 31, 2007, we used $257,228 of cash for operating activities.

We believe that our required capital expenditures for fiscal 2008 will not exceed $300,000.

Modavox incurred operating losses since inception, which losses aggregated $9,477,397 at May 31, 2007, including a loss of $337,831 in 2007. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its Interactive Media Division and expands the number of sales locations. These potential losses, capital expenditures needed for Modavox to expand its sales locations and cash necessary to fund increases in accounts receivable may require Modavox to raise additional capital. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock.

As noted above, we have not developed a sales structure for our Interactive Media Division that will allow it to produce sustainable revenues and cash flow. Until we achieve sustainable revenues cash flow from our Interactive Media Division, our ability to continue operating will depend upon our ability to raise additional capital through the issuance of new equity and debt. There is no assurance that we will be able to obtain such capital in this manner or on terms acceptable to us or at all. If we cannot obtain such capital, we will have to reduce our operations and the investment that we are making in expanding our business, which may impair our ability to serve our customers and grow our business.


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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls were not effective as of May 31, 2007 to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. This conclusion was due in part to a number of adjusting entries found during our February 28, 2007 audit, which included adjustments related to deferred revenue, revenue, and allowance for doubtful accounts. We are in the process of correcting this through hiring qualified accounting staff.


Changes in Internal Controls

There have been no changes in controls in the quarter ended May 31, 2007.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2007, we sold the following securities without registration under the Securities Act of 1933:

On April 26, 2007, we issued 250,000 unregistered common shares in connection with the exercise of 250,000 warrants issued in 2005 at $.50 per share, for aggregate cash consideration of $125,000.


On April 12, 2007, we issued 2,000 unregistered common shares in connection with the exercise of 2,000 warrants issued in 2005 at $.25 per share for aggregate consideration of $500.


On March 27,2007, the Company issued 250,000 unregistered common shares in connection with the exercise of 250,000 warrants at $.20 for aggregate consideration of $50,000.

On March 27, 2007, we issued 140,376 unregistered common shares in connection with the exercise of 140,376 warrants issued in 2004 at $.22 for aggregate consideration of $38,883.

Subsequent to May 31, 2007, we have issued the following unregistered common shares:

On June 7, 2007, we issued 50,000 unregistered common shares upon the exercise of 50,000 warrants at $.25 per share for cash consideration of $12,500.

On June 13, 2007, we issued 90,000 unregistered shares upon the exercise of 90,000 warrants at $.25 per share for cash consideration of $22,500.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company is delinquent in filing Form 8-K and the information required to be provided under Item 2.01 and 9.01 covering the acquisition of Kino Interactive LLC, which occurred on February 28, 2006. The information has not been filed because the required audited financial statements of Kino Interactive LLC have not been completed. The Company is currently working with it's auditors to complete the required financial information.

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

Date: July 23, 2007