Form 10QSB
period 2007-08-31
MODAVOX INC
filed 2007-10-15
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2007


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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on October 15, 2007 was 37,624,728.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

MODAVOX, INC.

          INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of August 31, 2007 and
          February 28, 2007                                                   3
          Consolidated Statements of Operations for the three
          months ended August 31, 2007 and 2006                               5
          Consolidated Statements of Operations for the six months ended
          August 31, 2007 and 2006                                            6
          Consolidated Statement of Stockholders' Equity for the six months
          ended August 31, 2007                                               7
          Consolidated
          Statements of Cash Flows for the six months ended
          August 31, 2007 and 2006                                            8
          Notes to Consolidated Financial Statements                          9


Item 2.   Management's Discussion and Analysis or Plan of Operation          11

Item 3.   Controls and Procedures                                            17

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.   Defaults Upon Senior Securities                                    19

Item 4.   Submission of Matters to a Vote of Security Holders                19

Item 5.   Other Information                                                  19

Item 6.   Exhibits                                                           19

SIGNATURES                                                                   20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       August 31,    February 28,
                                                          2007          2007
                                                     ----------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                        $    909,404    $  1,220,592
    Receivables, net of reserve of $124,000             1,045,596         474,493
    Prepaid and other assets                              170,617          14,115
                                                     ----------------------------
Total current assets                                    2,125,617       1,709,200
                                                     ----------------------------

Property, plant and equipment - net of accumulated
  depreciation of $227,319 and $146,451                   443,331         309,950
Goodwill                                                1,115,746       1,115,746
Software and patents, net of amortization
  of $460,970 and $316,976                              2,764,645       1,732,467
                                                     ----------------------------
      Total Assets                                   $  6,449,339    $  4,867,363
                                                     ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                 $    364,755    $    345,179
    Accrued liabilities                                    81,327          50,232
    Deferred revenue                                      501,498         368,496
    Bank loan                                              19,590          20,000
                                                     ----------------------------

        Total current liabilities                         967,170         783,907
                                                     ----------------------------

STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value;
     100,000,000 shares authorized; 37,624,728 and
     35,876,225 shares issued and outstanding               3,763           3,588
    Additional paid in capital                         15,200,598      13,622,242
    Stock subscriptions receivable                       (402,808)       (402,808)
    Accumulated deficit                                (9,319,384)     (9,139,566)
                                                     ----------------------------
     Total stockholders' equity                         5,482,169       4,083,456
                                                     ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  6,449,339    $  4,867,363
                                                     ============================




         See accompanying notes to the consolidated financial statements


                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           August 31,
                                                   -------------------------
                                                       2007          2006
                                                   -----------   -----------

REVENUES                                           $ 1,131,882    $   698,946
                                                   -----------   -----------

COSTS AND EXPENSES
    Operating expenses                                 531,817        353,635
    Selling, general and administrative expenses       342,281       201,598
    Depreciation and amortization                      115,427         89,027
                                                   -----------   -----------
      Total costs and expenses                         989,525        644,260
                                                   -----------   -----------
INCOME FROM OPERATIONS                                 142,357         54,686
                                                   -----------   -----------

OTHER (INCOME) AND EXPENSE:
    Interest (income)expense                           (15,656)           978
                                                   -----------   -----------
NET INCOME                                         $   158,013    $    53,708
                                                   ===========   ===========


NET INCOME PER SHARE - basic                       $      0.00   $      0.00
                                                   ===========   ===========

NET INCOME PER SHARE - diluted                     $      0.00   $      0.00
                                                   ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     --  basic                                      37,580,940    29,156,951
     --  diluted                                    44,583,944    36,921,608




         See accompanying notes to the consolidated financial statements


                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                             August 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------

REVENUES                                           $  1,734,220    $  1,131,849
                                                   ------------    ------------

COSTS AND EXPENSES
    Operating expenses                                  668,905         632,210
    Selling, general and administrative expenses
                                                      1,036,205         932,182
    Depreciation and amortization                       224,862         180,017
                                                   ------------    ------------
      Total costs and expenses                        1,929,972       1,744,409

                                                   ------------    ------------
LOSS FROM OPERATIONS                                   (195,752)       (612,560)
                                                   ------------    ------------

OTHER (INCOME) AND EXPENSE:
    Interest (income)expense                            (23,598)          1,513
    Other expense                                         7,664           1,451
                                                   ------------    ------------
NET LOSS                                           $   (179,818)   $   (615,524)
                                                   ============    ============

NET LOSS PER SHARE - basic and diluted             $      (0.00)   $      (0.02)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    - basic and diluted                              37,349,900      28,603,381
                                                   ============    ============




         See accompanying notes to the consolidated financial statements


                                  MODAVOX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2007
                                   (UNAUDITED)

                                  COMMON         STOCK         PAID IN          STOCK        ACCUMULATED
                                  SHARES         AMOUNT        CAPITAL       SUBSCRIPTION      DEFICIT            TOTAL
                               ------------   ------------   ------------    ------------    ------------      ------------
Balance - February 28, 2007      35,876,225   $      3,588   $ 13,622,242    $   (402,808)   $ (9,139,566)     $  4,083,456

Common Stock Issued for
purchase of World Talk Radio
assets                              900,000             90      1,259,910            --              --           1,260,000

Common Stock Issued for cash        807,376             81        247,552            --              --             247,633

Common Stock issued in a
warrant cashless exercise            41,127              4             (4)           --              --                --

Stock option expense                   --             --           70,898            --              --              70,898


Net Loss                               --             --             --              --          (179,818)         (179,818)
                               ------------   ------------   ------------    ------------    ------------      ------------
Balance -August 31, 2007         37,624,728   $      3,763   $ 15,200,598    $   (402,808)   $ (9,319,384()    $  5,482,169
                               ============   ============   ============    ============    ============      ============


        See accompanying notes to the consolidated financial statements



                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006 (UNAUDITED)

                                                           Six Months Ended
                                                              August 31,
                                                     --------------------------
                                                         2007          2006
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $  (179,818)   $  (615,524)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                        224,862        180,017
    Warrants and stock issued for services                  --          353,841
    Stock option expense                                  70,898           --
Changes in assets and liabilities:
Prepaid expenses and other assets                       (117,644)       (20,466)
Receivables                                             (571,103)      (109,402)
Deferred revenues                                        133,002          1,683
Accounts payable and accrued liabilities                  50,671       (117,390)
                                                     -----------    -----------

CASH USED IN OPERATING ACTIVITIES                       (389,132)      (327,241)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of intangible assets                        (25,138)          --
    Purchase of property & equipment                    (144,141)       (92,282)
                                                     -----------    -----------
CASH USED IN INVESTING ACTIVITIES                       (169,279)       (92,282)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock for cash                        247,633        403,999
    Principal payments on notes payable                     --           (1,512)
    Principal payments on Line of credit                    (410)          --
    Redemption of Preferred Stock                           --         (125,000)
                                                     -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES                    247,223        277,487
                                                     -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (311,299)      (142,036)
CASH AND CASH EQUIVALENTS, beginning of period         1,220,592        325,040
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $   909,404    $   183,004
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                           $       576    $     1,512
    Cash paid for income taxes                              --             --

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Conversion of promissory note                        $      --      $   314,341
Payment of vendor obligation with stock for
   services                                                 --           33,884
Common shares issued in settlement of accrued
   liabilities                                              --           39,500
Exchange of preferred stock
   Preferred stock                                          --         (875,000)
   Common stock                                             --              336
   Paid in Capital                                          --          840,780
Common shares issued for Purchase of World Talk
   Radio assets                                        1,260,000           --

         See accompanying notes to the consolidated financial statements

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

Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as deferred revenue on the Consolidated Balance Sheets.

Certain prior period amounts have been reclassed to conform with current period presentation.

NOTE 2 - GOING CONCERN

Modavox incurred operating losses since inception, which losses aggregated $9,319,384 at August 31, 2007, including a loss of $179,818 in 2007. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in accounts receivable likely will require Modavox to raise additional capital through the issuance of equity and/or debt. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

NOTE 3 - CAPITAL STOCK

COMMON STOCK

During the six months ended August 31, 2007, Modavox completed the following equity transactions:

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

In June, we issued 140,000 shares in connection with the exercise of warrants for cash of $35,000.

In June, we issued 41,127 shares in connection with the cashless exercise of 48,000 warrants at $1.74 per share.

In July, we issued 25,000 shares in connection with the exercise of warrants for cash of $6,250.

WARRANTS

In June, we granted 300,000 warrants at an exercise price of $0.50 in connection with a common stock offering of $75,000 prior to February 28, 2007. The warrants vest immediately and have a term of 3 years. The relative fair value of the warrants is $63,848. Variables used in the Black-Scholes option-pricing model, include (1) 5.07% risk-free interest rate (2) warrant life is the expected remaining life of the warrants, (3) expected volatility of 143%, and (4) zero expected dividends.

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

Note 5 - CONTINGENCIES

On September 4, 2007 a former Chief Executive Officer and Chairman began American Arbitration Association arbitration proceedings against us in Atlanta, GA sighting breach in the settlement agreement between both parties on March 21, 2006. Both parties have agreed to a continuance for thirty days and the matter remains unresolved. There is no accrual established for this contingency as of August 31, 2007.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective March 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

The discussion of the results of operations compares the quarter ended August 31, 2007 with the quarter ended August 31, 2006, and the six months ended August 31, 2007 with the six months ended August 31, 2006, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended August 31, 2007 vs. 2006

For the quarter ended August 31, 2007 revenues were $1,131,882 compared to $698,946 for the quarter ending August 31, 2006. Revenues for the quarter ended August 31, 2007 included $187,733 from the Interactive Media Division and $431,746 from the Broadcast Media Division compared to $163,000 and $340,000 respectfully for the quarter ended August 31, 2006. The Broadcast Media Division revenues in 2007 included $359,670 from World Talk Radio, which was acquired on March 3, 2007. Revenues from the Interactive Media Division in 2007 included an aggregate of $183,610 from hosting services and $242,155 from other services compared to $70,763 in 2006.

Operating expenses were $531,817 in the 2007 quarter compared to $353,635 in the 2006 quarter. This increase of $178,182 in operating expenses reflects an increase in hosting expense related to distribution of Radio content. Selling, General, and Administrative expenses were $342,281 for the 2007 quarter 2006 compared with $201,598 for the 2006 quarter, an increase of $140,683. The difference is due to increases in payroll costs to key managers and associates, additional sales managers for the Internet Radio Division, and the addition of World Talk Radio production and administration.

Depreciation and amortization expense was $115,427 in the 2007 quarter compared with $89,027 in the 2006 quarter. The increase is due to depreciation of additional property and equipment and amortization of additional software purchases, leasehold improvements and internally capitalized software.

During the quarter ended August 31, 2007, the Company had a net income of $158,013 compared to a net income of $53,708 in the 2006 quarter. The increase is due to the increase in revenues produced by the Internet Radio Division and World Talk Radio Acquisition. The Company Acquired World Talk Radio on March 3, 2007.

Six Months Ended August 31, 2007 vs. 2006

For the six months ended August 31, 2007 revenues were $1,734,220 compared to $1,131,849 for the six months ending August 31, 2006. Revenues for the six months ended August 31, 2007 included $425,765 from the Interactive Media Division and $948,785 from the Broadcast Media Division compared to $427,839 and $704,010 respectfully for the six months ended August 31, 2006. The Broadcast Media Division revenues in 2007 included $359,670 from World Talk Radio, which was acquired on March 3, 2007. Revenues from the Interactive Media Division in 2007 included an aggregate of $183,610 from hosting services and $242,155 from other services compared to $70,763 in 2006.

Operating expenses were $668,905 for the six months ended August 31, 2007 compared to $632,210 in 2006. This increase of $36,695 in operating expenses reflects increased expense related to distribution of Radio content associated with the World Talk Radio Acquisition. Selling, General, and Administrative expenses were $1,036,205 for the six months ended August 31, 2007 compared with $932,182 for 2006, an increase of $104,023. The difference is due to increases in payroll costs to key managers and associates, additional sales managers for the Internet Radio Division, and the addition of World Talk Radio production and administration.

Depreciation and amortization expense was $224,862 for the six months ended August 31, 2007 compared with $180,017 in 2006. The increase is due to depreciation of additional property and equipment and amortization of additional software purchases, leasehold improvements and internally capitalized software.

During the six months ended August 31, 2007, the Company had a net loss of $179,818 compared to a net loss of $615,514 in 2006. The loss reduction is due to the increase in revenues produced by the company over 2006 which for the quarter ended August 31, 2007 were $1,131,882 compared to $698,946 for the quarter ending August 31, 2006. The increase in revenue for the Company arose from our Interactive Radio Division and World Talk Radio Acquisition.

Liquidity and Capital Resources

During the six months ended August 31, 2007 we raised $247,633 through the issuance of common stock. These proceeds were used, in part, to purchases of property and equipment and fund operating losses.

We believe that our required capital expenditures for fiscal 2008 will not exceed $300,000.

Modavox incurred operating losses since inception, which losses aggregated $9,319,384 at August 31, 2007, including a loss of $179,818 at August 31, 2007.
Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in accounts receivable likely will require Modavox to raise additional capital through the issuance of equity and/or debt. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

The Company believes it has developed a sales structure for its Internet Radio Division however lacks the sales structure for its Interactive Media Division. The Company understands that a strategy will be required to allow it to produce sustainable revenues and cash flow. Until we achieve sustainable revenues and cash flow from our Interactive Media Division our Internet Radio Division will be tasked to provide balance and sustain the Company. Our overall capacity to continue operating will depend upon our ability to raise additional capital through the issuance of new equity and debt, our ability to increase the revenues and cash flow from Interactive Media, and continued growth of our Internet Radio Division. There is no assurance that we will be able to obtain such capital in this manner or on terms acceptable to us or at all. If we cannot obtain such capital, we may have to reduce our operations and the investment that we are making in expanding our business, which may impair our ability to serve our customers and grow our business.

Risk Factors

PLEASE SEE OUR FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 13, 2007 FOR COMPANY RISK FACTORS.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls were not effective as of August 31, 2007, due to a lack of qualified personnel to prepare and review the disclosures in our filings, to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. We have a process which we believe corrected these operational challenges through upgrading and adding new associates to our accounting staff. During the Quarter ended August 31, 2007 the Company added two associates for accounting and a Controller to provide additional support.

Changes in Internal Controls

There have been no changes in controls in the quarter ended August 31, 2007 except as noted above.

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

In early 2007, a former consultant of Modavox demanded that we issue to him 411,765 shares of common stock and warrants to purchase additional 500,000 shares of common stock under his 2004 consulting agreement. We have rejected these demands on the grounds that that the consulting agreement was illusory and without consideration to Modavox. The matter remains unresolved and on September 7, 2007 a complaint was filed in Arizona Federal Court, Case No. CV01715-LOA, for injunctive and declaratory relief.

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against us in Atlanta, GA sighting breach in the settlement agreement between both parties on March 21, 2006. Both parties have agreed to a continuance for thirty days and the matter remains unresolved.

On August 9, 2007 our Company filed a patent infringement lawsuit against Tacoda, Inc. in the United States District Court for the Southern District of New York (Case No. 07 CV 7088). In the suit, we assert our claim that Tacoda is infringing on United States Patent No. 6,594,691, "Method and System for Adding Function to a Web Page,". The Company is seeking injunctive relief and as yet unspecified damages stemming from Tacoda's infringing activities. Tacoda, Inc. has been subsequently acquired by AOL, LLC a majority-owned subsidiary of Time Warner Inc. Complete fees associated with our lawsuit and the related outcome is unknown at this time. Cost estimates and further outcome analysis will be obtainable upon completion of the first round of litigation and responsive dialogue with the defendant. On September 11, 2007 the US Patent Office Issued Patent No. 7,269,636 to Modavox. The patent refines the legal definition of our inventions with claims that reflect how the concepts taught by the foundational U.S. Patent No. 6,594,691 "Method and System for Adding Function to a Web Page" are implemented in state-of-the-art delivery infrastructure and delivery practices seen in the marketplace today. On September 12, 2007 we filed an amended complaint to United States District Court for the Southern District of New York (Case No. 07 CV 7088) to assert the new patent as also being infringed upon by Tacoda, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended August 31, 2007, we sold the following securities without registration under the Securities Act of 1933:

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

On June 8, 2007, we issued 50,000 unregistered common shares upon the exercise of 50,000 warrants issued in 2005 at $.25 per share, for aggregate cash consideration of $12,500. The warrants were issued in connection with a capital raise in 2006.

On June 12, 2007, we issued 41,127 unregistered common shares upon the cashless exercise of 48,000 warrants issued in 2005 at $.25 per share for aggregate consideration of 6,873 common shares. The warrants were issued in connection with services rendered to the Company in 2005.

On June 14, 2007, we issued 90,000 unregistered common shares upon the exercise of 90,000 warrants issued at $.25 for aggregate consideration of $22,500. The warrants were issued in connection with a capital raise in 2006.

On July 25, 2007, we issued 25,000 unregistered common shares upon the exercise of 25,000 warrants issued at $.25 for aggregate consideration of $6,250. The warrants were issued in connection with a capital raise in 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company is delinquent in filing Form 8-K and the information required to be provided under Item 2.01 and 9.01 covering the acquisition of Kino Interactive LLC, which occurred on February 28, 2006. The information has not been filed because the required audited financial statements of Kino Interactive LLC have not been completed. The Company had been unable to locate material documents collected for the purpose of completing the required Kino audit.

ITEM 6. EXHIBITS

EXHIBIT NUMBER          DOCUMENT

31   Certification of Chief Executive Officer and Chief
     Financial Officer Pursuant to SEC Rule 15D-14(a)

32   Certification of Chief Executive Officer and Chief
     Financial Officer Pursuant to 18 USC Section 1350

33   Employment Contract for Nathaniel T. Bradley entered
     Into in August 2007

34   Employment Contract for Sean D. Bradley entered
     Into in August 2007

35   Employment Contract for James G. Crawford entered
     Into in August 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modavox, Inc. (Registrant)

By: /s/ David Ide
----------------
David Ide
Chief Executive Officer
Principal Financial Officer

Date: October 15, 2007