Form 10QSB
period 2007-11-30
MODAVOX INC
filed 2008-01-14
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended November 30, 2007


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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on January 10, 2007 was 39,183,741.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

MODAVOX, INC.

         INDEX TO FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet as of November 30, 2007 and
              February 28, 2007                                                3
            Consolidated Statements of Operations for the three and nine months
              ended November 30, 2007 and 2006                                 4
            Consolidated Statement of Stockholders' Equity
            for the nine months ended November 30, 2007                        5
            Consolidated Statements of Cash Flows for the
            nine months ended November 30, 2007 and 2006                       6
            Notes to Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis or Plan of Operation         10

Item 3.     Controls and Procedures                                           12

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 13

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.     Defaults Upon Senior Securities                                   14

Item 4.     Submission of Matters to a Vote of Security Holders               14

Item 5.     Other Information                                                 14

Item 6.     Exhibits                                                          15

SIGNATURES                                                                    15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             November 30,    February 28,
                                                                2007            2007
                                                            -----------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $  1,041,336    $  1,220,592
    Receivables, net of reserve of $124,000                    1,190,032         474,493
    Prepaid and other assets                                     211,526          14,115
                                                            ----------------------------
Total current assets                                           2,442,894       1,709,200
                                                            ----------------------------

Property, plant and equipment - net of accumulated
  depreciation of $245,319 and $146,451                          502,221         309,950
Goodwill                                                       1,115,746       1,115,746
Software and Patents, net of amortization of
  $529,967 and $316,976                                        2,704,040       1,732,467
                                                            ----------------------------
                                                            $  6,764,901    $  4,867,363
        Total Assets                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                        $    468,343    $    345,179
    Accrued liabilities                                          126,163          50,232
    Deferred revenue                                             578,355         368,496
    Bank Loan                                                     19,200          20,000
                                                            ----------------------------

        Total current liabilities                              1,192,061         783,907
                                                            ----------------------------

STOCKHOLDERS' EQUITY:
    Common Stock, $0.0001 par value; 100,000,000
     shares authorized; 38,798,741 and
     35,876,225 shares issued and outstanding                      3,880           3,588
    Additional paid in capital                                15,861,541      13,622,242
    Stock subscriptions receivable                              (502,808)       (402,808)
    Accumulated deficit                                       (9,789,773)     (9,139,566)
                                                            ----------------------------
     Total stockholders' equity                                5,572,840       4,083,456
                                                            ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  6,764,901    $  4,867,363
                                                            ============================




         See accompanying notes to the consolidated financial statements


                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                            November 30,                   November 30,
                                                   ----------------------------    ----------------------------
                                                        2007           2006            2007            2006
                                                   ------------    ------------    ------------    ------------
REVENUES                                           $    797,559    $    868,406    $  2,531,779    $  2,000,255
                                                   ------------    ------------    ------------    ------------

COSTS AND EXPENSES
    Operating expenses                                   65,912         164,501         734,817         564,529
    Selling, general and administrative expenses
                                                      1,124,782         397,209       2,160,987       1,561,431
    Depreciation and amortization                        89,997          89,997         314,859         270,014
                                                   ------------    ------------    ------------    ------------
      Total costs and expenses                        1,280,691         651,707       3,210,663       2,395,974
                                                   ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                          (483,132)        216,699        (678,884)       (395,719)
                                                   ------------    ------------    ------------    ------------
OTHER (INCOME) AND EXPENSE:
    Interest expense (income)-net                       (12,743)            990         (36,341)          2,506
    Other (income) expense                                 --            (2,182)          7,664           1,772
                                                   ------------    ------------    ------------    ------------
NET INCOME(LOSS)                                   $   (470,389)   $    217,891    $   (650,207)   $   (397,491)
                                                   ============    ============    ============    ============
NET INCOME(LOSS) PER SHARE - basic                 $      (0.01)   $       0.01    $      (0.02)   $      (0.01)
                                                   ============    ============    ============    ============
NET INCOME(LOSS) PER SHARE - diluted               $      (0.01)   $       0.01    $      (0.02)   $      (0.01)
                                                   ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       --  basic                                     37,823,019      33,772,350      37,506,459      30,316,292
                                                   ============    ============    ============    ============
       --  diluted                                   37,823,019      38,875,207      37,506,459      30,316,292
                                                   ============    ============    ============    ============


                    See accompanying notes to the consolidated financial statements


                                                       MODAVOX, INC.
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007
                                                        (UNAUDITED)


                                   COMMON          STOCK          PAID IN           STOCK       ACCUMULATED
                                   SHARES          AMOUNT         CAPITAL       SUBSCRIPTION      DEFICIT         TOTAL
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance February 28, 2007        35,876,225    $      3,588    $ 13,622,242    $   (402,808)   $ (9,139,566)   $  4,083,456

Common Stock Issued for
purchase of World Talk
Radio assets                        900,000              90       1,259,910                                       1,260,000

Common Stock Issued for cash      1,882,376             188         716,195                                         716,383

Subscription receivable                                             100,000        (100,000)                          --

Common stock issued for
warrant cashless exercise           140,140              14             (14)                                           --

Employee stock option expense                                       106,347                                         106,347

Warrants issued for services                                         56,861                                          56,861

Net Loss                                                                                           (650,207)       (650,207)
                               ------------    ------------    ------------    ------------    ------------    ------------
Balance November 30, 2007        38,798,741    $      3,880    $ 15,861,541    $   (502,808)   $ (9,789,773)   $  5,572,840
                               ============    ============    ============    ============    ============    ============








                              See accompanying notes to the consolidated financial statements



                                       MODAVOX, INC.
                                  STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006 (UNAUDITED)

                                                                     Nine Months Ended
                                                                       November 30,
                                                               ----------------------------
                                                                   2007             2006
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                       $  (650,207)     $  (397,491)
Adjustments to reconcile net loss to
 net cash used in operating activities:
    Depreciation and amortization                                  314,859          270,014
    Warrants and stock issued for services                          56,861          353,841
    Employee stock option expense                                  106,347           11,000
Changes in assets and liabilities:
Prepaid expenses and other assets                                 (158,553)         (23,774)
Receivables                                                       (293,898)
                                                                                   (715,539)
Deferred revenues                                                  209,859          (84,901)
Accounts payable and accrued liabilities                           199,095         (429,014)
                                                               -----------      -----------

CASH USED IN OPERATING ACTIVITIES                                 (637,278)        (594,223)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of intangible assets                                  (25,138)           --
    Purchase of property & equipment                              (232,423)        (114,159)
                                                               -----------      -----------
CASH USED IN INVESTING ACTIVITIES                                 (257,561)        (114,159)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock for cash                                  716,383          872,749
    Principal payments on notes payable                               --             (3,412)
    Principal payments on Line of credit                              (800)            --
    Redemption of Preferred Stock                                     --           (125,000)
                                                               -----------      -----------

CASH PROVIDED BY FINANCING ACTIVITIES                              715,583          744,337
                                                               -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (179,256)          35,955
CASH AND CASH EQUIVALENTS, beginning of period                   1,220,592          325,040
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                       $ 1,041,336      $   360,995
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                      $       576      $     2,506
    Cash paid for income taxes                                        --               --

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Conversion of promissory note                                  $      --        $   348,225
Payment of vendor obligations with stock for services
                                                                      --             33,884
Common shares issued in settlement
  of accrued liabilities
                                                                      --             39,500
Exchange of preferred stock:
   Preferred stock                                                    --           (875,000)
   Common stock                                                       --                336
   Paid in capital                                                    --            840,780
Common shares issued for
  subscription receivable                                          100,000             --
Common shares issued for Purchase of
  World Talk Radio assets
                                                                 1,260,000             --


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

NOTE 2 - GOING CONCERN

Modavox incurred operating losses since inception, which losses aggregated $9,789,773 at November 30, 2007, including a loss of $650,207 for the nine months ended November 30, 2007. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in accounts receivable likely will require Modavox to raise additional capital through the issuance of equity and/or debt. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

NOTE 3 - CAPITAL STOCK

COMMON STOCK

During the nine months ended November 30, 2007, Modavox completed the following equity transactions:

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

In September, we issued 125,000 shares in connection with the exercise of warrants for cash of $31,250.

In September, we issued 28,465 shares in connection with the cashless exercise of a warrant at $1.71 per share.

In October, we issued 50,000 shares in connection with the exercise of warrants for cash of $12,500.

In November, we issued 500,000 shares in connection with the exercise of warrants for cash of $25,000 and subscription receivable of $100,000.

In November, we issued 400,000 shares in connection with the exercise of warrants for cash of $400,000.

In December, we issued 70,548 shares in connection with the cashless exercise of a warrant at $1.46 per share.

EMPLOYEE STOCK OPTIONS

During the nine months ended November 30, 2007, we cancelled 1,100,000 employee stock options. At November 30, 2007, we had 4,728,000 of these options outstanding. For the period ended November 30, 2007, we recognized $106,347 in expense and at November 30, 2007, we have $555,160 of unrecognized expense related to these options. This expense is recognized over the vesting period.

WARRANTS

In November, we granted 120,000 warrants at an exercise price of $1.15 to a former corporate consultant. The warrants vest immediately and have a term of 3 years. The fair value of the warrants on the grant date was $56,861. Variables used in the Black-Scholes option-pricing model, include (1) 2.92% risk-free interest rate (2) warrant life was estimated using the simplified method pursuant to SAB107. (3) expected volatility of 81%, and (4) zero expected dividends.

On November 27, 2007, we modified certain warrants that were originally issued to purchasers of common stock in connection with their purchase of common stock by lowering the exercise price from $1.50 to $1.00. The change in the fair value of these warrants when measured immediately prior to and immediately after the modification, resulted in an increase of $73,727. No expense was recognized because these warrants were originally issued to purchasers of common stock in connection with a capital raise.


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

Note 5 - CONTINGENCIES

On September 4, 2007 a former Chief Executive Officer and Chairman began American Arbitration Association arbitration proceedings against us in Atlanta, GA sighting breach in the settlement agreement between both parties on March 21, 2006. Both parties have agreed to a continuance for thirty days and the matter remains unresolved. There is no accrual established for this contingency as of November 30, 2007. As of January 14, 2008 both parties have agreed to an additional continuance and the matter remains unresolved.

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

NOTE 7 - SUBSEQUENT EVENTS

In December 2007, we granted 50,000 warrants at an exercise price of $1.00 that vest immediately, 50,000 warrants at an exercise price of $1.00 that vest March 1, 2008, 100,000 warrants at an exercise price of $1.75 that vest ratably over 36 months, and 100,000 warrants at an exercise price of $2.00 that vest ratably over 36 months all to a corporate consultant. The warrants have a contractual term of 3 years. The fair value of the warrants on the grant date was $361,078. Variables used in the Black-Scholes option-pricing model, include (1) 3.15% to 3.51% risk-free interest rates (2) warrant life was estimated using the simplified method pursuant to SAB107. (3) expected volatility of 135% to 173%, and (4) zero expected dividends.

In December 2007, we issued 375,000 shares of common stock to a third party in consideration for services provided in connection with the sale of common stock.

In January 2008, we issued 10,000 shares for cash.

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

RESULTS OF OPERATIONS

The discussion of the results of operations compares the quarter ended November 30, 2007 with the quarter ended November 30, 2006, and the nine months ended November 30, 2007 with the nine months ended November 30, 2006, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended November 30, 2007 vs. 2006

For the quarter ended November 30, 2007 revenues were $797,559 compared to $868,406 for the quarter ending November 30, 2006. Revenues for the quarter ended November 30, 2007 included $177,649 from the Interactive Media Division and $619,910 from the Broadcast Media Division compared to $314,919 and $553,487 respectfully for the quarter ended November 30, 2006. The Broadcast Media Division revenues in 2007 included $51,217 from World Talk Radio, which was acquired on March 3, 2007. Revenues produced from new business actually increased an additional $160,000 for the quarter ending November 30, 2007 compared to the quarter ending November 30, 2006 as the quarter ending November 30, 2006 included $160,000 in deferred revenues gained by the Company during the quarter.

Operating expenses were $65,912 in the 2007 quarter compared to $164,501 in the 2006 quarter. This decrease of $98,589 in operating expenses reflects an reduction in hosting expense related to distribution of Radio content and increased efficiencies realized with the development of our Internet Radio BoomBox Platform. Selling, General, and Administrative expenses were $1,124,782 for the 2007 quarter 2006 compared with $397,209 for the 2006 quarter, an increase of $727,573. The difference is due to increases in payroll costs to key managers and associates, additional sales managers for the Internet Radio Division, and the addition of World Talk Radio production and administration. In addition, we realized additional costs associated with the litigation with AOL/Tacoda and other contingencies of 291,000 for the quarter ending November 30, 2007 compared to $12,294 in the 2006 quarter.

During the quarter ended November 30, 2007, the Company had a net loss of $470,389 compared to a net income of $217,891 in the 2006 quarter. The loss is due to the increase costs associated with our litigation processes totaling $291,000 for the quarter ending November 30, 2007, expensed warrants for the quarter ending November 30, 2007 of $56,861 and, and the decrease in revenues from our World Talk Radio division ending November 30, 2007 of $51,217 compared to the quarter ending August 31, 2007 of $359,670. The decrease in revenues for our World Talk Radio division is due to the San Diego fire evacuations which affected our sales and business development teams respectively. The Company Acquired World Talk Radio on March 3, 2007.


Nine Months Ended November 30, 2007 vs. 2006

For the nine months ended November 30, 2007 revenues were $2,531,779 compared to $2,000,255 for the nine months ending November 30, 2006. Revenues for the nine months ended November 30, 2007 included $603,414 from the Interactive Media Division and $1,928,365 from the Broadcast Media Division compared to $853,585 and $1,146,670 respectfully for the nine months ended November, 2006. The Broadcast Media Division revenues in 2007 included 410,887 from World Talk Radio, which was acquired on March 3, 2007.

Operating expenses were $734,817 for the nine months ended November 30, 2007 compared to $564,529 in 2006. This increase of $170,288 in operating expenses reflects increased expense related to distribution of Radio content associated with the World Talk Radio Acquisition. Selling, General, and Administrative expenses were $2,160,987 for the nine months ended November 30, 2007 compared with $1,561,431 for 2006, an increase of $599,556. The difference is due to increases in payroll costs to key managers and associates, additional sales managers for the Internet Radio Division, and the addition of World Talk Radio production and administration. In addition, we realized additional costs associated with the litigation with AOL/Tacoda and other contingencies of $291,000 for the quarter ending November 30, 2007 compared to $12,294 in the 2006 quarter.

Depreciation and amortization expense was $314,859 for the nine months ended November 30, 2007 compared with $270,014 in 2006. The increase is due to depreciation of additional property and equipment and amortization of additional software purchases, leasehold improvements and internally capitalized software.

During the nine months ended November 30, 2007, the Company had a net loss of $650,207 compared to a net loss of $397,491 in 2006. The difference is due to increases in payroll costs to key managers and associates, additional sales managers for the Internet Radio Division, and the addition of World Talk Radio production and administration. In addition, we realized additional costs associated with the litigation with AOL/Tacoda and other contingencies of $291,000 for the quarter ending November 30, 2007 compared to $12,294 in the 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2007 we raised $716,383 through the issuance of common stock. In addition, we have a subscription receivable for $100,000 due on May 29, 2008 through the issuance of common stock. These proceeds were used, in part, to fund patent related matters, and fund operating losses.

We believe that our required capital expenditures for fiscal 2008 will not exceed $500,000.

Modavox incurred operating losses since inception, which losses aggregated $9,789,773 at November 30, 2007, including a loss of $650,207 at November 30, 2007. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in accounts receivable likely will require Modavox to raise additional capital through the issuance of equity and/or debt. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer who also is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls were not effective as of November 30, 2007 to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our conslusion was based on a number of corrections discovered by our auditors in equity, revenue and general and administrative expenses. We have a process which we believe corrected these operational challenges through upgrading and adding new associates to our accounting staff.

Changes in Internal Controls

There have been no changes in controls in the quarter ended November 30, 2007.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Douglas W. Johnson v. Modavox, et. al. Superior Court, State of Arizona, County of Maricopa, Case No. CV2006-009619. On June 23, 2006, Mr. Johnson, a former executive of a predecessor of Modavox, filed a complaint against us in which he claims he is entitled to receive 314,325 shares of Modavox common stock as merger consideration from the June 2003 merger of SurfNet Media Group, Inc. into a subsidiary of Modavox. On February 27, 2007, we filed our answer denying the claims. This matter is in the discovery phase and a trial date has not yet been set. This matter has not yet been resolved.

In early 2007, a former consultant of Modavox demanded that we issue to him 411,765 shares of common stock and warrants to purchase additional 500,000 shares of common stock under his 2004 consulting agreement. We have rejected these demands on the grounds that that the consulting agreement was illusory and without consideration to Modavox. The matter remains unresolved and on September 7, 2007 a complaint was filed in Arizona Federal Court, Case No. CV01715-LOA, for injunctive and declaratory relief. This matter has been resolved.

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against us in Atlanta, GA sighting breach in the settlement agreement between both parties on March 21, 2006. Both parties have agreed to a continuance for thirty days and the matter remains unresolved.

On August 9, 2007 our Company filed a patent infringement lawsuit against Tacoda, Inc. in the United States District Court for the Southern District of New York (Case No. 07 CV 7088). In the suit, we assert our claim that Tacoda is infringing on United States Patent No. 6,594,691, "Method and System for Adding Function to a Web Page,". The Company is seeking injunctive relief and as yet unspecified damages stemming from Tacoda's infringing activities. Tacoda, Inc. has been subsequently acquired by AOL, LLC a majority-owned subsidiary of Time Warner Inc. Complete fees associated with our lawsuit and the related outcome is unknown at this time. Cost estimates and further outcome analysis will be obtainable upon completion of the first round of litigation and responsive dialogue with the defendant. On September 11, 2007 the US Patent Office Issued Patent No. 7,269,636 to Modavox. The patent refines the legal definition of our inventions with claims that reflect how the concepts taught by the foundational U.S. Patent No. 6,594,691 "Method and System for Adding Function to a Web Page" are implemented in state-of-the-art delivery infrastructure and delivery practices seen in the marketplace today. On September 12, 2007 we filed an amended complaint to United States District Court for the Southern District of New York (Case No. 07 CV 7088) to assert the new patent as also being infringed upon by Tacoda, Inc. As of January 2008 this matter has not been resolved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended November, 2007, we sold the following securities without registration under the Securities Act of 1933:

On September 24, 2007, we issued 40,000 unregistered common shares in connection with the exercise of 40,000 at $.25 per share, for aggregate cash consideration of $10,000.

On September 25, 2007, we issued 25,000 unregistered common shares in connection with the exercise of 25,000 at $.25 per share, for aggregate cash consideration of $6,250.

On September 25, 2007, we issued 30,000 unregistered common shares in connection with the exercise of 30,000 at $.25 per share, for aggregate cash consideration of 7,500.

On October 2, 2007, we issued 25,000 unregistered common shares in connection with the exercise of 25,000 at $.25 per share, for aggregate consideration of $6,250.

On October 5, 2007, we issued 25,000 unregistered common shares in connection with the exercise of 25,000 at $.25 per share, for aggregate consideration of $6,250.

On October 7, 2007, we issued 30,000 unregistered common shares in connection with the exercise of 30,000 at $.25 per share, for aggregate consideration of $7,500.

On November 27, 2007, we issued 400,000 unregistered common shares upon the exercise of 400,000 warrants issued at $1.00 for aggregate consideration of $400,000. The warrants were issued in connection with a capital raise in 2006.

On November 27, 2007, we issued 100,000 unregistered common shares upon the exercise of 100,000 warrants issued at $.25 for aggregate consideration of $25,000. The warrants were issued in connection with a capital raise in 2005.

On November 27, 2007, we issued 400,000 unregistered common shares upon the exercise of 400,000 warrants issued at $.25 for aggregate consideration of $100,000. The warrants were issued in connection with a capital raise in 2005. The unregistered common shares are being held by the company along with a note payable due on May 29, 2008.



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

Date: January 14, 2007