Form 10KSB
period 2008-02-29
MODAVOX INC
filed 2008-06-13
CIK 1137204

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________to ____________________

                        COMMISSION FILE NUMBER 333-57818

                                  MODAVOX, INC.

                 (Name of small business issuer in its charter)

            DELAWARE                                     20-0122076
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                    Identification No.)

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

Yes[ ]  No [x]

State the issuer's revenues for the fiscal year ended February 29, 2008:
$2,817,694

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $59,313,699 (computed using the last quoted sale price of the Common Stock on June 2, 2008 on the OTC Bulletin Board).

The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, on June 11, 2008 was 41,196,951.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): [  ] Yes [x] No

                                  MODAVOX, INC.

                FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 29, 2008

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.      Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.      Certain Relationships and Related Transactions
Item 13.      Exhibits
Item 14.      Principal Accountant Fees and Services

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Modavox, Inc. is the successor to SurfNet Media Group, Inc., a corporation founded in 1999 and InnerSpace Corporation. On February 28, 2006, we acquired, through merger, Kino Interactive LLC which owned the rights to proprietary software ("Kino Software") utilized in the creation of platforms that distribute audio/visual streaming over the internet ("Modavox Platforms"). Until the merger with Kino, we produced and distributed online talk radio programming, principally through our VoiceAmerica Network through our Patented Internet Radio and Internet Advertising System. As a result of the merger with Kino, we have used the Kino Software to create a new platform for VoiceAmerica to distribute talk radio over the internet and have used the Modavox Platforms to develop customized audio & video streaming products utilized for online applications, destinations, geographical and database driven solutions, web sites that contain online interactive advertising and enterprise level online interactive communication products, website enhancements that create or upgrade audio and video streaming. We operate our Company in two distinctive product lines, our Interactive Agency Division and our Interactive Network Division. On March 3, 2007, Modavox purchased certain equipment and intangible assets from World Talk Radio LLC (WTR), a San Diego based internet talk radio company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provides that another 100,000 common shares be retained in escrow for one year. In addition, we incurred $25,138 of fees associated with the transaction. We purchased property and equipment valued at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs valued at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, we accounted for this transaction as an asset purchase and not an acquisition of a business. On May 15, 2008, Modavox purchased certain assets from RadioPilot (RDP), a Washington based internet radio software developer to enhance our current BoomBox Radio offering. We agreed to acquire the internet radio assets and enhancement platform for 250,000 shares and $50,000 of cash. The purchase provides us with all of the intangible assets and none of the current liabilities, of RadioPilot, LLC. These shares were valued at $1.85 per share for a share value of $462,500. The purchase agreement provides that we will hold in escrow 100,000 common shares for six months while we implement the software and integrate the systems. At the time of the purchase, RDP had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they exist, will be abandoned following integration and replaced with Modavox versions. As a result, we will account for the transaction as an asset purchase and not an acquisition of a business.

You can learn more about us by visiting our website at www.modavox.com. Our offices are at 4636 E University Dr., Suite 275, Phoenix, AZ 80354, telephone
(602) 648-6080. On January 30, 2002 our common stock began trading on the OTC Bulletin Board Service. Our stock symbol is MDVX.

NETWORK DIVISION

INTERNET TALK RADIO

VoiceAmerica Networks & World Talk Radio

VoiceAmerica Networks and World Talk Radio have remained at the forefront of Internet Talk Radio through our online destinations, which have been streaming pioneering targeted Live Internet talk radio since 1999. The proven and growing broadcast operation now features more than 300 hosts broadcasting on targeted genre based channels, through our flagship VoiceAmerica Channel, VoiceAmerica Health & Wellness Channel, VoiceAmerica Business Channel, 7th Wave Network and World Talk Radio Networks.

REVENUE DRIVERS: Host Fees and Advertising/Sponsorship

The Internet Talk Radio operation derives revenue from two primary sources:

1.       Internet Talk Radio content providers - Host Fees
2.       Advertisers and Sponsors - Advertising Sponsorship Revenue

Internet Talk radio hosts purchase thirteen weeks of broadcasting production on the BoomBox Radio(R) platform and distribution within the established and populated #1 Internet Talk Radio destinations owned and operated by Modavox. VoiceAmerica and World Talk Radio brands both provide targeted networks that are organized by genre and are completely searchable, and syndication enabled.

Each show produced by Modavox is one hour in length, and broadcasts live commercial content between six to eight minutes allocated by each show. Modavox also creates visual real estate for its customers through the creation of destination sites for banner, multimedia and interactive advertising sales. Every live show generates an archive that is available for On-Demand access and is indexed for contextual search and universally compatible playback. The system of delivery of archived content is tracked and scalable to distribute advertising inventory within the proven online radio environment.

After the production costs have been recovered by a host, Modavox typically receives 60% of the advertising revenue through host fees. Customers or third parties are provided incentives to develop advertising, and sponsorship revenues and will work with Modavox to maximize the yield.

E-commerce host fee opportunities exist within shows marketing a product or service that is purchased over the Internet. Modavox receives a commission that ranges between 20% and 25% of the product or service's value upon conversion of a listener to an e-commerce customer. First time show hosts receive professional training from Modavox personnel. A show will debut six to eight weeks after the host executes the contract with Modavox. All production is supported by facilities in San Diego, Las Vegas, and Phoenix.

Host & Platform Fees Sales Strategy

The market strategy pertaining to the capture of new Internet Radio Show hosts is focused around the development of Internet Radio Networks. The market strategy allows for focused marketing efforts, as each Network generates sales opportunities for host acquisition and the sale of complete Networks for Modavox clients. The market size for a Modavox network is defined by the size of the available host pool within specific network content areas. New show content is bundled onto channels by genre and hosts are acquired within niche targeted verticals. For example our VoiceAmerica(TM) Health and Wellness channel provides a market for hosts from the healthcare, naturopathic medicine, patient, doctor, and advocacy groups among many other candidates for inclusion in the Health & Wellness channel.

o Modavox is developing a strategy to employ Network Directors and drive sales activities through their respective Networks. Ray Ellis, a former NFL player and broadcaster, has been retained to direct the VoiceAmerica(TM) Sports Network. o Modavox presently employs 28 sales associates (Executive Producers) who recruit show hosts for our Internet radio networks. o In addition to in house Executive Producers Modavox utilizes a Network of Independent Contractors to increase our sales reach. These Independent Contractors are paid commission on sales contracts, advertising, and sponsorship derived through their efforts. o Initial sales training provides VoiceAmerica(TM) & World Talk Radio Executive Producers with tools to engage new hosts, sponsors, and advertising, all of which are commissionable to the Executive Producer at the time of contract collection. o Radio Hosts provide contacts and lists which allow Modavox to cross pollinate shows, increase listenership, and unique visitation. o Sales associates are paid one-time commissions, ranging from 20% to 28% of the initial fee the host pays to Modavox. o Sales associates do not collect compensation in the form of commission until contracted production, advertising, and sponsorship payments are received by Modavox.

o Modavox will pursue a strategy to add 25 new Internet Talk Radio sales associates (Executive Producers) during fiscal year 2009.

Modavox Talk Radio Network Destinations

Currently, Modavox has developed the following Networks within Internet Radio:

NETWORKS                                              NICHE MARKETS
--------------------------------------------------------------------------------
VoiceAmerica                                Motivational, Politics, Faith Based,
                                            E-Commerce, Etc.
VoiceAmerica Business                       Business, Financial, News,
                                            Management, Etc.
VoiceAmerica Health & Wellness              Healthcare, Fitness, Relationship,
                                            Etc.
7th Wave Network - Progressive Talk         Alternative, Environment, Etc.
VoiceAmerica SPORTS                         Sports Talk, Etc.
VoiceAmerica WOMEN                          Business, Politics, Events, Women's
                                            Issues, Etc.
World Talk Radio Studio A - Global Talk     International Talk Radio Etc.
World Talk Radio Studio B - Global Talk     International Talk, Radio Etc.

Advertising Revenue from Internet Talk Radio Operation

Advertising revenues obtained through the Internet Radio operation are in most cases tied directly to the audience generated through our Internet Radio Networks. Based on the advertising impression inventory we provide to listeners, both visual and audio advertisements are sold on a Cost Per Thousand (CPM) basis or sometimes through a "flat fee". The market size of this opportunity is maximized when 100% of the available inventory is sold over our trafficked networks, which Modavox both creates and controls. Modavox's current average listening time on our Internet Talk Radio Networks is over 10 minutes and we are able to deliver advertising inventory at a rate of 9 to 18 impressions per minute to each listener.

         Cost ($) X1000 = CPM
         # of Audience - (ADVERSTING INVENTORY)

Sponsorship revenue obtained through our Internet Radio operation may be sold for an entire network, group of networks, and also specific Internet Radio shows. Sponsorships are sold in a "flat-rate" between $3,500 and $100,000 and provide sponsorship delivered over specified time. The size of sponsorship opportunities are directly or indirectly related to the content and topic area of interest addressed within Talk Radio shows, channels and networks.

The market opportunity and size relevant to Modavox within the Internet Radio operation is directly tied to the success of Internet Radio Networks. Audience increase has a direct impact on the availability of advertising inventory. Once the audience is achieved the market is abundant for the sale of advertising inventory and conditioned to purchasing advertising on a CPM basis. Modavox owns its own proprietary advertising delivery platform, which plays a key role in establishing the size of the Modavox opportunity through its ability to sell all available advertising inventories direct to advertisers which when properly executed offers increasingly higher CPM rates and will allow us not to depend on third parties.

INTERNET RADIO

BoomBox Radio(R)

BoomBox Radio(R) Platform is a complete solution for Internet Radio broadcast production, distribution, and targeted advertising delivery that allow organizations to create, manage, and monetize Internet Radio content. VoiceAmerica, World Talk Radio, TalkZone, Unity.fm, and other third party Internet Radio operations utilize the BoomBox Radio(R) Platform. Internet
Destinations:

www.unity.fm,
www.business.voiceamerica.com
www.health.voiceamerica.com
www.talkzone.com
www.sports.voiceamerica.com
www.odeo.com

Our strategic plan for BoomBox Radio(R) includes the build out and deployment of new Internet Talk Radio Networks. We have identified the following as potential VoiceAmerica Channels: VoiceAmerica(TM) Green Network & VoiceAmerica(TM) Comedy Network

REVENUE CENTERS: DEVELOPMENT, PLATFORM, AND ADVERTISING

BoomBox Radio(R) is sold with an upfront development fee for the production of branded self contained Internet radio destination, which is typically built into an existing client owned Internet website. After the launch of the Internet radio network Modavox charges customers a monthly platform fee based on the amount of content and end users required for the network.

DEVELOPMENT AND PLATFORM FEES SALES STRATEGY

One strategy for capturing new BoomBox Radio(R) client accounts is graduating VoiceAmerica(TM) and World Talk Radio hosts into completely branded third party networks. Modavox recently helped a client parlay their VoiceAmerica(TM) Sports Network show into a full featured private label network. Building on this success, Executive Producers may earn commissions and capture new revenues through the continued development of hosts and their respective shows to complete Private Label Networks. Other sales opportunities are present with content providers that wish to develop their own content.

Another key strategy has been to position BoomBox Radio(R) in conjunction with the Modavox Enterprise(TM) Platform, enabling clients to provide Internet Radio content via pay-per-view, private corporate intranet and other managed solutions available from our Interactive Agency operation. The sales effort and execution plan for direct sales is described under Modavox Enterprise(TM) Platform.

The leads which are generated from the Modavox Enterprise(TM) Platform for the BoomBox Radio(R) platform are a direct result of the sales efforts of Network Directors and their teams of Executive Producers. Executive Producers may elect to complete the sales cycle or pass off to sales personnel of the Modavox Interactive Agency. Commissions are adjusted accordingly and provide significant incentive for both the prospecting and capture of BoomBox Radio (R) sales.

ADVERTISING ON BOOMBOX RADIO(R)

Advertising on third party BoomBox Radio(R) sites is identical in both the production required and pricing models within our Internet Talk Radio operation, thus enabling operating efficiency and scalability throughout the advertising operation, which encompasses our entire product line. The subtle difference between the offerings is that the client is typically the owner of the content broadcast from the BoomBox Radio(R) destination site. This key distinction allows Modavox to provide its patented Stream Syndicate(TM) advertising platform and the customer's contract with Modavox on advertising and sponsorship revenue splits. Both Modavox and its customers have sufficient incentive to generate sales, which are realized through quality of the content and audience capture, which dictates the amount of advertising inventory available for sale.

INTERNET TV

BoomBox Video(R)

BoomBox Video(R) offers a complete solution for Internet TV broadcast production, distribution, and advertising delivery that allow organizations to create, manage, and monetize Internet Television content. BoomBox Video(R) delivers robust Internet TV applications which are embedded within its customers' Internet sites, offering rapid deployment, seamless integration, sophisticated distribution and exclusive targeting and reporting capabilities. A number of major websites maintained by CBS, NBC, and ABC affiliates are now among other leading Internet media destinations sites, which have already deployed BoomBox Video(R) on their websites. Internet Destinations: West Virginia Media Holdings , Mars Venus Wellness Coming Soon: VoiceAmerica(TM) Comedy Network, Advanced Equities Corporation

REVENUE CENTERS: DEVELOPMENT, PLATFORM, AND ADVERTISING

BoomBox Video(R) is sold in two parts:

o Development fees
o Monthly platform fees

Internet TV destinations are typically built into an existing client owned website. We also offer the option to have the site built out entirely by Modavox. The BoomBox Video(R) product has a proprietary market foothold centered on the customization, targeting, and reporting exclusively available from Modavox. Geographic targeting offers a patented product feature which allows users to open a new world of market opportunities. Purchasing BoomBox Video(R) is advantageous to Modavox customers because quality content delivery, cost effective communications, and interactive features save them money, time and in some applications generate revenue automatically.

E-commerce, advertising and pay-per-view opportunities are always present within destination sites once they are created and launched. All are vastly enhanced by the customization technology owned by Modavox.

DEVELOPMENT AND PLATFORM FEES SALES STRATEGY

One strategy for capturing new BoomBox Video(R) client accounts is graduating VoiceAmerica(TM) and World Talk Radio hosts into Internet TV hosts. Many hosts have already begun using Internet TV in conjunction with their VoiceAmerica and World Talk Radio talk radio shows using BoomBox Video(R). Internet TV applications within our host's websites and broadcast pages within our Networks are currently operating.

Another successful strategy has been to position BoomBox Video(R) in conjunction with Modavox Enterprise(TM) Platform, enabling customers to provide Internet TV content via pay-per-view, private corporate intranet and other managed solutions available from our Interactive Agency operation. The sales effort and execution plan for direct sales is described under Modavox Enterprise(TM) Platform.

Enterprise(TM) sales leads for BoomBox Video(R) result from the sales efforts of Network Directors and their teams of Executive Producers. Executive Producers may elect to complete the sales cycle or pass off to sales personnel of the Modavox Interactive Agency.

The creation of complete Internet TV destinations is vastly enhanced when high quality content is obtained by Modavox. Recent pay-per-view success with high quality content providers, allowed for the generation of new scalable revenues to Modavox, along with a renewed focus around capturing content to populate complete Internet TV destinations. Growth measured in the number of millions of unique visitors may be achieved with a single "hit" content destination. Advertising inventory may be created and sold at premium rates within high quality targeted media destinations.

ADVERTISING ON BOOMBOX VIDEO(R)

Advertising on third party BoomBox Video(R) sites incorporates the Steam Syndicate(TM) advertising platform, providing operational efficiency and good scalability throughout the advertising operation that umbrellas our entire product line.

Both Modavox and its customers have incentive to generate sales, through quality content and audience capture, which dictate the amount of advertising inventory available for sale and the amount of revenue that may be generated.

The market size of this opportunity is maximized when 100% of the available inventory is sold over highly trafficked networks Modavox creates and controls. Modavox's current average listening time on our Internet Talk Radio Networks is over 10 minutes and we are able to deliver advertising inventory at a rate of 9 to 18 impressions per minute to each listener.

         Cost ($) X1000 = CPM
         # of Audience - (ADVERSTING INVENTORY)

Sponsorship revenue obtained through our Internet Radio operation may be sold for an entire network, group of networks, and also specific Internet Radio shows. Sponsorships are sold in a "flat-rate" between $3,500 and $100,000 and provide sponsorship delivered over specified time. The size of sponsorship opportunity is directly related to the content and topic area of interest addressed within Talk Radio shows, channels and networks.

INTERACTIVE PRODUCT LINE

MODAVOX HAS TWO PRODUCTS WITHIN ITS INTERACTIVE AGENCY PRODUCT LINE:

     1.   ENTERPRISE COMMUNICATIONS - MODAVOX ENTERPRISE(TM) PLATFORM

     2.   ADVERTISING - STREAM SYNDICATE(TM)

MODAVOX ENTERPRISE PLATFORM

The Modavox Enterprise(TM) Platform has been developed for Fortune 1000 clientele in a series of packaged services and technology products created by Modavox. Through the utilization of our products, user may create and manage complete targeted Internet TV & Radio Networks, "Box Office" Pay-Per-View, and advanced E-Learning applications. The Modavox Enterprise(TM) Platform features exclusive targeting and customization technologies only available from Modavox.

Samples: Significant Market traction has been established in key vertical markets for the Modavox Enterprise(TM) application. Here is a partial list of active Enterprise(TM) destination sites:

REVENUE CENTERS: HOST FEES AND ADVERTISING/SPONSORSHIP

Modavox Enterprise Solutions(R) are sold in two parts:

      o  Development fees

      o  Monthly platform fees

Development fees are calculated based on the scope of work. Monthly platform fees are charged for technology license and platform usage.

MODAVOX ENTERPRISE(TM) PLATFORM SALES STRATEGY

Interactive Media salespeople are each paid a competitive base salary, plus a 20% sales commission after the base pay has been recaptured. Modavox is pursuing a strategy to hire 10 qualified sales managers this year and is expanding the organization to include New York and Los Angeles locations to support the Modavox Enterprise(TM) Sales operations.

Packaged products allow for a traditional targeted sales effort led by a sales organization driven by the Chief Technology Officer through the Vice President of Interactive Agency Sales. Sales managers will be provided with support from the organization that will include high quality collateral material, competitive pricing, and targeted marketing approach. Modavox will identify the market need, available budgets, and vertical approach and will provide technical sales support and utilize a team of sales managers focused on specific vertical markets.

MODAVOX ENTERPRISE DESTINATIONS VERTICAL MARKETS:

Multi Unit Operators/Franchise Operations
Advertising and Marketing (Product Showcase)
HR Communications
E-Learning
Investor Relations
Comedy Network
Classic Movie Network
Green Network

STREAMSYNDICATE ADVERTISING PLATFORM

The exclusive targeted advertising platform developed for the BoomBox Radio(R), BoomBox Video(R), and Enterprise(TM) Platform Internet destinations have become powerful stand-alone products when coupled with highly trafficked websites. Stream Syndicate(TM) is currently deployed and delivering targeted advertising on ABC O&O, NBC, CBS, Gannett, and several other leading Internet destination sites. Our geographic targeting feature sets the Stream Syndicate(TM) apart from our competitors and delivers unparalleled value and revenue generating capabilities.

SALES STRATEGY

The sales efforts from the Network and Interactive Agency operation will draw heavily from the Stream Syndicate(TM) Advertising Platform sales efforts. Modavox is developing a marketing website and a dedicated sales operation focused on signing up content providers with highly trafficked websites. We have positioned the Stream Syndicate(TM) product as "more for less." Modavox charges clients on a simple flat fee basis calculated on per ad-per month structure.

PRICE PER AD DELIVERED

Rate = $150.00 to $750.00 depending on Market for the Campaign and Targeting Required Customer pays Rate x Number of Advertising Campaigns Each Month.

BARRIERS TO ENTRY/COMPETITIVE ADVANTAGE

Modavox, Inc. owns US Patent No. 6,594,691 and patent No. 7,269,636 resulting from an original October, 1999 patent filing with the U.S.P.T.O. protecting our Inventions through 2018. We have also received favorable indications from the U.S.P.T.O on a divisional patent filing and a second continuation that could yield, upon successful completion and acceptance of claims, a minimum of two additional patents being issued to our company. Modavox is effectively the "Customized Content Company", as our patents cover a technology process and a software application system that enables any networked delivered content to be customized based on end user criteria. In other words an end-user accessing a website may be delivered to video, audio, and other content that is customized based on geographic location, gender, age, or any other predetermined parameter. This technology invention has been incorporated into the suite of Modavox technologies which provides a healthy barrier to entry. As we were originally created to provide audio and video content over networks, delivered affordably to both user and creator, our advertising and platform tools provide within our space a competitive edge over our peers from a software, infrastructure, and delivery methodology.

The primary barrier for competitors with similar business plans to enter the industry and engage in competition with Modavox is the robust software platforms and technological solutions that Modavox has continued to develop, starting in 1998 with the acquisition through merger, as well as our Internet Talk Radio operation. Our established industry leading position when combining our content production and distribution technology systems creates a divide between Modavox and our closest competitors, providing a barrier to adversarial entry into our markets.

Modavox has established working models of our technology within leading and highly recognizable clientele. We have established barriers to competitors across all platforms in terms of our tenure, experience, reference accounts, technology, and reputation.

TECHNOLOGY AND PRODUCT DEVELOPMENT

THE MODAVOX PATENTS

Modavox, Inc. owns US Patent NO. 6,594,691 and patent NO. 7,269,636 resulting from an original October 1999 patent filing with the U.S.P.T.O. protecting our Inventions through 2018. We have also received favorable indications from the U.S.P.T.O on a divisional patent filing and a second continuation that could yield, upon successful completion and acceptance of claims, a minimum of two additional patents being issued to our company.

Modavox is effectively the "Customized Content Company," as our patents cover a technology process and a software application system that enables any networked delivered content to be customized based on end user criteria. In other words an end-user accessing a website may be delivered custom video, audio, and other content that is customized based on geographic location, gender, age, or any other predetermined parameter. This technology invention has been used by Modavox in applications including:

ONLINE APPLICATION                         ESTABLISHED REFERENCE ACCOUNTS
--------------------------------------------------------------------------------
E-Learning Platform                     Learners Receive Customized Content in
                                        E-Learning
Video & Audio Broadcasting Networks     Users Receive Customized Media Content
Advertising Platform                    Users Receive Advertising Content Based
                                        on Demographics
Internet Radio Platform                 Users Receive Radio Content Based on
                                        Geographic Location
Enterprise Platform                     A Politician Communicates to Voters
                                        Based on ZIP Code.

We have established application of our technology and will actively pursue and maintain our growing book of business through relationships with existing E-Learning clients including Merrill Lynch, Allergan, and Genentech. Additionally, our Advertising Platform is utilized by a number of major newspaper operations in Arizona, including Gannett's leading site azcentral.com and many other leading news operations, including the Detroit Free Press. Our Video & Audio Broadcasting products are used by ABC, NBC, CBS and FOX affiliates across the United States. We also operate the largest and leading independent Internet talk radio networks at VoiceAmerica.com and WorldTalkRadio.com. Our invention is proven in a diverse group of Internet applications all of which we believe have direct utility for use by clients in these and other industry verticals.

INTELLECTUAL PROPERTY

Modavox, Inc. owns US Patent No. 6,594,691 and patent No. 7,269,636 resulting from an original October 1999 patent filing with the U.S.P.T.O. protecting our Inventions through 2018. We have also received favorable indications from the U.S.P.T.O on a divisional patent filing and a second continuation that could yield, upon successful completion and acceptance of claims, a minimum of two additional patents being issued to our company. Modavox is effectively the "Customized Content Company", as our patents cover a technology process and a software application system that enables any networked delivered content to be customized based on end user criteria. In other words an end-user accessing a website may be delivered to video, audio, and other content that is customized based on geographic location, gender, age, or any other predetermined parameter. This technology invention has been incorporated into the suite of Modavox technologies which provides a healthy barrier to entry. As we were originally created to provide audio and video content over networks, delivered affordably to both user and creator, our advertising and platform tools provide within our space a competitive edge over our peers from a software, infrastructure, and delivery methodology.

REGISTERED BRANDS & TRADEMARKS

Modavox is the owner of Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with "entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network."

TRADEMARKS & BRANDING

BoomBox Radio(R)
BoomBox Video(R)

Modavox E-Learning Platform(TM)
Modavox Enterprise Platform(TM)
VoiceAmerica Networks
VoiceAmerica Business
VoiceAmerica Health & Wellness
VoiceAmerica Sports
World Talk Radio
StreamSyndicate
StreamSafe
Surfnet(R)


Hosting Agreements

Content is delivered and maintained on the internet through a series of specialized computer servers maintained for that purpose ("Hosting Services"). Hosting Services for our Broadcast Media Division productions and the content delivered from our Interactive Agency Division products are provided by us through hosting agreements with Limelight Networks, Inc. ("Limelight") and Hostway Corporation ("Hostway"). We purchase terabytes and gigabytes of Hosting Services from these companies based upon the different needs of the content that is being delivered to the internet. The cost of these Hosting Services is included in fees charged to radio talk show hosts and is billed to Interactive Agency Division customers based upon specific contracts. These relationships with Limelight and Hostway provide a scalable, up-to-date hosting infrastructure and a secure network of dedicated media servers that allow our customers content to reach end users.

The agreement with Limelight is on an annual basis extending through November 2008. The agreement with Hostway is on a month- to-month basis. We are billed each month by Limelight based upon our usage and our monthly commitment, and we are billed each month by Hostway on a fixed basis. Although there are other providers of Hosting Services, any disruption of service with Limelight or Hostway would adversely affect our business.

Competition:

Many of our current and potential competitors have longer operating histories and greater name recognition and resources than we do and may undertake more extensive marketing campaigns. In addition, these competitors may adopt more aggressive pricing policies than we do. Also, these competitors may devote substantially more resources to developing new products than we do.

Our Network Division faces formidable competition, particularly from large companies with Internet radio companies that provide a wide variety of programming. We also face competition from Internet companies focused exclusively on talk radio. The large companies include:

AOL Radio
Sirius Satellite Radio
XM Satellite Radio
Clear Channel Radio
CBS Radio
Brightcove
Kit Media

Among Internet Talk Radio companies, our top competitors are BlogTalk and TalkZone. We believe that we compete against these companies based upon the quality of our BoomBox Radio Platform, Patented Customization capabilities, and our name recognition.

There are a large number of companies that produce and distribute content online in competition with our Interactive Agency Division. Many of these companies are much larger and have far greater resources. Companies that compete with our Interactive Agency Division include:

Yahoo
Blue Lithium

XM Satellite Radio
CBS Radio
Brightcove
Target Spot
Simple Media
Tacoda

We believe that we compete with these companies based upon the performance of our software and our ability to customize products for individual clients.

GOVERNMENTAL APPROVAL

Broadcasting over the Internet does not currently require governmental approval in the United States. We are not aware of any foreign laws to which we are subject that require formal governmental approval, licensing or other authorization.

 CLIENTS

We do not rely on a few major customers. Our ten largest customers accounted for 10% of our revenue during the year ended February 29, 2008.

SOFTWARE DEVELOPMENT

We have established application of our technology, through internal and outsourced production methods, and will actively pursue and maintain our growing book of business through relationships with existing E-Learning clients including Merrill Lynch, Allergan, and Genentech. Additionally, our Advertising Platform is utilized by a number of major newspaper operations in Arizona, including Gannett's leading site azcentral.com and many other leading news operations, including the Detroit Free Press. Our Video & Audio Broadcasting products are used by ABC, NBC, CBS and FOX affiliates across the United States. We also operate the largest and leading independent Internet talk radio networks at VoiceAmerica.com and WorldTalkRadio.com. Our invention is proven in a diverse group of Internet applications all of which we believe have direct utility for use by clients in these and other industry verticals. We believe that these resources are adequate to meet our current needs and that any additional resources that may be necessary can be obtained by hiring additional employees or by outsourcing either domestically or on a foreign basis.

EMPLOYEES

As of June 1, 2008 Modavox employs 53 associates, 37 being sales executives and executive producers, and 10 associates providing support services and engineering services to our clients. Our administration and executive managers provide the remaining team members which include accounting, technology development, and reception. We outsource some of our development under a per usage contract. We have no labor union contracts and believe relations with our employees are satisfactory.

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

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO DEVELOP THE INFRASTRUCTURE NECESSARY TO ACHIEVE THE POTENTIAL SALES GROWTH IN OUR

INTERACTIVE AGENCY DIVISION

Achieving revenue growth in the Interactive Agency Division will require that we develop additional infrastructure in sales, technical and client support functions. We cannot assure you that we can develop this infrastructure or will have the capital to do so. We have designed a plan to establish growth in our Interactive Agency, adding Sales Executives and Sales Force development; however this is untested at this time.

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

WE MAY IN THE FUTURE BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

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

OUR ABILITY TO OFFER OUR PRODUCTS AND SERVICES MAY BE AFFECTED BY A VARIETY OF U.S. AND FOREIGN LAWS.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Future regulations could affect our ability to provide current or future programming.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease 1,762 square feet and 3,700 square feet of space in two locations in Phoenix, Arizona for administrative, sales and technical personnel under leases that expires in 2010, approximately 1,450 square feet of office space in Tucson, Arizona for sales and technical personnel under a lease expiring in 2011, approximately 2,000 square feet of office space in San Diego, California for sales and technical personnel under a lease expiring in 2011 and approximately 700 square feet of office space in Las Vegas, Nevada for sales personnel under a lease expiring in 2007. Management believes that these facilities are adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against us in Atlanta, GA sighting breach in the settlement agreement between both parties on March 21, 2006. The plaintiff in this case has decided to continue with AAA arbitration proceedings, parties have agreed to an arbitrator, and other schedule dates established.

On August 9, 2007, Modavox filed a patent infringement lawsuit against Tacoda, Inc. in the United States District Court for the Southern District of New York (Case No. 07 CV 7088). In the suit, we assert our claim that Tacoda is infringing on United States Patent No. 6,594,691, "Method and System for Adding Function to a Web Page." The Company is seeking injunctive relief and as yet unspecified damages stemming from Tacoda's infringing activities. Tacoda, Inc. has been subsequently acquired by AOL, LLC, a majority-owned subsidiary of Time Warner Inc. Complete fees associated with our lawsuit and the related outcome is unknown at this time. Cost estimates and further outcome analysis will be obtainable upon completion of the first round of litigation and responsive dialogue with the defendant. On September 11, 2007, the US Patent Office Issued Patent No. 7,269,636 to Modavox. The patent refines the legal definition of our inventions with claims that reflect how the concepts taught by the foundational U.S. Patent No. 6,594,691 "Method and System for Adding Function to a Web Page" are implemented in state-of-the-art delivery infrastructure and delivery practices seen in the marketplace today. On September 12, 2007, we filed an amended complaint to United States District Court for the Southern District of New York (Case No. 07 CV 7088) to assert the new patent as also being infringed upon by Tacoda, Inc. As of February 29, 2008, this matter has not been resolved.

On March 20, 2008, a former investor began AAA arbitration proceedings against us in Maricopa County, AZ seeking enforcement of terms pursuant to the former Chief Executive Officer and Chairman stock option assignment presumably in late 2007. The individual filed AAA proceedings following a request by Modavox to provide a fully executed Stock Option Agreement, bona fide statement of consideration for the assignment, and withholding taxes required by the Internal Revenue Service. To this date, the individual has not been able and or willing to provide the requested documentation by our corporate counsel and the case remains unresolved.

On May 16, 2008, Modavox served a Cease and Desist letter to the AOL, LLC President & Chief Operating Officer. We advised of the possible expansion of our current action against Tacoda to include AOL, LLC if they intend to utilize the Tacoda Advertising process throughout the AOL, LLC "Platform A" as described in recent publications and news releases. We have informed AOL, LLC that a non-exclusive license to the patents-in-suit are available; however in the absence of a license AOL, LLC's published intention to make the Tacoda solution available across the Platform-A Network will in fact infringe upon well identified patents. As of June 1, 2008, the matter remains unresolved.

On May 23, 2008, we issued a Cease and Desist letter to AOL, LLC related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with "entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network". The use of BOOMBOX for entertainment services is an infringement of our rights in the BOOMBOX RADIO mark for identical services. AOL's use of the near identical mark may cause confusion or deceive the public into thinking AOL's services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This falsehood is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. As of June 1, 2008, the matter remains unresolved.

On June 6, 2008, we issued a Cease and Desist letter to Sirius Satellite Radio related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with "entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network". The use of BOOMBOX for entertainment services is an infringement of our rights in the BOOMBOX RADIO mark for identical services. Sirius Satellite Radio's use of the near identical mark may cause confusion or deceive the public into thinking Sirius services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This falsehood is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. As of June 9, 2008, the matter remains unresolved.

See also Note 8 of our Notes to our Consolidated Financial Statements included elsewhere in this report.

If successful, these claims may materially and adversely affect our business and may result in dilution to our shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for approval during fiscal year 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended February 29, 2008, our common stock traded on the OTC Bulletin Board Market under the symbol "MDVX". The following table sets forth the quarterly high and low reported last bid prices for our common stock during each quarter of fiscal year 2008 and 2007:


FISCAL YEAR 2008                                        HIGH             LOW

First Quarter ended May 31, 2007                    $     1.97        $    1.26
Second Quarter ended August 31, 2007                      1.91             1.22
Third Quarter ended November 30, 2007                     1.65             1.11
Fourth Quarter ended February 29, 2008                    1.75              .85

FISCAL YEAR 2007

First Quarter ended May 31, 2006                     $     .90        $     .44
Second Quarter ended August 31, 2006                       .96              .54
Third Quarter ended November 30, 2006                      .92              .50
Fourth Quarter ended February 28, 2007                    2.00             1.28

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

ISSUANCE OF UNREGISTERED COMMON SHARES:

Unregistered securities sold subsequent to March 1, 2008 are:

     In May 2008, we agreed to acquire internet radio assets and enhancement platform for 250,000 shares to purchase all of the intangible assets and none of the current liabilities of RadioPilot, LLC. These shares were valued at $1.85 per share for a share value of $462,500.

     On March 23, 2008, the Company issued 60,000 unregistered common shares in connection with future services from a placement agreement dated August 2007.

     On May 16, 2008, we issued 461,329 unregistered common shares in connection with the exercise of 461,329 warrants issued in 2004 at $.197 for an aggregate consideration of $90,882, (see note 8 to the consolidated financial statements).

     On May 27, 2008, we issued 100,000 unregistered common shares in connection with the resolution of a legal matter.

     On May 31, 2008, we issued 250,000 unregistered common shares in connection with the exercise of 250,000 warrants issued in 2005 at $.25 for aggregate consideration of $62,500.

WARRANTS

     In June 2007, we granted 300,000 warrants at an exercise price of $0.50 in connection with a common stock offering of $75,000 prior to February 28, 2007. The warrants vest immediately and have a term of 3 years. The relative fair value of the warrants is $63,848. Variables used in the Black-Scholes option-pricing model, include (1) 5.07% risk-free interest rate (2) 1.5 years expected term using the simplified method pursuant to SAB 107, (3) expected volatility of 143%, and (4) zero expected dividends.

     In November 2007, we granted 120,000 warrants at an exercise price of $1.15 to a former corporate consultant. The warrants vest immediately and have a term of 3 years. The fair value of the warrants on the grant date was $56,861. Variables used in the Black-Scholes option-pricing model, include
     (1) 2.92% risk-free interest rate (2) 1.5 years expected term - using the simplified method pursuant to SAB 107, (3) expected volatility of 81%, and
     (4) zero expected dividends.

     In November 2007, we modified certain warrants that were originally issued to purchasers of common stock in connection with their purchase of common stock by lowering the exercise price from $1.50 to $1.00. The change in the fair value of these warrants when measured immediately prior to and immediately after the modification, resulted in an increase of $73,727. No expense was recognized because these warrants were originally issued to purchasers of common stock in connection with a capital raise.

     In December 2007, we granted 50,000 warrants at an exercise price of $1.00 that vest immediately, 50,000 warrants at an exercise price of $1.00 that vest March 1, 2008, 100,000 warrants at an exercise price of $1.75 that vest ratably over 36 months, and 100,000 warrants at an exercise price of $2.00 that vest ratably over 36 months all to a corporate consultant. The warrants have a contractual term of 3 years. The fair value of the warrants on the grant date was $361,078. Variables used in the Black-Scholes option-pricing model, include (1) 3.15% to 3.51% risk-free interest rates
     (2) 2.5 to 4 years expected terms - using the simplified method pursuant to SAB 107, (3) expected volatilities of 135% to 173%, and (4) zero expected dividends.

     In January 2008, we granted 3,000,000 warrants at an exercise price of $1.25 that vest immediately in connection with a placement agreement. The fair value of the warrants on the grant date was $1,577,302. Variables used in the Black-Scholes option-pricing model, include (1) 2.61% risk-free interest rate (2) 3 years expected term - using the simplified method pursuant to SAB 107, (3) expected volatility of 83.68%, and (4) zero expected dividends. No expense was recognized because these warrants were originally issued to purchasers of common stock in connection with a capital raise.

ISSUANCE OF UNREGISTERED COMMON SHARES:

     Unregistered securities sold subsequent to March 1, 2008 are:

     On April 16, 2008, we issued 400,000 unregistered common shares in connection with the accredited investor investment of 400,000 shares issued at $1.25 for aggregate consideration of $500,000.

The Company has issued all such securities in reliance on Section 4(2) of the Securities Act of 1933, as amended.

As of June 1, 2008, the number of holders of record of our common stock was approximately 282.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 29, 2008.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                                                                    NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                                                                    FUTURE ISSUANCE UNDER
                               NUMBER OF SECURITIES TO BE   WEIGHTED - AVERAGE      EQUITY COMPENSATION PLANS
                               ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       (EXCLUDING SECURITIES
PLAN CATEGORY                  OUTSTANDING OPTIONS.         OUTSTANDING OPTIONS.    REFLECTED IN COLUMN (a))
-------------------------      --------------------------   --------------------    --------------------------
                                        (a)                        (b)                        (c)

Equity Compensation Plans                  -0-                         N/A                      N/A
Approved by Security Holders

Equity Compensation Plans      1,225,000 shares of common             $0.62                     -0-
Not Approved by Security       stock
Holders                        4,300,000 shares of common
                               stock                                  $0.25                     -0-

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

2002 STOCK INCENTIVE PLAN

In January 2002, our Board of Directors approved our 2002 Stock Incentive Plan, which provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock-based awards may consist of both incentive stock options and non-qualified options. The Plan, which has been approved by our stockholders, is administered by our board of directors, which determines those individuals who are to receive awards and the terms thereof.

2004 STOCK PLAN

In March 2004, we adopted our 2004 Stock Plan pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights ("SARs"). The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of the Company. 2,000,000 shares were reserved for issuance under the Stock Plan, of which, to date, 1,800,000 shares were issued.

In addition, to the foregoing plans, during the year ended February 28, 2007, we issued non-qualified options to purchase 1,228,000 shares of common stock. The options are exercisable at .62 per share, vest over 5 years and have a life of ten years. These options were issued to employees, officers, directors and a consultant.

EMPLOYEE STOCK OPTIONS

During the twelve months ended February 29, 2008, we cancelled 600,000 employee stock options. At February 29, 2008, we had 5,228,000 of these options outstanding. For the period ended February 29, 2008, we recognized $141,796 in expense and at February 29, 2008, we have $519,711 of unrecognized expense related to these options. This expense is recognized over the vesting period.

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

OVERVIEW

During the year ended February 29, 2008, we stabilized our operating cash flow and raised $751,353, of capital. We ended our fiscal year with cash of $657,174, working capital of $53,942, stockholder's equity of $4,142,043 and tangible net worth of $561,456. Although we recorded a net loss for fiscal 2008 of $3,304,005, this net loss included depreciation and amortization expense of $639,776, stock option expense of $141,796, and the impairment of subscription receivables of $395,649. In addition, the company realized an increase in legal expense over 2007 which is due to our patent strategy, internal reviews, and legacy related matters. The legal expense to our company for fiscal 2008 was $849,083 compared to $116,039 in 2007. The increase in legal fees brought forth two new awarded patents and two additional filings which we are confident will provide protection for our new inventions.

We believe that as a result of our business strategy for the Network Division, we have the potential for sustainable growth and profitability for that division. We believe that the recent asset purchases of RadioPilot and World Talk Radio will enhance our ability to achieve that potential. We also believe that we have validated our strategic assumption that our patented and proprietary software technology may be utilized to create salable products for the Interactive Agency Division. However, we have not, as yet, developed a sales infrastructure and distribution strategy that will allow us to project sustainable growth and profitability from the Interactive Agency Division. Development and execution of an appropriate sales and distribution strategy for our Interactive Agency Division will be required before we can achieve sustainable growth and profitability for the Company. We have made strides however with the Interactive Agency Division subsequent to February 29, 2008 with the emergence of StreamSydicate as our dedication to the product line in Fiscal 2008 provides us with a large client base, best of breed software, and patented infrastructure. We believe by the end of the second quarter 2009 our efforts will be realized with increased revenues, unique visitation increases, and additional clients to serve.

During the year ended February 29, 2008, revenues consisted of talk radio production fees and related sponsorship revenue, and revenue from the sale of Interactive Agency Division products and related Hosting.

Operating expenses are primarily third party software production costs, third party hosting costs for Interactive Agency Division products and our talk radio network operating costs. These costs are principally the cost of technical personal and fees paid to third parties for hosting services.

Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for sales, marketing, accounting, and administrative personnel and other general corporate expenses such as rent communication and legal and accounting fees. Our litigation with Tacoda, defense of our trade names, patent related costs, internal reviews and examinations, and other one time fees provided a large percentage of the costs associated with our business. We feel these expenses will continue to tax the overall operation until legacy and patent related matters are resolved.

RESULTS OF OPERATIONS

The discussion of the results of operations compares the fiscal year ended February 29, 2008 with the fiscal year ended February 28, 2007, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

2008 VERSUS 2007

For the year ended February 29, 2008, gross revenues were $2,817,694, an increase of $157,702 or 6% over 2007 revenues of $2,659,992. Revenues increased in the Network Division due to the production of additional talk radio programs, a higher contract renewal rate, and an increase in average fees. In addition, we have been able to provide for and extend the reach of our Interactive Agency Enterprise Communication Software which is primarily our BoomBox Video product. The product, unavailable for most of fiscal 2008, along with StreamSyndicate 2.0, also launched in 2008, accounted for new opportunities and we would anticipate that trend to continue in 2009.

Operating expenses for 2008 was $1,468,183, compared to $1,203,071 for 2007. Operating expenses rose due to the higher labor costs associated with greater revenues and the integration of the assets associated with World Talk Radio.

Selling general and administrative expenses for the year ended February 29, 2008 was $3,443,406 and $1,615,189 for the year ended February 28, 2007.

Depreciation and amortization expenses increased to $639,776 in 2008 from $360,012 in 2007 due principally to the increase in software amortization expense arising from the software developed internally and acquired externally during fiscal 2008 and 2007.

Interest expense, net of interest income was $153,995 compared to net interest income of $3,350 in the prior year. This change was due to the interest expense associated with shares issued for a debt offering. Impairment of Subscription Receivable was $395,649 for the year ended Feb 29, 2008. The Impairment of Subscription Receivable is in connection with the merger in 2003 and the Non Recourse Notes the then In House Legal Counsel mandated each employee to sign prior to receiving their common stock. Management determined our ability to collect on the subscription receivables was partially impaired resulting in the partial write off of the subscription receivable.

The net loss was $3,304,005 in 2008 compared to $554,082 in 2007 due to increased costs associated with advancing our patent related strategies, developing software additions to our current technology suites, one time consulting and option expenses, and costs associated with the asset purchase and development of World Talk Radio. Legal expenses increased to $849, 083 in 2008 from $116,039 in 2007 due to our patent strategy, increasing our patent portfolio, and other non related matters. Our expenses associated with the asset purchase and development of World Talk Radio rose from $0 in 2007 to $316,502 in 2007 which include commissions, office space, production, and other costs associated with developing the new network. We experienced an increase in the costs associated with Talk Show Commissions from $445,632 in 2007 to $643,333 in 2008 due to higher contracted sales from our Network Division. In addition to the aforementioned increased operating and legal costs we experienced stock option expenses of $141,796, consulting related shares for services of $468,500, warrant expense of $289,572, bad debt expense of $121,136, loss on settlement of accounts payable of $40,778 and write off of non recourse notes of $395,649 in fiscal 2008. Depreciation and amortization expenses increased to $639,776 in 2008 from $360,012 in 2007 due principally to the increase in software amortization expense arising from the software developed internally and acquired externally during fiscal 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from revenues exceeded our cash based operating expenses. During fiscal 2008, we raised $751,383 of capital through the issuance of unregistered shares of common stock.

During the fiscal year ended February 29, 2008, net cash used in operations was $1,014,825 as a result of the payment of accounts payable and accrued liabilities of $443,132 and the increase in accounts receivable of $767,099. We also used cash of $323,433 to fund the acquisition of property and equipment and externally purchased. These amounts were funded from the net cash received for the issuance of unregistered common stock aggregating $751,383.

At February 29, 2008, we had cash balances of $657,174 and working capital of $53,942. We do not believe that this liquidity is adequate to fund our current operations. However, we intend to expand our sales and marketing efforts and expand our sales locations. This intended expansion of sales personal and sales locations, combined with funds that may be required to support a higher level of accounts receivable, may require that we obtain additional capital. There is no assurance that we will be able to raise the additional capital that may be necessary to fund this expanded sales and marketing effort.

At February 29, 2008, our only debt outstanding was a bank loan aggregating $19,590, which is due on demand. The aforementioned bank loan has been retired subsequent to February 29, 2008 and we do not intend to use those funds or request an increase to the bank loan in 2009.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A summary of our significant accounting policies are detailed in Note-2 of Notes to the Consolidated Financial Statements. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported if future events indicate that different assumptions should have been used or uncertainties are resolved differently than currently anticipated. The following describes the assumptions involved in these accounting policies:

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $2,597,675 deferred income tax asset that relates to net operating loss carry forwards at February 29, 2008. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax assets.

We evaluate the impairment of long lived tangible and intangible assets in accordance with SFAS 141 and SFAS 142 in order to determine whether a write down of the applicable long lived asset is required. This evaluation requires that we estimate future cash flows in order to evaluate whether any impairment has occurred. Due to the nature of estimates, actual cash flows will vary from those estimated.

Stock option expense is recorded in accordance with SFAS 123R. The calculation of this expense requires certain assumptions, including the expected volatility of our stock price. See Note 2 of Notes to the Consolidated Financial Statements for the assumptions utilized.

Our revenue recognition policy requires that we evaluate client contracts with multi-deliverables in accordance with EITF 00-21, and, otherwise determine the period in which revenues are recognized. These evaluations are based upon the interpretation of client contracts.

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

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of February 29, 2008 and February 28, 2007.

Consolidated Statements of Operations for the years ended February 29, 2008 and February 28, 2007.

Consolidated Statements of Stockholders' Equity for the years ended February 29, 2008 and February 28, 2007.

Consolidated Statements of Cash Flows for the years ended February 29, 2008 and February 28, 2007.

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Modavox, Inc.

  Phoenix, AZ

We have audited the accompanying consolidated balance sheets of Modavox, Inc. as of February 29, 2008 and February 28, 2007, and the consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Modavox is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Modavox's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modavox, Inc. as of February 29, 2008 and February 28, 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Modavox, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Modavox has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

June 12, 2008




                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   FEBRUARY 29,   FEBRUARY 28,
                                                                     2008             2007
                                                                  ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $    657,174    $  1,220,592
  Accounts receivable, net of allowance for
     doubtful accounts of $245,000 and $124,000                      1,120,456         474,493
  Prepaid expenses and other current assets                             18,019          14,115
                                                                  ------------    ------------
                        Total current assets                         1,795,649       1,709,200

Property and equipment net of accumulated depreciation of
   $315,267 and $146,451, respectively                                 507,514         309,950
Goodwill                                                             1,115,746       1,115,746
Software and patents,  net of accumulated amortization of
      $790,652 and $316,976, respectively                            2,464,841       1,732,467
                                                                  ------------    ------------

TOTAL ASSETS                                                      $  5,883,750    $  4,867,363
                                                                  ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $    672,641    $    345,179
  Accrued liabilities                                                  150,987          50,232
  Line of credit                                                        19,590          20,000
  Deferred revenue                                                     874,622         368,496
  Related party note payable                                            23,867            --
                                                                  ------------    ------------
                        Total current liabilities                    1,741,707         783,907

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
   39,750,622 and 35,976,225 shares issued and
   outstanding, respectively                                             3,975           3,598
Additional paid-in capital                                          16,688,798      13,622,232
Stock subscription receivable                                         (107,159)       (402,808)
Accumulated deficit                                                (12,443,571)     (9,139,566)
                                                                  ------------    ------------

                        Total stockholders' equity                   4,142,043       4,083,456
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  5,883,750    $  4,867,363
                                                                  ============    ============

        See accompanying notes to the consolidated financial statements.


                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED
                                                   FEBRUARY 29,    FEBRUARY 28,
                                                  -----------------------------
                                                      2008            2007
                                                  ------------     ------------

REVENUE                                           $  2,817,694     $  2,659,992

COSTS AND EXPENSES
  Operating expenses                                 1,468,183        1,203,071
  Selling, general, and administrative               3,464,096        1,654,342
  Depreciation and amortization                        639,776          360,011
                                                  ------------     ------------

Total costs and expenses                             5,572,055        3,217,424
                                                  ------------     ------------

OPERATING LOSS                                      (2,754,361)        (557,432)
                                                  ------------     ------------
OTHER INCOME (EXPENSES)
  Interest income (expense), net                      (153,995)           3,350
  Impairment of subscription  receivable              (395,649)            --
                                                  ------------     ------------

Total other income (expenses)                         (549,644)           3,350
                                                  ------------     ------------

NET LOSS                                          $ (3,304,005)    $   (554,082)
                                                  ============     ============
NET LOSS PER SHARE - basic and diluted            $      (0.09)    $      (0.02)
                                                  ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                 37,979,062       31,551,573
                                                  ============     ============

        See accompanying notes to the consolidated financial statements.


                                                        MODAVOX, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


                                         Common Stock             Paid-in         Stock        Accumulated     Stockholders'
                                     Shares        Amount         Capital      Subscription      Deficit          Equity
                                 -------------------------------------------------------------------------------------------
Balances, February 28, 2006        27,780,309   $      2,778   $ 10,354,695    $   (402,808)   $ (8,585,484)   $  1,369,181
Common stock issued for:
  Cash                              4,644,667            465      1,954,035            --              --         1,954,500
  Services                             93,929             10         74,664            --              --            74,674
Common stock issued for the
  Settlement of debt                   92,857              9         66,384            --              --            66,393
Warrants granted for services            --             --          287,674            --              --           287,674
Stock options granted for
  services                               --             --           44,000            --              --            44,000
Preferred stock exchanged for
  common stock                      3,364,463            336        840,780            --              --           841,116
Net loss                                 --             --             --              --          (554,082)       (554,082)
                                 ------------   ------------   ------------    ------------    ------------    ------------

Balances, February 28, 2007        35,976,225          3,598     13,622,232        (402,808)     (9,139,566)      4,083,456
Common stock issued for
  purchase of World Talk

  Radio assets                        900,000             90      1,259,910            --              --         1,260,000
Common stock issued for:

  Cash                              2,022,376            202        851,181        (100,000)           --           751,383
  Services                            650,000             65        468,435            --              --           468,500
Common stock issued for

  warrant cashless exercise           140,140             14            (14)           --              --              --
Common shares issued for
settlement of accounts payable         61,881              6         55,687                                          55,693

Employee stock option expense            --             --          141,796            --              --           141,796
Warrants granted for services            --             --          289,571            --              --           289,571
Impairment of subscription
receivable                               --             --             --           395,649            --           395,649

Net loss                                 --             --             --              --        (3,304,005)     (3,304,005)
                                 ------------   ------------   ------------    ------------    ------------    ------------
Balances, February 29, 2008        39,750,622   $      3,975   $ 16,688,798    $   (107,159)   $(12,443,571)   $  4,142,043
                                 ============   ============   ============    ============    ============    ============

                              See accompanying notes to the consolidated financial statements.


                                      MODAVOX, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED
                                                          FEBRUARY 29,  FEBRUARY 28,
                                                          --------------------------
                                                              2008          2007
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(3,304,005)   $  (554,082)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                             639,776        360,011
    Common stock issued for services                          468,500         74,674
    Stock option expense                                      141,796         44,000
    Loss on the settlement of debt                               --           33,893
    Loss on settlement of accounts payable                     40,778           --
    Bad debt expense                                          121,136         74,000
    Write-off of intangible asset                              13,719           --
    Impairment of subscription receivable                     395,649           --
    Warrants granted for services                             289,571        287,674
  Changes in operating assets and liabilities:
      Receivables                                            (767,099)      (154,039)

      Prepaid expenses and other current assets                (3,904)        25,632
      Accounts payable and accrued expenses                   443,132       (431,613)
      Deferred revenue                                        506,126       (340,261)
                                                          -----------    -----------
Net cash used in operating activities                      (1,014,825)      (580,111)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and  equipment                       (296,271)      (350,041)
  Purchase of intangible assets                               (27,162)          --
                                                          -----------    -----------
Net cash used in investing activities                        (323,433)      (350,041)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                751,383      1,954,500
  Redemption of preferred stock                                  --         (125,000)
  Net repayment on line of credit                                (410)          --
  Net proceeds from (payments
     on) related party note payable                            23,867         (3,796)
                                                          -----------    -----------
Net cash provided by financing activities                     774,840      1,825,704
                                                          -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (563,418)       895,552
CASH AND CASH  EQUIVALENTS, BEGINNING OF YEAR               1,220,592        325,040
                                                          -----------    -----------
CASH AND CASH  EQUIVALENTS, END OF YEAR                   $   657,174    $ 1,220,592
                                                          ===========    ===========

SUPPLEMENTAL  CASH FLOW INFORMATION:
  Interest paid                                           $      --      $     3,657
  Income taxes paid                                              --             --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  Shares issued for settlements and vendor payables       $      --      $    74,674
  Conversion of preferred stock to common stock                  --          841,116
  Purchase of World Talk Radio assets with common stock     1,260,000           --
  Cashless exercise of warrants                                    14           --
  Shares issued for subscription receivable                   100,000           --
  Shares issued for settlement of accounts payable             14,915           --
  Shares issued for settlement of debt                           --           32,500


        See accompanying notes to the consolidated financial statements.

MODAVOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Modavox, Inc., a Delaware corporation, produces and distributes audio video streaming products over the internet. Modavox has two distinctive product lines, the Interactive Agency division and the Interactive Network Division. On March 3, 2007, Modavox acquired the assets of World Talk Radio, Inc., a producer of online talk radio in San Diego, California. As a result, Modavox has sales, administrative or technical support locations in Phoenix, Tucson, and San Diego.

The financial statements include the accounts of Modavox and its wholly owned subsidiary Kino Acquisition Sub, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Modavox regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates. Significant estimates relate to allowances for tax assets, the use of the Black-Scholes pricing model for valuing stock option and common stock warrant issuances, estimates of future cash flows used to evaluate impairment of long-lived assets, the period in which revenues should be recorded, and the collectability of accounts receivable.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Modavox Inc. and its controlled subsidiaries. Equity investments in which Modavox exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which Modavox does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTs

Modavox considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue from Modavox's Interactive Agency Division is based upon the terms of individual contracts and include revenue from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and company websites. Contracts may include single deliverables such as production and delivery of media content, hosting, or fees from online advertising content, or may include multiple deliverables such as custom software creation and production and delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recorded pro rata over the term of the media content production and delivery or hosting period. Revenues from the creation of custom software are generally a component of contracts that include hosting and/or production and delivery services. Software revenues are recorded when the software is completed and accepted by the client if the software has free standing functionality, the fee for the software is separately determinable and Modavox has demonstrated its capability of completing any remaining terms under the contract. Otherwise all revenues under the multi-deliverable contracts are recorded pro rata over the term of the production and content delivery or hosting period. Fees for producing interactive advertising content are based upon a fee for the production and hosting of the advertising content and/or a percentage of the fees paid by third party advertisers. Fees from third parties for the production and hosting of the advertising content are recorded pro rata over the related hosting period. Fees representing a percentage of the fees paid by third party advertisers for advertising on third party or company websites are recorded when the contractual criteria has been met and amounts are due from third party advertisers.

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

Modavox determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Modavox's previous loss history, the customer's current ability to pay its obligation to Modavox, and the condition of the general economy and the industry as a whole. Our allowance for doubtful accounts was $245,000 and $124,000 as of February 29, 2008 and February 28, 2007.

DEFERRED REVENUE

Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as deferred revenue.

Modavox relieves the deferred revenue balance and records revenue when the service has been performed in accordance with Modavox's revenue recognition policy.

INCOME TAXES

Modavox computes income taxes in accordance with Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Permanent differences arise as a result of the value of stock compensation for tax purposes being lower than the book value of such expenses. Temporary differences resulted primarily from the accrual of certain liabilities for financial statement purposes, which were not deductible for income tax purposes.

STOCK-BASED COMPENSATION

Modavox adopted SFAS 123R on March 1, 2006, and accordingly, the consolidated statement of operations for the years ended February 29, 2008 and February 28, 2007 includes $141,796 and $44,000, respectively, of stock option expense, calculated in accordance with SFAS 123R using the Black-Scholes option-pricing model. The assumptions used in calculating the Black-Scholes option-pricing model for the 2008 and 2007 stock option expense are as follows:


------------------------------------------------------ ----------------- ----------------
                                                             2008             2007
                                                             ----             ----
------------------------------------------------------ ----------------- ----------------
Expected life in years                                        -               5.00
------------------------------------------------------ ----------------- ----------------
Expected stock price volatility                               -               190%
------------------------------------------------------ ----------------- ----------------
Risk-free interest rate                                       -               3.72%
------------------------------------------------------ ----------------- ----------------
Weighted Average fair value per option/warrant                -               $0.62
------------------------------------------------------ ----------------- ----------------

Modavox accounts for share based payments to non-employees in accordance with EITF 96-18 "Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

LOSS PER SHARE

Modavox computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period, assuming full dilution. As of February 29, 2008, there were potentially dilutive securities of options exercisable into 4,605,582 shares of common stock, and warrants exercisable to purchase 6,672,937 shares of common stock. However, the computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on the calculation of earnings per share as the inclusion of these outstanding warrants and stock options would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

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

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 4 years. Depreciation expense was $168,816 and $43,035 for the years ended February 29, 2008 and February 28, 2007, respectively.

Property and equipment consisted of the following at February 29, 2008 and February 28, 2007:

                                                       2008           2007
                                                  --------------  --------------
    Furniture                                        $   44,956      $   45,268
    Computers, software,  production equipment          708,677         343,152
    Phone systems                                        30,688          29,521
    Leasehold improvements                               38,460          38,460
                                                  --------------  --------------
         Total                                          822,781         456,401
    Accumulated depreciation                          (315,267)       (146,451)
                                                  --------------  --------------
         Net                                         $  507,514      $  309,950
                                                  ==============  ==============

Modavox capitalizes the costs of developing software for internal use in accordance with SOP 98-1, and the cost of developing software to be sold, leased or otherwise marketed in accordance with FASB No. 86. These costs include both purchased software and internally developed software. Costs of developing software are expensed until technological feasibility has been established. Thereafter, all costs are capitalized and are carried at the lower of unamortized cost or net realizable value. Internally developed and purchased software costs are generally amortized over three years. The cost assigned to the software acquired in the Kino acquisition is being amortized over 7 years.

GOODWILL, INTANGIBLE ASSETS, AND LONG-LIVED ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. Modavox has adopted the provisions of Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Modavox's annual impairment testing date is February 28.

Modavox recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

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

Software and patents consisted of the following at February 29, 2008 and February 28, 2007:

                              Useful Life in
                                  Months         2008              2007
                                             -----------       -----------
Software                         36 to 84    $ 3,095,197       $ 2,043,469
Trademarks                          55           160,296              --
Patents                             36              --               5,974
                                             -----------       -----------
    Total                                      3,255,493         2,049,443
Accumulated amortization                        (790,652)         (316,976)
                                             -----------       -----------
    Net                                      $ 2,464,841       $ 1,732,467
                                             ===========       ===========



NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. The Company adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on its financial statements.

In December 2007, the FASB issued Statement SFAS No. 141, Business Combinations (SFAS 141R), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company's operating results financial position or cash flows.

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FIN 48-1) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is "effectively," rather than the previously required "ultimately," settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FIN 48-1 and no retroactive adjustments were necessary.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company's operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company's operating results, financial position or cash flows.

NOTE 3 - GOING CONCERN

Modavox incurred operating losses since inception, which losses aggregated $12,443,571 at February 29, 2008, including a loss of $3,304,005 in 2008.
Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in accounts receivable may require Modavox to raise additional capital. There can be no assurance that Modavox will be able to raise the additional capital that may be needed. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

NOTE 4 - WTR ASSET PURCHASE

On March 3, 2007, Modavox purchased certain equipment and intangible assets from World Talk Radio, LLC (WTR), a San Diego based internet talk radio company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provides that another 100,000 common shares be retained in escrow for one year which as of February 29, 2008 and subsequent to February 29, 2008 have not been released. In addition, Modavox incurred $25,138 of fees associated with the transaction. Modavox valued the purchased property and equipment at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, Modavox accounted for this transaction as an asset purchase and not an acquisition of a business.

NOTE 5 - LINE OF CREDIT

At February 29, 2008, Modavox had a line of credit with an unpaid balance of $19,590, which is due on demand and bears interest at prime plus 4.25%. Subsequent to the February 29, 2008 Modavox retired the bank note.

NOTE 6 - RELATED PARTY DEBT

On February 29, 2008, Modavox borrowed $23,867 from one of its officers. The loan is unsecured and due on demand with no stated interest rate.

NOTE 7 - CAPITAL STOCK

                             SUBSRIPTION RECEIVABLE

During fiscal 2008, Modavox wrote off as uncollectible $395,649 of the $402,808 subsription receivable from prior periods.

COMMON STOCK

During fiscal year 2008, Modavox completed the following equity transactions:

In March, Modavox issued 390,376 shares in connection with the exercise of warrants for cash of $80,883.

In March, Modavox issued 900,000 shares to purchase all of the intangible assets and none of the current assets or any liabilities, of World Talk Radio LLC, a San Diego based internet talk radio company. These shares were valued at $1,260,000 based upon the market price at the date of purchase (see Note 4 for details).

In April, Modavox issued 252,000 shares in connection with the exercise of warrants for cash of $125,500.

In June, Modavox issued 140,000 shares in connection with the exercise of warrants for cash of $35,000.

In June, Modavox issued 41,127 shares in connection with the cashless exercise of 48,000 warrants at $1.74 per share.

In July, Modavox issued 25,000 shares in connection with the exercise of warrants for cash of $6,250.

In September, Modavox issued 125,000 shares in connection with the exercise of warrants for cash of $31,250.

In September, Modavox issued 28,465 shares in connection with the cashless exercise of a warrant at $1.71 per share.

In October, Modavox issued 50,000 shares in connection with the exercise of warrants for cash of $12,500.

In November, Modavox issued 500,000 shares in connection with the exercise of warrants for cash of $25,000 and subscription receivable of $100,000.

In November, Modavox issued 400,000 shares in connection with the exercise of warrants for cash of $400,000.

In November, Modavox issued 70,548 shares in connection with the cashless exercise of a warrant at $1.46 per share.

In December, Modavox issued 650,000 shares for services valued at $468,500.

In January, Modavox issued 30,000 shares in connection with the exercise of warrants for cash of $7,500.

In February, Modavox issued 110,000 shares in connection with the exercise of warrants for cash of $27,500.

In fiscal 2008, Modavox issued 61,881 shares with a fair value of $55,693 to settle accounts payable totaling $14,915 resulting in a loss of $40,778 on the settlement.

During fiscal year 2007, Modavox completed the following equity transactions:

In April, Modavox issued 64,000 shares for $16,000 cash.

In May, Modavox issued 1,114,000 shares for $253,500 cash.

In May, Modavox issued 92,857 shares with a fair value of $66,393 for the settlement of $32,500 in debt. A loss of $33,893 was recorded on the settlement.

In May, Modavox issued 10,000 shares for services valued at $7,000.

In June, Modavox issued 83,929 for services valued at $67,674.

In July, Modavox issued 400,000 shares in connection with the exercise of warrants for cash of $100,000.

In August, Modavox issued 116,667 shares for $35,000 cash.

In September, Modavox issued 300,000 shares in connection with the exercise of options for cash of $75,000.

In October, Modavox issued 375,000 shares in connection with exercise of warrants for cash of $93,750.

In October, Modavox issued 400,000 shares for $100,000 cash.

In November, Modavox issued 350,000 shares for $100,000 cash.

In November, Modavox issued 400,000 shares in connection with the exercise of warrants for cash of $100,000.

On December 5, 2006, Modavox issued 100,000 shares of common stock in connection with the exercise of a warrant issued in 2006 at $.25 per share for aggregate consideration of $25,000. On December 31, 2006, Modavox issued, to an existing shareholder, 800,000 shares of unregistered common stock and warrants to acquire 800,000 shares of unregistered common stock at $1.50 per share for aggregate consideration of $1,000,000.

On February 7, 2007, Modavox issued 200,000 shares of common stock in connection with the exercise of a warrant issued in 2005 at $.25 per share for aggregate consideration of $50,000.

On February 28, 2007, Modavox issued 25,000 shares of common stock in connection with the exercise of a warrant issued in 2005 at $.25 per share for aggregate consideration of $6,250.

STOCK OPTIONS

Modavox maintains a stock incentive plans and a stock option plans for its employees.

The 2001 Stock Option Plan provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 40,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. To date, Modavox has not granted any options under this Plan.

The 2002 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. To date, Modavox issued 381,129 shares of common stock and no stock options under this Plan.

The 2004 Stock Plan provides for the grant to employees, including officers, directors and consultants of incentive stock options as well as non-qualified stock options and stock appreciation rights. The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. A total of 2,000,000 shares are reserved for issuance under the Stock Plan. To date, Modavox issued 1,800,000 shares of common stock and no stock options under this Plan.

No options were granted and 600,000 prior period options were cancelled during the year ended February 29, 2008.

During the year ended February 28, 2007, Modavox granted 1,228,000 options exercisable into unregistered shares of common stock at $.62 per share. These options vest over 5 years and have a term of 10 years. Modavox recognized $44,000 of expense in the year ended February 28, 2007.

For the year ended February 29, 2008, Modavox recognized $141,796 of expense related to prior period option grants and at February 29, 2008 Modavox has $519,711 of future unrecognized expense related to prior period option grants that will be expensed over their vesting periods.

The summary of activity for Modavox's stock options is presented below:


                                                                           Weighted Average
                                                                            Exercise Price
                                                                       ----------------------
                                               2008          2007         2008        2007
                                            ---------    ----------    ----------  ----------
Options outstanding at beginning of year    5,828,000     4,900,000    $   0.33    $   0.31

Granted                                          --       1,228,000    $   --      $   0.62

Exercised                                        --        (300,000)   $   --      $   0.25

Terminated/Expired                           (600,000)         --      $   0.31    $    --
Options outstanding at end of year          5,228,000     5,828,000    $   0.33    $   0.33
Options exercisable at end of year          4,605,582     4,600,000    $   0.27    $   0.25

Options available for grant at end of year       --            --

Price per share of options outstanding    $0.25 - $0.62  $0.25 - $0.62

Weighted average remaining contractual lives  6.75 years    9.0 years

Weighted average fair value of options granted
during the year                               $   --        $   0.62

The intrinsic value of the options that were exercisable at February 29, 2008 was $6,795,990.

WARRANTS

In fiscal 2008, Modavox granted 500,000 warrants at an exercise price of $0.25 to a former corporate consultant. The warrants vest immediately and have a term of 5 years. The fair value of the warrants on the grant date was $110,036 all of which was expensed in fiscal 2008. Variables used in the Black-Scholes option-pricing model, include (1) 2.95% risk-free interest rate (2) 2.5 years expected term - using the simplified method pursuant to SAB 107, (3) expected volatility of 256%, and (4) zero expected dividends.

In June 2007, Modavox granted 300,000 warrants at an exercise price of $0.50 in connection with a common stock offering of $75,000 prior to February 28, 2007. The warrants vest immediately and have a term of 3 years. The relative fair value of the warrants is $63,848. Variables used in the Black-Scholes option-pricing model, include (1) 5.07% risk-free interest rate (2) 1.5 years expected term using the simplified method pursuant to SAB 107, (3) expected volatility of 143%, and (4) zero expected dividends.

In November 2007, Modavox granted 120,000 warrants at an exercise price of $1.15 to a former corporate consultant. The warrants vest immediately and have a term of 3 years. The fair value of the warrants on the grant date was $56,861 all of which was expensed in fiscal 2008. Variables used in the Black-Scholes option-pricing model, include (1) 2.92% risk-free interest rate (2) 1.5 years expected term - using the simplified method pursuant to SAB 107, (3) expected volatility of 81%, and (4) zero expected dividends.

In November 2007, Modavox modified certain warrants that were originally issued to purchasers of common stock in connection with their purchase of common stock by lowering the exercise price from $1.50 to $1.00. The change in the fair value of these warrants when measured immediately prior to and immediately after the modification, resulted in an increase of $73,727. No expense was recognized because these warrants were originally issued to purchasers of common stock in connection with a capital raise.

In December 2007, Modavox granted 50,000 warrants at an exercise price of $1.00 that vest immediately, 50,000 warrants at an exercise price of $1.00 that vest March 1, 2008, 100,000 warrants at an exercise price of $1.75 that vest ratably over 36 months, and 100,000 warrants at an exercise price of $2.00 that vest ratably over 36 months all to a corporate consultant. The warrants have a contractual term of 3 years. The fair value of the warrants on the grant date was $361,078 of which $122,674 was expensed in fiscal 2008. Variables used in the Black-Scholes option-pricing model, include (1) 3.15% to 3.51% risk-free interest rates (2) 2.5 to 4 years expected terms - using the simplified method pursuant to SAB 107, (3) expected volatilities of 135% to 173%, and (4) zero expected dividends.

In January 2008, Modavox granted 3,000,000 warrants at an exercise price of $1.25 that vest immediately in connection with an equity placement agent agreement. The fair value of the warrants on the grant date was $1,577,302. Variables used in the Black-Scholes option-pricing model, include (1) 2.61% risk-free interest rate (2) 3 years expected term - using the simplified method pursuant to SAB 107, (3) expected volatility of 83.68%, and (4) zero expected dividends. No expense was recognized because these warrants were originally issued to purchasers of common stock in connection with a capital raise.

During the year ended February 28, 2007, Modavox granted 340,000 warrants exercisable into common stock at prices ranging from $.25 to $1.50 per share. These warrants were granted for services provided. These warrants were valued using the Black-Scholes Model, which resulted in a charge to expense of $287,674.

During the year ended February 28, 2007, Modavox granted 2,846,000 warrants, in three separate transactions, at exercise prices of $0.25, $0.50, and $1.50 to brokers for financing costs and services that the broker provided in connection with common stock issuances throughout fiscal 2006 and 2007. These warrants vest immediately and have a relative fair value of $917,936.

The summary of activity for Modavox's warrants is presented below:

                                                                         Weighted Average
                                                                          Exercise Price
                                                                      ---------------------
                                              2008          2007         2008        2007
                                            ----------    ----------  ----------   --------

Warrants outstanding at beginning of year    4,841,304     3,871,304    $ 0.58      $ 0.39
Granted                                      4,220,000     3,186,000    $ 1.10      $ 0.60
Exercised                                   (2,162,516)   (1,100,000)   $ 0.44      $ 0.25
Terminated/Expired                             (41,193)   (1,116,000)   $ 0.38      $ 0.41
Warrants outstanding at end of year          6,857,595     4,841,304    $ 0.87      $ 0.56
Warrants exercisable at end of year          6,672,937     4,841,304    $ 0.84      $ 0.56

Price per share of warrants outstanding   $0.20 - $2.00 $0.25 - $1.50

Weighted average remaining contractual lives  2.24 years   8.0 years

Weighted average fair value of warrants granted
during the year                               $   1.10     $   0.60

The intrinsic value of the exercisable warrants at February 29, 2008 was $6,051,567.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the year ended February 29, 2008, Modavox received several demands from former employees and consultants requesting that Modavox issue common stock and/or common stock warrants that purportedly were due based upon formal and informal agreements made by previous management for services allegedly rendered in 2005 and previous years. Modavox has reviewed each demand as received and has either rejected such requests or requested additional support for the demands as follows:

On June 23, 2006, Douglas W. Johnson, a former executive of a predecessor of Modavox, sued, claiming he is entitled to receive 314,325 shares as merger consideration from the June 2003 merger of SurfNet Media Group, Inc. into a subsidiary of Modavox. On May 16, 2008 this matter was settled for 100,000 common shares.

In early 2007, a former consultant of Modavox demanded 411,765 shares and warrants to purchase additional 500,000 shares under his 2004 consulting agreement. This matter was settled by issuing 375,000 common shares and 500,000 warrants to the former consultant both of which were accounted for in fiscal 2008 (see note 7).

In early 2007, a former employee of Modavox demanded that Modavox acknowledge that the reduction in a previously issued option from 1,500,000 options to 500,000 options is not effective due to Modavox's alleged failure to timely register for resale certain shares held by the employee, as provided in his Severance Agreement and General Release. This matter was settled by parties.

In March 2007, another former consultant claimed that he is entitled to receive 250,000 shares and warrants to purchase 300,000 shares pursuant to a consulting agreement. Modavox rejected the consultant's demand on the grounds that he failed to provide the required full-time services. To date, the matter remains unresolved.

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against Modavox in Atlanta, GA citing breach in the settlement agreement between both parties on March 21, 2006.

On March 20, 2008 a former investor began AAA arbitration proceedings seeking enforcement of terms pursuant to the former Chief Executive Officer and Chairman stock option assignment presumably in late 2007. To date, the individual has not provided the requested documentation by our corporate counsel, and the matter remains unresolved.

At February 29, 2008, Modavox had entered into five office leases with remaining periods of one to four years. Rent expense for the two years ended February 29, 2008 was $196,367 and $83,646, respectively. Our office lease with The Arizona Corporate Broadcast Center is month to month.

FIVE YEAR LEASE COMMITMENTS SCHEDULE

    2/28/2009         2/28/2010      2/28/2011       2/29/2012     2/28/2013
------------------- -------------- --------------- -------------- ------------


          144,899      144,965        110,150         94,231           -
=================== ============== =============== ============== ============



NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A deferred tax asset of $2,597,675 existed as of February 29, 2008, related to differences in book and tax bases of deferred revenue, accounts receivable reserve and stock based compensation and net operating loss carry forwards. The deferred tax asset is offset by an equal valuation allowance of $2,597,675. The valuation allowance was principally provided due to the uncertainty of future realization of federal and state net operating loss carry forwards that give rise to approximately $2,597,675 of the net deferred income tax asset. Modavox has federal and state net operating loss carry forwards of $7,421,929 and $5,575,354 as of February 29, 2008 and February 28, 2007, respectively. The federal net operating loss carry forwards expires in 2021 through 2028 and state loss carry forwards expire in 2008 through 2012.

Income taxes for years ended February 29, 2008 and February 28, 2007 were as follows:

                                               2008             2007
                                         ----------------- ----------------

Current benefit                               $ 2,597,675       $1,951,374
Deferred benefit (provision)                   (2,597,675)      (1,951,374)
  Net income tax provision                              -                -

NOTE 10 - SUBSEQUENT EVENTS

In March, Modavox issued 60,000 shares to a placement agent for future services.

In April, Modavox issued 400,000 shares in connection with subscription agreements for cash of $500,000.

In April, Modavox issued 275,000 shares in connection with the exercise of warrants for cash of $68,750.

In May, Modavox issued 461,329 shares in connection with the exercise of 461,329 warrants, granted in 2004, for cash of $90,882.

In April, Modavox approved the addition of 1 million additional shares to the employee stock option plan for current and future employees.

On May 15, 2008, Modavox purchased certain assets from RadioPilot (RDP), a Washington based internet radio software developer to enhance Modavox's current BoomBox Radio offering. Modavox acquired the internet radio assets and enhancement platform for 250,000 shares and $50,000 of cash. The purchase provides Modavox with all of the intangible assets and none of the current liabilities, of RDP. These shares were valued at $1.85 per share for a share value of $462,500. The purchase agreement provides that Modavox will hold in escrow 100,000 common shares for six months while Modavox implements the software and integrate the systems. At the time of the purchase, RDP had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they exist, will be abandoned following integration and replaced with Modavox versions. As a result, Modavox will account for the transaction as an asset purchase and not an acquisition of a business.

On May 16, 2008, Modavox issued 100,000 shares in connection with a settlement to a legal claim by a former officer.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Corporate Controller, both serving as our Principal Financial entities, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an internal employee with no oversight by a professional with accounting expertise. Our Chief Executive Officer is not a Certified Public Accountant nor is the Company's Corporate Controller. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to pursue another accountant, preferably to fill the role of Chief Financial Officer, to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of February 29, 2008. The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of February 29, 2008.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the last evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

The following table sets forth information regarding our executive officers and directors as of February 29, 2008:

   OFFICERS AND DIRECTORS     AGE     POSITION

   David Ide                   34     Chief Executive Officer and Director

   Jeff Spenard                38     President-VoiceAmerica and Director

   Jay Stulberg                59     Director and Chairman-Compensation
                                      Committee

   Hubert Glover               52     Director and Chairman-Audit Committee

   Jim Crawford                33     Director and Vice President



DAVID IDE is one of the original founders of Kino Communications and Kino Interactive, LLC. David J. Ide has a proven record in Executive Management spanning ten years of service with Fortune 500 Companies. He has directed the newest venture of Kino in transitioning the management and service infrastructure of Surfnet Media Group into the new Modavox, Inc. operation. In doing so David has exhibited his capabilities to manage the expectations of share holders, customers, and employees with a complete command of the operation. Terminating numerous legacy issues, retiring over bad debts of Surfnet Media Group, Inc. and providing financial stability to the operation, while growing sales to record levels, taking the company to sustained positive operational cash position are all factual benchmarks of his tenure as CEO. From 2000 - 2004, prior to the engagement with Modavox, David directed the operations of two separate private companies with combined annual revenues exceeding thirty-six million dollars. David also spent time as an Operations Manager for Westin Hotels & Resorts (NYSE: HOT), Omni Hotel & Resorts, and an Executive Manager for Avatar Holdings (NASDAQ:AVTR) subsidiary Rio Rico Resort & Country Club. A strong foundation in no-nonsense executive management, finance, and marketing give David a strong set of skills to call on as he leads Modavox, Inc.

JAY STULBERG has served on our Board of Directors since December 2004, and is a member of the audit committee. Since August 2002, Jay has been the Chief Operating Officer of Meritsoft Corporation. From February 1998 to present, Jay served as the sole shareholder, director and officer of Global Tracker Corp. From February 1998 to June 2005, Jay was the President, Chief Operating Officer and Chief Financial Officer, and a director of The Tracker Corporation of America. Since approximately 1984, Jay has served on the board of directors of two privately held family holding companies. Jay is a Chartered Accountant and began his career at Ernst and Young.

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

JEFF SPENARD, DIRECTOR

Mr. Spenard has nearly 15 years of broadcast media experience and is currently the president of Modavox's Internet Radio division for its VoiceAmerica and World Talk Radio Networks.

BOARD OF DIRECTORS

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

The Board of Directors held telephonic and met in person for their scheduled board meetings during the fiscal year ending February 29, 2008. All members of the Board of Directors participated in these meetings. The Board of Directors accepted the resignation of Mr. Nathaniel Bradley during the fiscal year and nominated Mr. Jeffery Spenard to the vacated position. The Board currently provides independence through two outside directors, Dr. Glover and Mr. Stulberg , who also provide leadership on our Compensation Committee and Audit Committee. During the year ended February 29, 2008 the Company adopted an Audit Committee Charter, Board of Director Guideline Agreement, Compensation Committee Charter, and Insider Trading Policy.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has an audit committee and compensation committee which provided guidance during the fiscal year ending February 29, 2008. We expect in the near future to add a committee with oversight into corporate governance and nominating as well.

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

COMPENSATION COMMITTEE

The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Committee reviews, recommends and approves salaries and other compensation of Modavox's executive officers, administers Modavox's equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers), and administers the executive officer incentive plans.

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

ITEM 10 - EXECUTIVE COMPENSATION

THE FOLLOWING TABLE SETS FORTH THE TOTAL COMPENSATION EARNED BY NEOS IN THE YEAR ENDED FEBRUARY 29, 2008.

                                                SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------

     Name         Year    Salary    Bonus     Stock      Option    Non-Equity    Change in       All       Total
                           ($)       ($)     Awards      Awards  Incentive Plan   Pension       Other       ($)
                                              ($)         ($)     Compensation   Value and  Compensation
                                                                     ($)       Nonqualified     ($)
                                                                                 Deferred
                                                                               Compensation
                                                                                  Earnings
                                                                                     ($)


      (a)          (b)      (c)      (d)       (e)        (f)          (g)          (h)          (i)            (j)
---------------- -------- -------- -------- ---------- ----------- ------------ ------------ ------------ -----------
                  2008     $180,000  -0-       -0-        -0-          -0-          -0-       -$23,867     156,133
 David Ide,CEO

---------------- -------- -------- -------- ---------- ----------- ------------ ------------ ------------ -----------
                 2008     $159,600   -0-       -0-        -0-          -0-          -0-          -0-       159,600
Nathan Bradley
      CTO

---------------- -------- -------- -------- ---------- ----------- ------------ ------------ ------------ -----------
                 2008     $165,303                                                                          165,303
 Jeff Spenard
    iRadio
   President

--------------- ------- ---------------------------- ---------------------------- --------- --------- --------- -----


                Grant    Estimated Future Payouts     Estimated Future Payouts     All       All    Exercise   Grant
                 Date              Under               Under Equity Incentive      Other    Other   or Base     Date
                         Non-Equity Incentive Plan           Plan Awards           Stock    Option   Price     Fair
                                  Awards                                          Awards:   Awards:   of        Value
                      Threshold Target   Maximum   Threshold Target   Maximum     Number    Number   Option      of
                        ($)      ($)       ($)       (#)       (#)      (#)         of        of     Awards     Stock
                                                                                   Shares   Securities ($/Sh)   and
                                                                                  of Stock  Underlying         Option
                                                                                  or Units  Options            Awards
                                                                                    (#)       (#)




                (b)     (c)        (d)       (e)       (f)      (g)        (h)        (i)       (j)     (k)      (l)

--------------- ------- -------- --------- --------- --------- -------- --------- --------- --------- --------- ---------
                                                                                                                October
  David Ide      -0-      -0-      -0-       -0-       -0-       -0-      -0-       -0-     300,000     $.62    22,2006
                                                                                                                  $.62
--------------- ------- -------- --------- --------- --------- -------- --------- --------- --------- --------- ---------
                                                                                                                October
Nathan Bradley   -0-      -0-      -0-       -0-       -0-       -0-      -0-       -0-     250,000     $.62    22, 2006
                                                                                                                  $.62
--------------- ------- -------- --------- --------- --------- -------- --------- --------- --------- --------- ---------




The employment agreements for Mr. David Ide, Mr. Nathan Bradley, Mr. Sean Bradley, and Mr. James Crawford have all been extended an additional term by the Board of Directors subsequent to February 29, 2008. The extended terms provide for the salaries, compensation, and benefits previously filed by the Company in prior year reviews.

(2)                                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                 (3)
---------------- ---------------------------------------------------------- -----------------------------------------------
                                       Option Awards                                         Stock Awards


 Name        Number       Number of       Equity    Option    Option    Number of    Market     Equity       Equity
               of          Securities   Incentive   Exercise  Expiration Shares or   Value of   Incentive    Incentive
            Securities  Underlying         Plan       Price     Date     Units of    Shares      Plan          Plan
            Underlying  Unexercised       Awards:      ($)                 Stock       or        Awards:      Awards:
            Unexercised   Options        Number of                       That Have  Units of    Number of    Market or
             Options        (#)         Securities                          Not       Stock      Unearned     Payout
               (#)      Unexercisable   Underlying                        Vested      That        Shares,      Value
            Exercisable                 Unexercised                         (#)      Have Not    Units or    of Unearned
                                         Unearned                                     Vested      Other       Shares,
                                         Options                                       ($)        Rights      Units or
                                            (#)                                                  That Have      Other
                                                                                                    Not        Rights
                                                                                                  Vested      That Have
                                                                                                   (#)          Not
                                                                                                               Vested
                                                                                                                ($)
 (a)          (b)           (c)            (d)         (e)       (f)        (g)       (h)           (i)         (j)
---------------- ----------- ------------ ------------ --------- ---------- ----------- --------- ------------ ------------

   David Ide     -0-         300,000 (1)  -0-          $.62      2116       -0-         -0-       -0-          -0-

---------------- ----------- ------------ ------------ --------- ---------- ----------- --------- ------------ ------------

Nathan Bradley   -0-         250,000 (1)  -0-          $.62      2116       -0-         -0-       -0-          -0-

---------------- ----------- ------------ ------------ --------- ---------- ----------- --------- ------------ ------------

(1) Stock options vest over a five year period beginning October 2006, but become fully vested upon a sale of the Company or a change in control.

The following table shows the compensation we paid to our non-employee directors during fiscal year 2007. Messrs. Ide, Bradley, and Crawford, who are employees of Modavox, are not separately compensated for service as a director.


 DIRECTOR COMPENSATION

---------------------------- ------------ ----------- ---------- -------------- -------------- ------------ -----------

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
                                                                                     ($)

            (a)                  (b)         (c)         (d)          (e)            (f)           (g)         (h)

---------------------------- ------------ ----------- ---------- -------------- -------------- ------------ -----------

    Hubert Glover            -0-          -0-         $4,092     -0-            -0-            -0-          $4092
                                       (2)
---------------------------- ------------ ----------- ---------- -------------- -------------- ------------ -----------

    Jay Stulberg             $7,162 (3)   -0-         $4,092     -0-            -0-            -0-          $11,254
                                       (1)
---------------------------- ------------ ----------- ---------- -------------- -------------- ------------ -----------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 1, 2008. All stockholders have sole voting and investment power over the shares beneficially owned.

Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options, and each Officer and Director.

NAME AND ADDRESS OF BENEFICIAL OWNER   AMOUNT AND NATURE OF    PERCENT OF
                                       BENEFICIAL OWNERSHIP      CLASS

C&H Capital (1)                                2,601,789           6.2 %
Robert Arkin (2)                               3,000,000           7.2 %

Jay Stulberg (3)                                 652,000           1.3 %
Arlan Van Wyck (4)
Hubert Glover (5)                                100,000           .003%

Nathan Bradley (6)                             2,370,833           6.0 %

David Ide (7)                                  2,080,395           5.3 %

Jim Crawford (8)                               1,905,390           4.8 %

All Officers and Directors
as a group (5 persons)                         7,108,618          14.9 %


     (1) Shares owned by C&H Capital include 500,000 warrants to purchase common stock at $.25 per share. The amount also includes 400,000 shares of common stock owned by the principle of C&H Capital

     (2) Includes 3,000,000 presumed options to acquire common stock at $.25 per share

     (3) Includes 1,484,000 warrants to acquire common stock at $.25 to $1.50 per share. The amount also includes 1,100,000 shares and 1,300,000 warrants owned directly by the principles of Dana LLC, including 1,000,000 shares and 800,000 warrants owned by Arlan Van Wyk

     (4) Includes 300,000 stock options to acquire common stock at $.25 per share

     (5) Includes 848,000 common shares and 184,000 warrants to acquire common shares at $.50 per share owned by Dana LLC

     (6) Includes 100,000 options to acquire common stock at $.62 per share vesting over five years

     (7) Includes 250,000 options to acquire common stock at $.62 per share vesting over five years

     (8) Includes 300,000 options to acquire common stock at $.62 per share vesting over five years

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ending February 29, 2008, the following related party transactions occurred:

The Company borrowed $23,567 from one of its officers during the year ended February 29,2008.

Since March 1, 2008, the following related party transaction occurred:

There have been no related party transactions subsequent to the fiscal year ending February 29, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms10-QSB are as follows:

                                                          Fiscal Year

                                                    2008                2007
                                                    ----                ----

              Audit fees                           $110,000             $99,420
              Audit-related fees                        --                   --
              Tax Fees                                  --                   --
                                                 -----------        ------------
              All other fees

              Total                                $110,000             $99,420
                                                 ===========        ============

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

Date: June 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hubert Glover                         Audit Committee Chairman and Director
---------------------------------
Hubert Glover

/s/ Jay Stulberg                          Compensation Committee Chairman and
---------------------------------         Director
Jay Stulberg

/s/ David J. Ide                          Chief Executive Officer
---------------------------------         Principle Financial and Accounting
David J. Ide                              Officer

/s/ Jim Crawford                          Chief Information Officer and Director
---------------------------------
Jim Crawford

/s/ Jeff Spenard                          President Internet Radio and Director
---------------------------------
Jeff Spenard



                                  MODAVOX, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED FEBRUARY 29, 2008

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