Form 10QSB
period 2008-05-31
MODAVOX INC
filed 2008-07-11
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        Commission File Number 333-57818

                                  MODAVOX, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    20-0122076
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      4636 EAST UNIVERSITY DRIVE, SUITE 275
                             PHOENIX, AZ 85034-7417
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (602) 648-6080
              (Registrant's telephone number, including area code)


       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer," and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|
Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company) Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of July 8, 2008 the issuer had 41,407,643 shares of common stock, par value $.00001, issued and outstanding.

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheet as of May 31, 2008                3
                (unaudited)
                Consolidated Statements of Operations for the three          4
                months ended May 31, 2008 and 2007 (unaudited)
                Consolidated Statement of Stockholders' Equity for           5
                the three months ended May 31, 2008 (unaudited)
                Consolidated Statements of Cash Flows for the three          6
                months ended May 31, 2008 and 2007 (unaudited)
                Notes to Consolidated Financial Statements                   7
                (unaudited)

Item 2.         Management's Discussion and Analysis or Plan of             10
                Operation

Item 3.         Controls and Procedures                                     13

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                           14

Item 2.         Unregistered Sales of Equity Securities and Use of          15
                Proceeds

Item 3.         Defaults Upon Senior Securities                             16

Item 4.         Submission of Matters to a Vote of Security Holders         16

Item 5.         Other Information                                           16

Item 6.         Exhibits                                                    16

SIGNATURES                                                                  17

                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    MAY 31,       FEBRUARY 29,
                                                                      2008            2008
                                                                  ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $    828,662    $    657,174
  Accounts receivable, net of allowance  for
     doubtful accounts of $245,000                                   1,121,737       1,120,456
  Prepaid expenses and other current assets                             82,838          18,019
                                                                  ------------    ------------
                        Total current assets                         1,795,649       2,033,237
Property and equipment net of accumulated depreciation of
   $373,344 and $315,267, respectively                                 515,867         507,514
Goodwill                                                             1,115,746       1,115,746
Software and patents,  net of accumulated amortization of
   $918,782 and $790,652, respectively                               2,714,687       2,464,841
                                                                  ------------    ------------
TOTAL ASSETS                                                      $  6,379,537    $  5,883,750
                                                                  ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $    772,900    $    672,641
  Accrued liabilities                                                  167,289         150,987
  Line of credit                                                            --          19,590
  Deferred revenue                                                     613,320         874,622
  Related party note payable                                            16,867          23,867
                                                                  ------------    ------------
                        Total current liabilities                    1,570,376       1,741,707
STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
   41,096,951 and 39,750,622 shares issued and
    outstanding, respectively                                            4,110           3,975
Additional paid-in capital                                          17,682,923      16,688,798
Stock subscription receivable                                         (107,159)       (107,159)
Accumulated deficit                                                (12,770,713)    (12,443,571)
                                                                  ------------    ------------
                        Total stockholders' equity                   4,809,161       4,142,043
                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  6,379,537    $  5,883,750
                                                                  ============    ============

        See accompanying notes to the consolidated financial statements.

                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                         ----------------------------
                                            MAY 31,         MAY 31,
                                             2008            2007
                                         ------------    ------------
REVENUE                                  $    860,635    $    602,338
COSTS AND EXPENSES
  Operating expenses                          370,535         137,088
  Selling, general, and administrative        634,960         701,588
  Depreciation and amortization               186,207         109,435
                                         ------------    ------------
Total costs and expenses                    1,191,702         948,111
                                         ------------    ------------
OPERATING LOSS                               (331,067)       (345,773)
                                         ------------    ------------
OTHER INCOME (EXPENSES)
  Interest income (expense), net                3,925           7,942
                                         ------------    ------------
NET LOSS                                 $   (327,142)   $   (337,831)
                                         ============    ============
NET LOSS PER SHARE - basic and diluted   $      (0.01)   $      (0.01)
                                         ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                        40,334,609      36,189,437
                                         ============    ============

        See accompanying notes to the consolidated financial statements.

                                  MODAVOX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 31, 2008
                                   (UNAUDITED)

                                   COMMON           PAR          PAID IN         STOCK         ACCUMULATED
                                   SHARES          VALUE         CAPITAL      SUBSCRIPTION       DEFICIT         TOTAL
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance - February 29, 2008       39,750,622   $      3,975     16,688,798        (107,159)   $(12,443,571)   $  4,142,043

Common stock issued
for purchase of Radio

Pilot assets                         150,000             15        277,485              --              --         277,500
Common stock issued
for cash                           1,136,329            114        659,518              --              --         659,632

Shares issued to
placement agent                       60,000              6             (6)             --              --              --

Employee stock option expense             --             --         35,449              --              --          35,449

Warrants granted for services             --             --         21,679              --              --          21,679

Net Loss                                  --             --             --              --        (327,142)       (327,142)
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance - May 31, 2008            41,096,951   $      4,110   $ 17,682,923    $   (107,159)   $(12,770,713)   $  4,809,161
                                ============   ============   ============    ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                   MAY 31,         MAY 31,
                                                                                    2008            2007
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $   (327,142)   $   (337,831)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    186,207         109,435
    Stock option expense                                                              35,449          33,000
    Warrants granted for services                                                     21,679              --
  Changes in operating assets and liabilities:
      Receivables                                                                     (1,281)        (38,627)
      Prepaid expenses and other current assets                                      (64,819)        (81,613)
      Accounts payable and accrued expenses                                           66,560          10,904
      Deferred revenue                                                              (261,302)         47,504
                                                                                ------------    ------------
Net cash used in operating activities                                               (344,649)       (257,228)
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and  equipment                                               (66,429)        (93,943)
  Cash paid for purchase of intangible assets                                        (50,476)        (25,138)
                                                                                ------------    ------------
Net cash used in investing activities                                               (116,905)       (119,081)
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                       659,632         206,383
  Payments on line of credit                                                         (19,590)             --
  Net proceeds from (payments
     for) related party note payable                                                  (7,000)             --
                                                                                ------------    ------------
Net cash provided by financing activities                                            633,042         206,383
                                                                                ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              171,488        (169,926)
CASH AND CASH  EQUIVALENTS, BEGINNING OF PERIOD                                      657,174       1,220,592
                                                                                ------------    ------------
CASH AND CASH  EQUIVALENTS, END OF PERIOD                                       $    828,662    $  1,050,666
                                                                                ============    ============
SUPPLEMENTAL  CASH FLOW INFORMATION:
  Interest paid                                                                 $         --    $        576
  Income taxes paid                                                                       --              --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  Accrued liability for the purchase of Avalar assets                                 50,000              --
  Purchase of Avalar assets with common stock                                        277,500              --
  Purchase of World Talk Radio assets with common stock                                   --       1,260,000

        See accompanying notes to the consolidated financial statements.

                                  MODAVOX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Modavox, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Modavox's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2008 as reported in the Form 10-KSB has been omitted.

NOTE 2 - GOING CONCERN

Modavox incurred operating losses since inception, including a loss for the three months ended May 31, 2008. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in revenue will likely require Modavox to raise additional capital through the issuance of equity and/or debt. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

NOTE 3 - COMMON STOCK

In March, Modavox issued 60,000 shares to a placement agent for services related to a future equity offering.

In April, Modavox sold 400,000 shares at $1.25 for cash of $500,000.

In April, Modavox approved the addition of 1 million additional shares to the employee stock option plan for current and future employees.

In May, Modavox issued 275,000 shares in connection with the exercise of warrants for cash of $68,750.

In May, Modavox issued 151, 470 shares plus 309,859 shares for a total of 461,329 shares in connection with the exercise of warrants at $0.197 for cash of $90,882. These warrants were granted during the quarter ending May 31, 2008 pursuant to an anti-dilution provision in a prior period financing transaction and caused the exercise price to be reduced from $0.60 to $0.197.

In May, Modavox issued 150,000 shares with a fair value of $277,500 to purchase intangible assets from Avalar. Modavox will hold 100,000 shares in escrow for six months while Modavox implements the software and integrates the systems. Please see Note 4 for more details.

During the quarter, Modavox recognized $35,449 for employee stock option expense for stock options granted in prior years.

WARRANTS

During the quarter, Modavox recognized $21,679 for warrants that were granted for services in prior years.

The summary of activity for Modavox's warrants is presented below:

                                                         Weighted Average
                                                          Exercise Price
                                                          --------------
                                                   May 31, 2008    May 31, 2008
                                                  -----------------------------
Warrants outstanding at February 29, 2008             6,857,595       $  0.87
Granted                                                 461,329       $  0.20
Exercised                                              (736,329)      $  0.22
Terminated/Expired                                           --            --
Warrants outstanding at May 31, 2008                  6,582,595       $  0.90
Warrants exercisable at May 31, 2008                  6,414,741       $  0.87

Price per share of warrants outstanding           $0.20 - $2.00

Weighted average remaining contractual lives         2.07 years

The intrinsic value of the exercisable warrants at May 31, 2008 was $5,575,241.

NOTE 4 - ASSET PURCHASE

In May, Modavox purchased certain assets from Avalar, Inc., a Washington based internet radio software developer to enhance Modavox's current BoomBox Radio offering. Modavox acquired the internet radio assets and enhancement platform for 250,000 shares and $50,000 cash. The purchase provides Modavox with all of the intangible assets and no liabilities of Avalar. These shares were valued at their fair value of $1.85 per share for a share value of $277,500 for the 150,000 issued immediately, while the purchase agreement provides that Modavox will hold in escrow 100,000 common shares for six months while Modavox implements the software and integrates the systems. At the time of the purchase, Avalar had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they exist, will be abandoned following integration and replaced with Modavox versions. As a result, Modavox will account for the transaction as an asset purchase and not an acquisition of a business.

NOTE 5 - CONTINGENCIES

Through May 31, 2008, Modavox received several demands from former employees and consultants requesting that Modavox issue common stock and/or common stock warrants that purportedly were due to these former employees and consultants based upon formal and informal agreements made by previous management. Modavox has reviewed each demand as received, and has either rejected such requests or requested additional support for the demands as follows:

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

On March 20, 2008, a former investor began AAA arbitration proceedings seeking enforcement of terms pursuant to the former Chief Executive Officer and Chairman stock option assignment presumably in late 2007. To date, the individual has not provided the requested documentation by our corporate counsel, and the matter remains unresolved.

NOTE 6 - LINE OF CREDIT

At February 29, 2008, Modavox had a line of credit with an unpaid balance of $19,590, which was due on demand and bears interest at prime plus 4.25%. During the three months ended May 31, 2008, Modavox retired the bank note.

NOTE 7 - SUBSEQUENT EVENTS

In June, Modavox issued 100,000 common shares in connection with the exercise of 100,000 warrants issued in 2005 at $.50 for aggregate consideration of $50,000.

In June, Modavox issued 210,692 common shares in connection with the exercise of 250,000 Stock Options issued in 2005 at $.25 utilizing a cashless provision for aggregate consideration of 39,308 of the share options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR 10KSB FOR THE YEAR ENDED FEBRUARY 28, 2006 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Modavox, Inc. is the successor to SurfNet Media Group, Inc., a corporation founded in 1999 and InnerSpace Corporation. On February 28, 2006, we acquired, through merger, Kino Interactive LLC, which owned the rights to proprietary software ("Kino Software") utilized in the creation of platforms that distribute audio/visual streaming over the internet ("Modavox Platforms"). Until the merger with Kino, we produced and distributed online talk radio programming, principally through our VoiceAmerica Network through our Patented Internet Radio and Internet Advertising System. As a result of the merger with Kino, we have used the Kino Software to create a new platform for VoiceAmerica to distribute talk radio over the internet and have used the Modavox Platforms to develop customized audio & video streaming products utilized for online applications, destinations, geographical and database driven solutions, websites that contain online interactive advertising and enterprise level online interactive communication products, and website enhancements that create or upgrade audio and video streaming. We operate our Company in two distinctive product lines, our Interactive Agency Division and our Interactive Network Division. On March 3, 2007, Modavox purchased certain equipment and intangible assets from World Talk Radio LLC (WTR), a San Diego based internet talk radio company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provides that another 100,000 common shares be retained in escrow for one year. The remaining shares have not been issued due to deliverables required by WTR and those not being met. In addition, we incurred $25,138 of fees associated with the transaction. We purchased property and equipment valued at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs valued at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, we accounted for this transaction as an asset purchase and not an acquisition of a business. On May 15, 2008, Modavox purchased certain assets from Avalar, Inc., a Washington based internet radio software developer to enhance our current BoomBox Radio offering. We agreed to acquire the internet radio assets and enhancement platform for 250,000 shares and $50,000 of cash. The purchase provides us with all of the intangible assets and no liabilities of Avalar, Inc. These shares were valued at $1.85 per share for a share value of $277,500 for the 150,000 issued immediately, while the purchase agreement provides that Modavox will hold in escrow 100,000 common shares for six months while Modavox implements the software and integrates the systems. At the time of the purchase, Avalar had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they exist, will be abandoned following integration and replaced with Modavox versions. As a result, we will account for the transaction as an asset purchase and not an acquisition of a business.

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

Results of Operations

The discussion of the results of operations compares the three months ended May 31, 2008 with the three months ended May 31, 2007 and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

THREE MONTHS ENDED MAY 31, 2008 VS. 2007

For the quarter ended May 31, 2008, revenues were $860,635 compared to $602,338 for the quarter ended May 31, 2007. Revenues for the quarter ended May 31, 2008 included $168,360 from the Interactive Media Division and $692,275 from the Broadcast Media Division. Hosting fees related to our Interactive Agency Division were $81,938 for the quarter ended May 31, 2008 which included $37,500 in deferred revenues from the year ended February 29, 2008. The increase in revenue is related to the Broadcast Media Division sales team expansion, higher contract amounts, and our Interactive Agency production timelines and product delivery.

Operating expenses were $370,535 for the May 31, 2008 quarter compared to $137,088 in the quarter ended May 31, 2007 reflecting expense increases related to telephone and hosting to support our increases in our Network Division sales commissions paid to Network Division Executive Producers related to increased sales, and hosting of our various Internet Based Assets.

Selling, general, and administrative expenses were $634,960 for the quarter ended May 31, 2008 compared with $701,588 for the quarter ended 2007. This reduction resulted from better control over costs and a reduction of various expenses, although the 2008 quarter included legal fees of $151,589, as the Company continues to manage through the various legacy legal challenges by former management and focus on our patent strategies.

Depreciation and amortization expense was $186,207 in the 2008 quarter compared with $109,435 in the 2007 quarter. The increase in depreciation and amortization relates to the increased capitalization of internal software and assets purchased in the asset purchases of World Talk Radio and Kino Interactive.

During the quarter ended May 31, 2008, the Company had loss of $327,142 compared to the loss of $337,831 in the 2007 quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2008, cash generated from revenues was not adequate to pay the Company's operating expenses, fund research & development, and fund the Avalar, Inc. Asset Purchase.

During the three months ended May 31, 2008, we raised $659,632 through the issuance of common stock. These proceeds were used in part, to provide payment to non-operational activities such as the investigation into former Chief Executive Officer& Chairman, fund out patent strategies, increase our product offering through the acquisition of the Avalar assets, and resolve legal matters. As of May 31, 2008, Modavox has no outstanding debt other than the related party note payable of $16,867, has paid off the outstanding bank note, and intends to close the credit line opened by former management in 2003.

The Company believes that its required capital expenditures for fiscal 2008 will exceed $500,000.

As noted above, the Company has not historically had adequate cash or projected cash flow to fund its operations and continuation of its operations until the Company is able to achieve sustainable positive cash flow, is dependent upon its ability to raise additional capital through equity and debt issuance. While the Company is making progress in achieving sustainable positive cash flow, the future growth of the Company and negative cash flow until sustainable positive cash flow is achieved may require that the Company raise additional capital.

RISK FACTORS

PLEASE SEE FORM 10KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 13, 2008 FOR COMPANY RISK FACTORS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipate," "expect," "intend" "plans," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report Form 10-KSB for our fiscal year ended February 29, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Corporate Controller, both serving as our Principal Financial entities, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an internal employee with no oversight by a professional with accounting expertise. Our Chief Executive Officer is not a Certified Public Accountant. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to pursue another accountant, preferably to fill the role of Chief Financial Officer, to assist with financial reporting as soon as our finances will allow.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2007, a former consultant claimed that he is entitled to receive 250,000 shares and warrants to purchase 300,000 shares pursuant to a consulting agreement. Modavox rejected the consultant's demand on the grounds that he failed to provide the required full-time services. To date, the matter remains unresolved.

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

On May 16, 2008, Modavox served a Cease and Desist letter to the AOL, LLC President & Chief Operating Officer. Modavox advised of the possible expansion of our current action against Tacoda to include AOL, LLC if they intend to utilize the Tacoda Advertising process throughout the AOL, LLC "Platform A" as described in recent publications and news releases. Modavox has informed AOL, LLC that a non-exclusive license to the patents-in-suit is available; however in the absence of a license AOL, LLC's published intention to make the Tacoda solution available across the Platform-A Network will in fact infringe upon well identified patents. To date, the matter remains unresolved.

On May 23, 2008, Modavox issued a Cease and Desist letter to AOL, LLC related to its Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with "entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network" The use of BOOMBOX for entertainment services is an infringement of Modavox's rights in the BOOMBOX RADIO mark for identical services. AOL's use of the near identical mark may cause confusion or deceive the public into thinking AOL's services originate or are somehow related to Modavox's, or have the sponsorship or approval of Modavox. This falsehood is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to Modavox include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. To date, the matter remains unresolved.

On June 6, 2008 Modavox issued a Cease and Desist letter to Sirius Satellite Radio related to its Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with "entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network". The use of BOOMBOX for entertainment services is an infringement of Modavox rights in the BOOMBOX RADIO mark for identical services. Sirius Satellite Radio's use of the near identical mark may cause confusion or deceive the public into thinking Sirius services originate or are somehow related to Modavox, or have the sponsorship or approval of Modavox. This falsehood is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to Modavox include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. To date, the matter remains unresolved.

While Modavox currently believes that all these demands are without merit, an adverse determination on these claims could materially affect Modavox or substantially dilute shareholder interests.

In August 2007, Modavox's Management, with the full consent and approval of the Board of Directors, engaged an independent law firm to serve as Special Counsel to investigate allegations of possible violations of the federal securities and other laws in connection with securities-related transactions during the period 2003 through 2005 undertaken and authorized by prior management. In February 2008, the Board of Directors appointed a Special Committee of the Board, comprised of those directors who were not apparent beneficiaries of any of the transactions at issue, to oversee and consider the findings of the investigation. Special Counsel reported preliminary findings to the Special Committee, and the report included findings of possible violations of law, including federal securities and tax laws. Special Counsel did not find any violations of law by any member of current management. Additionally, the officers of Modavox and most directors cooperated fully with the investigation. The Special Committee authorized voluntary disclosure to the SEC and Department of Justice regarding the findings of the investigation, and the preliminary results of the investigation have been disclosed to the SEC. The Special Committee has directed Special Counsel to prepare and provide a written summary of Special Counsel's findings and recommendations. As a direct result of recent requests for the removal of restricted legends from shares issued to one director and related stock transfers, and for information regarding a transaction that occurred in 2002, Management has directed Special Counsel to determine whether these issues merit inclusion in the written summary of findings. As a result, the Special Committee does not consider the investigation yet to be complete and awaits submission of the written summary.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, Modavox issued 400,000 shares in connection with the accredited investor investment of 400,000 shares issued at $1.25 for aggregate consideration of $500,000. The funds raised were used to provide necessary payments to legal related matters including but not limited to the current patent infringement litigation with Tacoda. In addition, the use of proceeds enabled our company to increase our intellectual property, through the Avalar, Inc. software purchase, and other internal software development. During the Quarter Ended May 31, 2008 we increased our sales associate count and added new sales team members to our Las Vegas location.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER      DOCUMENT
-------     --------------------------------------------------------------------
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

Date: July 11, 2008