Form 10-Q
period 2008-08-31
MODAVOX INC
filed 2008-10-17
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended August 31, 2008

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        Commission File Number 333-57818

                                  MODAVOX, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                               20-0122076
                    --------                               ----------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                         Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer," and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____               Accelerated filer _____
Non-accelerated filer   _____               Smaller reporting company   X
                                                                       ---
                 (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes _____     No X

As of October 10, 2008 the issuer had 41,848,263 shares of common stock, par value $.0001, issued and outstanding.

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet as of August 31, 2008 and
            February 28, 2008 (unaudited)                                      3
            Consolidated Statements of Operations for the three months
            ended August 31, 2008 and 2007 (unaudited)                         4
            Consolidated Statements of Operations for the six months
            ended August 31, 2008 and 2007 (unaudited)                         5
            Consolidated Statement of Stockholders' Equity for the
            six months ended August 31, 2008 (unaudited)                       6
            Consolidated Statements of Cash Flows for the six months
            ended August 31, 2008 and 2007 (unaudited)                         7
            Notes to Consolidated Financial Statements (unaudited)             8

Item 2.     Management's Discussion and Analysis or Plan of Operation         12

Item 3.     Controls and Procedures                                           16

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                 16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3.     Defaults Upon Senior Securities                                   18

Item 4.     Submission of Matters to a Vote of Security Holders               18

Item 5.     Other Information                                                 18

Item 6.     Exhibits                                                          19

SIGNATURES                                                                    20



                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                    AUGUST 31,     FEBRUARY 29,
                                                                       2008           2008
                                                                   ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $    690,026    $    657,174
  Accounts receivable, net of allowance  for
     doubtful accounts of $245,000                                   1,338,687       1,120,456
  Prepaid expenses and other current assets                            165,664          18,019
                                                                  ------------    ------------
                        Total current assets                         2,194,377       1,795,649


Property and equipment net of accumulated depreciation of
  $466,170 and $315,267, respectively                                  540,789         507,514
Goodwill                                                             1,115,746       1,115,746
Software and patents,  net of accumulated amortization of
  $1,062,884 and $790,652, respectively                              2,738,435       2,464,841
                                                                  ------------    ------------

TOTAL ASSETS                                                      $  6,589,347    $  5,883,750
                                                                  ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

                                                                  $    837,704    $    672,641

  Accrued liabilities                                                  322,555         150,987
  Line of credit                                                          --            19,590
  Deferred revenue                                                     425,715         874,622
  Related party note payable                                             1,118          23,867
                                                                  ------------    ------------
                        Total current liabilities                    1,587,092       1,741,707

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
   41,848,263 and 39,750,622  shares issued and
   outstanding, respectively                                             4,185           3,975
Additional paid-in capital                                          18,123,132      16,688,798
Stock subscription receivable                                          (32,159)       (107,159)
Accumulated deficit                                                (13,092,903)    (12,443,571)
                                                                  ------------    ------------

                        Total stockholders' equity                   5,002,255       4,142,043
                                                                  ------------    ------------


                                                                  $  6,589,347    $  5,883,750
                                                                  ============    ============

        See accompanying notes to the consolidated financial statements.


                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   AUGUST 31,         AUGUST 31,
                                                  ------------------------------
                                                      2008              2007
                                                  ------------      ------------

REVENUE                                           $    985,826      $  1,131,882

COSTS AND EXPENSES
  Operating expenses                                   188,492           531,817
  Selling, general, and administrative                 905,547           342,281
  Depreciation and amortization                        216,928           115,427
                                                  ------------      ------------

Total costs and expenses                             1,310,967           989,525
                                                  ------------      ------------

OPERATING INCOME (LOSS)                               (325,141)          142,357
                                                  ------------      ------------

OTHER INCOME
  Interest income, net                                   2,951            15,656
                                                  ------------      ------------

NET INCOME (LOSS)                                 $   (322,190)     $    158,013
                                                  ============      ============
NET LOSS PER SHARE - basic and diluted            $      (0.01)     $       0.00

                                                  ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                             41,518,704        37,580,940
                                                  ============      ============
  Diluted                                           41,518,704        44,583,944
                                                  ============      ============

        See accompanying notes to the consolidated financial statements.


                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                  AUGUST 31,        AUGUST 31,
                                                 ------------------------------
                                                     2008             2007
                                                 ------------      ------------

REVENUE                                          $  1,846,461      $  1,734,220

COSTS AND EXPENSES
  Operating expenses                                  559,027           668,905
  Selling, general, and administrative              1,540,507         1,036,205
  Depreciation and amortization                       403,135           224,862
                                                 ------------      ------------

Total costs and expenses                            2,502,669         1,929,972
                                                 ------------      ------------

OPERATING LOSS                                       (656,208)         (195,752)
                                                 ------------      ------------

OTHER INCOME (EXPENSES)
  Interest income, net                                  6,876            23,598
  Other expense                                          --              (7,664)
                                                 ------------      ------------

NET LOSS                                         $   (649,332)     $   (179,818)
                                                 ============      ============
NET LOSS PER SHARE - basic and diluted           $      (0.02)     $      (0.00)
                                                 ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                40,945,860        37,349,900
                                                 ============      ============

        See accompanying notes to the consolidated financial statements.



                                  MODAVOX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2008
                                   (UNAUDITED)

                                    COMMON           PAR         PAID IN          STOCK        ACCUMULATED
                                    SHARES          VALUE        CAPITAL        SUBSCRIPTION      DEFICIT          TOTAL
                                  ------------   ------------   ------------    ------------    ------------    ------------
Balance -
February 29, 2008                   39,750,622   $      3,975   $ 16,688,798    $   (107,159)   $(12,443,571)   $  4,142,043

Common stock issued
  for purchase of Avalar assets        150,000             15        277,485            --              --           277,500
Common stock issued
  for cash                           1,561,329            156        990,726            --              --           990,882
Common stock issued for
  warrant cashless exercise            296,312             30            (30)           --              --              --
Shares issued to
  placement agent                       60,000              6             (6)           --              --              --
Contingent shares issued for
  purchase of WTR assets                30,000              3         52,497            --              --            52,500

Employee stock option expense             --             --           70,898            --              --            70,898

Warrants granted for services             --             --           42,764            --              --            42,764

Proceeds from subscription
  receivable                              --             --             --            75,000            --            75,000

Net loss                                  --             --             --              --          (649,332)       (649,332)
                                  ------------   ------------   ------------    ------------    ------------    ------------
Balance -
August 31, 2008                     41,848,263   $      4,185   $ 18,123,132    $    (32,159)   $(13,092,903)   $  5,002,255
                                  ============   ============   ============    ============    ============    ============

                         See accompanying notes to the consolidated financial statements.


                                                         MODAVOX, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                                                                      SIX MONTHS ENDED
                                                                                 AUGUST 31,     AUGUST 31,
                                                                                --------------------------
                                                                                   2008           2007
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $  (649,332)   $  (179,818)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   403,135        224,862
    Stock option expense                                                             70,898         70,898
    Warrants granted for services                                                    42,764           --
  Changes in operating assets and liabilities:
      Receivables                                                                  (218,231)      (571,103)

      Prepaid expenses and other current assets                                    (147,645)      (117,644)
      Accounts payable and accrued expenses                                         214,130         50,671
      Deferred revenue                                                             (448,907)       133,002
                                                                                -----------    -----------
Net cash used in operating activities                                              (733,188)      (389,132)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and  equipment                                             (164,177)      (144,141)
  Cash paid for purchase of intangible assets                                       (93,326)       (25,138)
                                                                                -----------    -----------
Net cash used in investing activities                                              (257,503)      (169,279)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                      990,882        247,633
  Proceeds from subscription receivable                                              75,000           --
  Payments on line of credit                                                        (19,590)          (410)

  Payments for related party note payable                                           (22,749)          --
                                                                                -----------    -----------
Net cash provided by financing activities                                         1,023,543        247,223
                                                                                -----------    -----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                              32,852       (311,188)

CASH AND CASH  EQUIVALENTS, BEGINNING OF PERIOD                                     657,174      1,220,592
                                                                                -----------    -----------
CASH AND CASH  EQUIVALENTS, END OF PERIOD                                       $   690,026    $   909,404
                                                                                ===========    ===========

SUPPLEMENTAL  CASH FLOW INFORMATION:
  Interest paid                                                                 $      --      $       576
  Income taxes paid                                                                    --             --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  Common stock issued to placement agent                                                  6           --
  Purchase of Avalar assets with common stock                                       277,500           --
  Purchase of World Talk Radio assets with common stock                                --        1,260,000
  Contingent shares issued for purchase of World Talk Radio
  assets                                                                            175,000           --


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

NOTE 2 - GOING CONCERN

Modavox incurred operating losses since inception, including a loss for the three months ended August 31, 2008. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in revenue will likely require Modavox to raise additional capital through the issuance of equity and/or debt. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

NOTE 3 - COMMON STOCK

In March, Modavox issued 60,000 shares to a placement agent for services related to a future equity offering.

In March, Modavox issued 30,000 shares to World Talk Radio with a fair value of $52,500 pursuant to contingent items that were completed. The remaining 70,000 contingent shares have been accrued for as of August 31, 2008 with a fair value of $122,500.

In April, Modavox sold 400,000 shares at $1.25 for cash of $500,000.

In April, Modavox approved the addition of 1 million additional shares to the employee stock option plan for current and future employees.

In May, Modavox issued 275,000 shares in connection with the exercise of warrants for cash of $68,750.

In May, Modavox issued 151,470 shares plus 309,859 shares for a total of 461,329 shares in connection with the exercise of warrants at $0.197 for cash of $90,882. These warrants were granted pursuant to an anti-dilution provision in a prior period financing transaction and caused the exercise price to be reduced from $0.60 to $0.197.

In May, Modavox issued 150,000 shares with a fair value of $277,500 to purchase intangible assets from Avalar. Modavox will hold 100,000 shares in escrow for six months while Modavox implements the software and integrates the systems. Please see Note 4 for more details.

In June, Modavox issued 210,692 shares in connection with the cashless exercise of 250,000 options at $1.59 per share.

In June, Modavox issued 100,000 shares in connection with the exercise of warrants for cash of $50,000.

In July, Modavox sold 160,000 shares at $1.25 for cash of $200,000.

In July, Modavox issued 25,000 shares in connection with the exercise of warrants for cash of $6,250.

In August, Modavox sold 40,000 shares at $1.25 for cash of $50,000.

In August, Modavox issued 100,000 shares in connection with the exercise of warrants for $25,000.

In August, Modavox issued 85,620 shares in connection with the cashless exercise of 150,000 warrants at $1.53 per share.

In August, Modavox received cash of $75,000 from a prior year subscription receivable.

STOCK OPTIONS

No options were granted during the six months ended August 31, 2008.

During the six months ended August 31, 2008, Modavox recognized $70,898 for vesting of employee stock option expense for stock options granted in prior years.

The summary of activity for Modavox's stock options is presented below:

                                                                Weighted Average
                                                                 Exercise Price
                                                               -----------------
                                                   August 31,      August 31,
                                                     2008            2008
                                                  ------------------------------
Options outstanding at February 29, 2008            5,228,000      $   0.33
Granted                                                  --         --
Exercised                                             210,692      $   0.25
Terminated/Expired                                     39,308      $   0.25
Options outstanding at August 31, 2008              4,978,000      $   0.33
Options exercisable at August 31, 2008              4,469,444      $   0.28

Price per share of options outstanding          $ 0.25 - 0.62

Weighted average remaining contractual lives       6.21 years

The intrinsic value of the exercisable options at August 31, 2008 was $6,315,150.

WARRANTS

During the six months ended August 31, 2008, Modavox recognized $42,764 for warrants that were granted for services in prior years.

The summary of activity for Modavox's warrants is presented below:

                                                               Weighted Average
                                                                 Exercise Price
                                                               -----------------
                                                   August 31,      August 31,
                                                     2008            2008
                                                  ------------------------------


Warrants outstanding at February 29, 2008           6,857,595      $   0.87
Granted                                               461,329      $   0.20
Exercised                                           1,046,949      $   0.26
Terminated/Expired                                     64,380      $   0.75
Warrants outstanding at August 31, 2008             6,207,595      $   0.92
Warrants exercisable at August 31, 2008             6,031,545      $   0.90

Price per share of warrants outstanding         $ 0.20 - 2.00

Weighted average remaining contractual lives              .90

The intrinsic value of the exercisable warrants at August 31, 2008 was $3,962,548.

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

NOTE 5 - CONTINGENCIES

Through August 31, 2008, Modavox received demands from former employees and consultants requesting that Modavox issue common stock and/or common stock warrants that purportedly were due to these former employees and consultants based upon formal and informal agreements made by previous management. Modavox has reviewed each demand as received, and has either rejected such requests or requested additional support for the demands as follows:

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

NOTE 6 - LINE OF CREDIT

At February 29, 2008, Modavox had a line of credit with an unpaid balance of $19,590, which was due on demand and bears interest at prime plus 4.25%. During the six months ended August 31, 2008, Modavox repaid the bank note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR 10KSB FOR THE YEAR ENDED FEBRUARY 29, 2008 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW


Modavox, Inc. is the successor to SurfNet Media Group, Inc., a corporation founded in 1999 and InnerSpace Corporation. On February 28, 2006, we acquired, through merger, Kino Interactive LLC, which owned the rights to proprietary software ("Kino Software") utilized in the creation of platforms that distribute audio/visual streaming over the internet ("Modavox Platforms"). Until the merger with Kino, we produced and distributed online talk radio programming, principally through our VoiceAmerica Network through our Patented Internet Radio and Internet Advertising System. As a result of the merger with Kino, we have used the Kino Software to create a new platform for VoiceAmerica to distribute talk radio over the internet and have used the Modavox Platforms to develop customized audio & video streaming products utilized for online applications, destinations, geographical and database driven solutions, websites that contain online interactive advertising and enterprise level online interactive communication products, and website enhancements that create or upgrade audio and video streaming. We operate our Company in two distinctive product lines, our Interactive Agency Division and our Interactive Network Division. On March 3, 2007, Modavox purchased certain equipment and intangible assets from World Talk Radio LLC (WTR), a San Diego based internet talk Radio Company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provides that another 100,000 common shares be retained in escrow for one year. Of these escrow shares, 30,000 have been issued as of and the remaining 70,000 are accrued as of August 31, 2008. In addition, we incurred $25,138 of fees associated with the transaction. We purchased property and equipment valued at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs valued at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, we accounted for this transaction as an asset purchase and not an acquisition of a business. On May 15, 2008, Modavox purchased certain assets from Avalar, Inc., a Washington based internet radio software developer to enhance our current BoomBox Radio offering. We agreed to acquire the internet radio assets and enhancement platform for 250,000 shares and $50,000 of cash. The purchase provides us with all of the intangible assets and no liabilities of Avalar, Inc. These shares were valued at $1.85 per share for a share value of $277,500 for the 150,000 issued immediately, while the purchase agreement provides that Modavox will hold in escrow 100,000 common shares for six months while Modavox implements the software and integrates the systems. At the time of the purchase, Avalar had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they exist, will be abandoned following integration and replaced with Modavox versions. As a result, we will account for the transaction as an asset purchase and not an acquisition of a business.

You can learn more about us by visiting our website at www.modavox.com. Our offices are at 4636 E University Dr., Suite 275, Phoenix, AZ 80354, telephone
(602) 648-6080. On January 30, 2002, our common stock began trading on the OTC Bulletin Board Service. Our stock symbol is MDVX.

Historically, however, the Company's revenues have been less than its expenses. As a result, the Company has been dependent on raising capital to continue its operations.

Results of Operations

The discussion of the results of operations compares the quarter ended August 31, 2008 with the quarter ended August 31, 2007, and the six months ended August 31, 2008 with August 31, 2007, and is not necessarily indicative of the result which may be expected for an subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

THREE MONTHS ENDED AUGUST 31, 2008 VS. 2007

For the quarter ended August 31, 2008, revenues were $985,826 compared to $1,131,882 for the quarter ended August 31, 2007. Revenues for the quarter ended August 31, 2008 included $322,277 from the Interactive Media Division and $475,943 from the Broadcast Media Division, and deferred revenue in the amount of $187,606. The Broadcast Media division revenues in 2008 include $21,003 from RadioPilot which was acquired on May 15, 2008 and $18,230 from World Talk Radio which was acquired on March 3, 2007. Revenues from the Interactive Media division in 2008 included an aggregate of $21,495 from hosting services and $300,782 from other services compared to $125,748 in 2007. The decrease in revenue for the Broadcast Media division is related to the reduction of the sales team for World Talk Radio and to the significant downturn of the economy. The increase in revenue for the Interactive Media division is related to the change in business direction from hosting activities to website development.

Operating expenses were $188,492 for the August 31, 2008 quarter compared to $531,817 in the quarter ended August 31, 2007 reflecting expense decreases related to telephone and hosting to support our decreases in our Broadcast Media Division, and sales commissions paid to Network Division Executive Producers related to decreased sales.

Selling, general, and administrative expenses were $905,547 for the quarter ended August 31, 2008 compared with $342,281 for the quarter ended 2007. The increase of $563,266 was the result of legal fees of $341,086, as the Company continues to manage through the various legacy legal challenges by former management, focus on our patent strategies, and layers of sales and fulfillment management added to support the growth goals of the organization.

Depreciation and amortization expense was $216,928 in the 2008 quarter compared with $115,427 in the 2007 quarter. The increase in depreciation and amortization relates to the increased capitalization of internal software and assets purchased in the asset purchases of World Talk Radio and RadioPilot.

During the quarter ended August 31, 2008, the Company had loss of $322,190 compared to the profit of $158,013 in the 2007 quarter. This is due to the increase in legal costs associated with our various outstanding matters, decrease of revenues from our World Talk Radio Division, and the increased depreciation and amortization expense.

SIX MONTHS ENDED AUGUST 31, 2008 VS. 2007

For the six months ended August 31, 2008 revenues were $1,846,461 compared to $1,734,220 for the six months ending August 31, 2007. Revenues for the six months ended August 31, 2008 included $453,481 from the Interactive Media Division and $944,073 from the Broadcast Media Division, and Deferred revenue in the amount of $448,907 compared to $425,765 from the Interactive Media Division and $1,308,455 from the Broadcast Media Division respectively for the six months ended August 31, 2007. The Broadcast Media Division revenues in 2008 included $98,122 from World Talk Radio which was acquired on March 3, 2007 and $30,658 from RadioPilot which was acquired on May 15, 2008. Revenues from the Interactive Media Division in 2008 included an aggregate of $65,933 from hosting services and $387,548 from other services compared to $183,610 from hosting services and $242,155 from other services in 2007.

Operating expense were $559,027 for the six months ended August 31, 2008 compared to $668,905 in 2007. This decrease of $109,878 in operating expense reflects decreased expense related to distribution of Radio content associated with World Talk Radio.

Selling, general and administrative expenses were$ 1,540,507 for the six months ended August 31, 2008 compared with $1,036,205 for 2007, an increase of $504,302. The difference is due to increases in payroll costs to key managers and associates, and additional support staff for the Interactive Radio Division and the Broadcast Media Divisions.

Depreciation and amortization expense was $403,135 for the six months ended August 31, 2008 compared with $224,862 in 2007. The increase is due to depreciation of additional property and equipment and amortization of additional software purchases, the Avalar asset purchase, and internally capitalized software.

During the six months ended August 31, 2008, the Company had a net loss of $649,332 compared to a net loss of $179,818 in 2007. The loss is due to the decrease in revenues produced by the Company over 2007 which for quarter ended August 31, 2008 were $985,826 compared to $1,131,882 for the quarter ending August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2008, cash generated from revenues was not adequate to pay the Company's operating expenses, fund research and development, and fund the Avalar, Inc. asset purchase.

During the six months ended August 31, 2008, we raised $990,882 through the issuance of common stock. These proceeds were used in part, to provide payment to non-operational activities such as the investigation involving the former Chief Executive Officer and Chairman, fund out patent strategies, increase our product offering through the acquisition of the Avalar assets, and resolve legal matters. As of August 31, 2008, Modavox has no outstanding debt other than the related party note payable of $1,118 and has closed the credit line opened by former management in 2003.

The Company believes that its required capital expenditures for fiscal year 2009 will exceed $500,000.

As noted above, the Company has not historically had adequate cash or projected cash flow to fund its operations and continuation of its operations. Until the Company is able to achieve sustainable positive cash flow, it is dependent upon its ability to raise additional capital through equity and debt issuance. While the Company is making progress in achieving sustainable positive cash flow, the future growth of the Company may require that the Company raise additional capital.

RISK FACTORS

PLEASE SEE FORM 10KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 13, 2008 FOR COMPANY RISK FACTORS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipate," "expect," "intend", "plans," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report Form 10-KSB for our fiscal year ended February 29, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Corporate Controller, both serving as our Principal Financial entities, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and several of our accounting functions are performed by internal employees with limited oversight by a professional with accounting expertise. Our Chief Executive Officer is not a Certified Public Accountant. This weakness is due to the Company's lack of working capital to hire additional staff. To remedy this material weakness, we have entered into a service agreement with a local CPA firm who is acting as a part time CFO, intend to pursue another accountant, preferably to fill the role of Corporate Controller, and intend to hire additional accounting support staff to assist with financial reporting and proper segregation of duties as soon as our finances will allow.

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

On September 4, 2007, a former Chief Executive Officer and Chairman initiated AAA arbitration proceedings against Modavox in Atlanta, GA citing breach of the March 21, 2006 settlement agreement between both parties. Specifically, the former CEO and Chairman alleges breach of contract, conversion, defamation and punitive damages, and Modavox filed a counter-claim to declare rescinded and of no further force and effect the settlement agreement, for damages arising out of breaches of fiduciary duties, for return and recovery of all compensation paid, and to declare void and of no force and effect a "Nonqualified Stock Option Agreement". The former Chief Executive Officer and Chairman asserts that he is entitled to stock options entitling him to purchase 3,000,000 shares of Modavox common stock, but neither he nor the Company has been able to find or produce an original signed copy of the option agreement or original signed document reflecting compliance with the corporate formalities necessary to cause issuance of the option agreement. Modavox continues to seek appropriate remedies to insure that shareholders and the Company are not affected adversely by the demands of the claim. To date, the former Chief Executive Officer and Chairman has refused to provide the information necessary to comply with federal law related to the income tax withholding or securities holding date requirements surrounding the purported Employee Stock Options in question. An adverse outcome to the arbitration would affect the company adversely from both regulatory and federal income tax perspectives and substantially dilute shareholder interests. The matter remains unresolved.

On March 20, 2008 a former investor initiated AAA arbitration proceedings seeking enforcement of a purported assignment, in late 2007, of stock options by the former Chief Executive Officer and Chairman to the investor under the same stock option agreement that the former Chief Executive Officer and Chairman is attempting to enforce through the Atlanta arbitration proceeding. To date, the investor has not provided the requested documentation by our corporate counsel, including evidence of the consideration and the actual transfer of consideration. Modavox believes that all these demands are without merit, and an adverse determination on these claims could materially affect Modavox and substantially dilute shareholder interests and value. The matter remains unresolved.

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

On June 6, 2008, Modavox issued a Cease and Desist letter to Sirius Satellite Radio related to its Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with "entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network". The use of BOOMBOX for entertainment services is an infringement of Modavox rights in the BOOMBOX RADIO mark for identical services. Sirius Satellite Radio's use of the near identical mark may cause confusion or deceive the public into thinking Sirius services originate or are somehow related to Modavox, or have the sponsorship or approval of Modavox. This falsehood is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to Modavox include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. To date, the matter remains unresolved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, Modavox issued 400,000 shares in connection with the accredited investor investment of 400,000 shares issued at $1.25 for aggregate consideration of $500,000. The funds raised were used to provide necessary payments to legal related matters including but not limited to the current patent infringement litigation with Tacoda. In addition, the use of proceeds enabled our company to increase our intellectual property, through the Avalar, Inc. software purchase, and other internal software development. During the Quarter Ended August 31, 2008 we increased our sales associate count and added new sales team members to our Las Vegas location.

In July and August, Modavox issued 200,000 shares in connection with the accredited investment of 200,000 shares issued at $1.25 for aggregate consideration of $250,000. The funds raised were used to provide necessary payments to legal related matters, including but not limited to the current patent infringement litigation with Tacoda.

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

Date: October 17, 2008