Form 10-Q
period 2008-11-30
MODAVOX INC
filed 2009-01-20
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        Commission File Number 333-57818

                                  MODAVOX, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    20-0122076
            --------                                    ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                      1900 WEST UNIVERSITY DRIVE, SUITE 230
                                 TEMPE, AZ 85281
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (480) 553-5750
              (Registrant's telephone number, including area code)

4636 EAST UNIVERSITY DRIVE, SUITE 275, PHOENIX AZ 85034
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of January 15, 2009 the issuer had 42,855,763 shares of common stock, par value $.0001, issued and outstanding.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of November 30, 2008 and               3
         February 29, 2008 (unaudited)
         Consolidated Statements of Operations for the three months            4
         ended November 30, 2008 and 2007 (unaudited)
         Consolidated Statements of Operations for the nine months             5
         ended November 30, 2008 and 2007 (unaudited)
         Consolidated Statement of Stockholders' Equity for the nine           6
         months ended November 30, 2008 (unaudited)
         Consolidated Statements of Cash Flows for the nine months             7
         ended November 30, 2008 and 2007 (unaudited)
         Notes to Consolidated Financial Statements (unaudited)                8

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Controls and Procedures                                              18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             20

SIGNATURES                                                                    21

                                  MODAVOX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  NOVEMBER 30,    FEBRUARY 29,
                                                                      2008            2008
                                                                  ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $    471,232    $    657,174
  Accounts receivable, net of allowance for
     doubtful accounts of $245,000                                   1,386,616       1,120,456
  Prepaid expenses and other current assets                            176,064          18,019
                                                                  ------------    ------------
                        Total current assets                         2,033,912       1,795,649

Property and equipment net of accumulated depreciation of
   $523,801 and $315,267, respectively                                 562,523         507,514
Goodwill                                                             1,115,746       1,115,746
Software and patents,  net of accumulated amortization of
   $1,208,153 and $790,652, respectively                             2,733,974       2,464,841
                                                                  ------------    ------------
TOTAL ASSETS                                                      $  6,446,155    $  5,883,750
                                                                  ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                $    914,055    $    672,641
  Accrued liabilities                                                  468,371         150,987
  Line of credit                                                            --          19,590
  Deferred revenue                                                     315,674         874,622
  Related party note payable                                            17,069          23,867
                                                                  ------------    ------------
                        Total current liabilities                    1,715,169       1,741,707

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
42,455,763 and 39,838,122 shares issued and
    outstanding, respectively                                            4,246           3,984
Additional paid-in capital                                          19,150,450      17,384,633
Stock subscription receivable                                               --        (107,159)
Accumulated deficit                                                (14,423,710)    (13,139,415)
                                                                  ------------    ------------
                        Total stockholders' equity                   4,730,986       4,142,043
                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  6,446,155    $  5,883,750
                                                                  ============    ============

        See accompanying notes to the consolidated financial statements.

                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                  NOVEMBER 30,    NOVEMBER 30,
                                                      2008            2007
                                                  ------------    ------------
REVENUE                                           $    718,695    $    797,559

COSTS AND EXPENSES
  Operating expenses                                   312,324          65,912
  Selling, general, and administrative                 820,449       1,124,782
  Depreciation and amortization                        222,900          89,997
                                                  ------------    ------------
Total costs and expenses                             1,355,673       1,280,691
                                                  ------------    ------------
OPERATING LOSS                                        (636,978)       (483,132)
                                                  ------------    ------------
OTHER INCOME (EXPENSES)
  Interest income (expense), net                         2,015          12,743
                                                  ------------    ------------
NET LOSS                                          $   (634,963)   $   (470,389)
                                                  ============    ============
NET LOSS PER SHARE - basic and diluted            $      (0.02)   $      (0.01)
                                                  ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                 42,024,652      37,823,019
                                                  ============    ============

        See accompanying notes to the consolidated financial statements.

                                  MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                  NOVEMBER 30,    NOVEMBER 30,
                                                      2008            2007
                                                  ------------    ------------
REVENUE                                           $  2,565,156    $  2,531,779

COSTS AND EXPENSES
  Operating expenses                                   871,351         734,817
  Selling, general, and administrative               2,360,956       2,160,987
  Depreciation and amortization                        626,035         314,859
                                                  ------------    ------------
Total costs and expenses                             3,858,342       3,210,663
                                                  ------------    ------------
OPERATING LOSS                                      (1,293,186)       (678,884)
                                                  ------------    ------------
OTHER INCOME (EXPENSES)
  Interest income (expense), net                         8,891          36,341
  Other expense                                             --          (7,664)
                                                  ------------    ------------
NET LOSS                                          $ (1,284,295)   $   (650,207)
                                                  ============    ============
NET LOSS PER SHARE - basic and diluted            $      (0.03)   $      (0.02)
                                                  ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                                 41,362,479      37,506,459
                                                  ============    ============

        See accompanying notes to the consolidated financial statements.

                                  MODAVOX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008
                                   (UNAUDITED)

                                  COMMON          PAR          PAID IN          STOCK         ACCUMULATED
                                  SHARES         VALUE         CAPITAL       SUBSCRIPTION       DEFICIT         TOTAL
                               ------------   ------------   ------------    ------------    ------------    ------------
Balance -
February 29, 2008                39,838,122   $      3,984   $ 17,384,633    $   (107,159)   $(13,139,415)   $  4,142,043

Common stock issued
for purchase of Radio
Pilot assets                        150,000             15        277,485              --              --         277,500

Common stock issued
for cash                          2,081,329            208      1,265,674              --              --       1,265,882

Common stock issued
for warrant cashless
exercise                            296,312             30            (30)             --              --              --

Shares issued to
placement agent                      60,000              6             (6)             --              --              --

Contingent shares issued for
purchase of WTR assets               30,000              3         52,497              --              --          52,500

Employee stock option
expense                                  --             --        106,347              --              --         106,347

Warrants granted for
services                                 --             --         63,850              --              --          63,850

Proceeds from subscription
receivable                               --             --             --         107,159              --         107,159

Net Loss                                 --             --             --              --      (1,284,295)     (1,284,295)
                               ------------   ------------   ------------    ------------    ------------    ------------
Balance -
November 30, 2008                42,455,763   $      4,246   $ 19,150,450    $         --    $(14,423,710)   $  4,730,986
                               ============   ============   ============    ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                                 MODAVOX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                NOVEMBER 30,    NOVEMBER 30,
                                                                                    2008            2007
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (1,284,295)   $   (650,207)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    626,035         314,859
    Stock option expense                                                             106,347         106,347
    Warrants granted for services                                                     63,850          56,861

  Changes in operating assets and liabilities:
      Receivables                                                                   (266,160)       (715,539)
      Prepaid expenses and other current assets                                     (158,045)       (158,553)
      Accounts payable and accrued expenses                                          314,297         199,095
      Deferred revenue                                                              (558,948)        209,859
                                                                                ------------    ------------
Net cash used in operating activities                                             (1,156,919)       (637,278)
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and  equipment                                              (263,542)       (232,423)
  Cash paid for purchase of intangible assets                                       (112,134)        (25,138)
                                                                                ------------    ------------
Net cash used in investing activities                                               (375,676)       (257,561)
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                                     1,265,882         716,383
  Proceeds from subscription receivable                                              107,159              --
  Payments on line of credit                                                         (19,590)           (800)
  Payments for related party note payable                                             (6,798)             --
                                                                                ------------    ------------
Net cash provided by financing activities                                          1,346,653         715,583
                                                                                ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (185,942)       (179,256)

CASH AND CASH  EQUIVALENTS, BEGINNING OF PERIOD                                      657,174       1,220,592
                                                                                ------------    ------------
CASH AND CASH  EQUIVALENTS, END OF PERIOD                                       $    471,232    $  1,041,336
                                                                                ============    ============
SUPPLEMENTAL  CASH FLOW INFORMATION:
  Interest paid                                                                 $         --    $        576
  Income taxes paid                                                             $         --    $         --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  Common stock issued to placements agent                                                  6              --
  Purchase of Avalar assets with common stock                                        277,500              --
  Purchase of World Talk Radio assets with common stock                                   --       1,260,000
  Contingent shares for purchase of World talk radio assets
  (30,000 issued and 70,000 accrued)                                                 175,000              --
  Contingent shares for purchase of Avalar assets                                    122,000              --
  Common shares issued for subscription receivable                                        --         100,000

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

NOTE 2 - GOING CONCERN

Modavox incurred operating losses since inception, including a loss for the three months ended November 30, 2008. Modavox believes that additional losses may be incurred as it develops and executes a sales and distribution strategy for its products and expands the number of sales locations. These potential losses and capital expenditures needed for Modavox to expand its sales locations and fund increases in revenue will likely require Modavox to raise additional capital through the issuance of equity and/or debt. These conditions raise substantial doubt as to Modavox's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modavox is unable to continue as a going concern.

NOTE 3 - NEW REVENUE RECOGNITION POLICY

Modavox developed an updated product consisting of a software and a hosting service together in one individual sale. These two items meet the criterion provided in EITF 00-21 for separation of these two items and recognition of the revenue as separate components. The revenue related to the software product is recognized when the customer takes delivery and the revenue related to the hosting service is recognized over the life of the service contract as services are provided.

NOTE 4 - COMMON STOCK

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

In May, Modavox issued 150,000 shares with a fair value of $277,500 to purchase intangible assets from Avalar. Modavox will hold 100,000 shares in escrow for six months while Modavox implements the software and integrates the systems. Please see Note 5 for more details.

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

In September, Modavox sold 20,000 shares at $1.25 for cash of $25,000.

In September, Modavox received cash of $32,159 from a prior year subscription receivable.

In November, Modavox issued 500,000 shares in connection with the exercise of warrants for $250,000.

STOCK OPTIONS

No options were granted during the nine months ended November 30, 2008.

During the nine months ended November 30, 2008, Modavox recognized $106,347 for vesting of employee stock option expense for stock options granted in prior years.

The summary of activity for Modavox's stock options is presented below:

                                                                Weighted Average
                                               Stock Options     Exercise Price
                                               ---------------------------------
Options outstanding at February 29, 2008           5,228,000             $  0.33
Granted                                                   --                  --
Exercised                                           (210,692)            $  0.25
Terminated/Expired                                   (39,308)            $  0.25
Options outstanding at November 30, 2008           4,978,000             $  0.33
Options exercisable at November 30, 2008           4,775,756             $  0.29

Price per share of options outstanding         $ 0.25 - 0.62

Weighted average remaining contractual lives      5.95 years

The intrinsic value of the exercisable options at November 30, 2008 was $7,227,350.

WARRANTS

During the nine months ended November 30, 2008, Modavox recognized $63,850 for warrants that were granted for services in prior years.

The summary of activity for Modavox's warrants is presented below:

                                                                Weighted Average
                                                  Warrants       Exercise Price
                                               ---------------------------------
Warrants outstanding at February 29, 2008          7,032,595             $  0.89
Granted                                              461,329             $  0.20
Exercised                                         (1,546,949)            $  0.35
Terminated/Expired                                   (64,380)            $  0.75
Warrants outstanding at November 30, 2008          5,882,595             $  0.98
Warrants exercisable at November 30, 2008          5,748,166             $  0.96

Price per share of warrants outstanding          $ 0.20-2.00

Weighted average remaining contractual lives      1.72 years

The intrinsic value of the exercisable warrants at November 30, 2008 was $4,823,197.

NOTE 5 - ASSET PURCHASE

In May, Modavox purchased certain assets from Avalar, Inc., a Washington based internet radio software developer to enhance Modavox's current BoomBox Radio offering. Modavox acquired the internet radio assets and enhancement platform for 250,000 shares and $50,000 cash. The purchase provides Modavox with all of the intangible assets and no liabilities of Avalar. These shares were valued at their fair value of $1.85 per share for a share value of $277,500 for the 150,000 issued immediately, while the purchase agreement provides that Modavox will hold in escrow 100,000 common shares for six months while Modavox implements the software and integrates the systems. These shares have not been issued as of November 30, 2008. An accrual has been set up for the future issuance of these 100,000 common shares. At the time of the purchase, Avalar had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they existed, were abandoned following integration and replaced with Modavox versions. As a result, Modavox accounted for the transaction as an asset purchase and not an acquisition of a business.

NOTE 6 - CONTINGENCIES

Through November 30, 2008, Modavox received several demands from former employees and consultants requesting that Modavox issue common stock and/or common stock warrants that purportedly were due to these former employees and consultants based upon formal and informal agreements made by previous management. Modavox has reviewed each demand as received, and has either rejected such requests or requested additional support for the demands as follows:

In March 2007, a former consultant claimed that he is entitled to receive 250,000 shares and warrants to purchase 300,000 shares pursuant to a consulting agreement from March 2004. In December, Modavox settled this matter with a former consultant and issued 87,500 shares of Modavox Common Stock to the consultant and granted a warrant that vests immediately to purchase 175,000 shares of Modavox Common stock as follows: (a) 50,000 shares on of before March 17, 2009 at a price of $1.75 per share; (b) 62,500 shares on or before March 17, 2010 at a price of $1.75 per share; (c) 62,500 shares on or before March 17, 2011 at a price of 1.75 per share. Modavox assessed the error on prior years for not recording the common shares and warrants pursuant to the 2004 agreement based on SEC Staff Accounting Bulleting (SAB) 99 and SAB 108. The error was determined to be immaterial for a restatement of any prior filing and too material to account for as a 2009 fiscal year transaction. Pursuant to SAB 108, the common shares outstanding, common shares fair value and the warrant fair value have been adjusted into Modavox's beginning balances as of February 28, 2008 in this filing to reflect the error.

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against Modavox in Atlanta, GA citing breach in the settlement agreement between both parties on March 21, 2006. This matter remains unresolved wothout new updates.

On March 20, 2008, a former investor began AAA arbitration proceedings seeking enforcement of terms pursuant to the former Chief Executive Officer and Chairman stock option assignment presumably in late 2007. To date, the individual has not provided the requested documentation and the matter remains unresolved.

On January 9, 2009, Modavox was named as a defendant in a direct lawsuit filed by a group of six Modavox shareholders in the United States District Court, District of Arizona. The suit seeks injunctive relief and damages relating to allegedly fraudulent securities-related transactions during the period 2003 through 2005 undertaken and authorized by prior management, including Modavox's former Chief Executive Officer and Chairman, Robert Arkin. The suit also claims that plaintiffs have suffered damages resulting from new management's handling of information learned from its investigation of prior management. Modavox's response to the court is due on January 26, 2009. This matter remains unresolved with out new updates.

NOTE 7 - LINE OF CREDIT

At February 29, 2008, Modavox had a line of credit with an unpaid balance of $19,590, which was due on demand and bears interest at prime plus 4.25%. During the nine months ended November 30, 2008, Modavox repaid the bank note.

NOTE 8 - SUBSEQUENT EVENTS

In December, Modavox issued 200,000 shares in connection with the exercise of warrants for $100,000.

In December, Modavox granted a warrant for services to purchase 700,000 common at an exercise price of $0.50 cents per common share. These warrants vest immediately and expire on July 6, 2009.

In December, Modavox entered in to a new office lease agreement that commences in December 2008 and has a term of 39 months. The lease has a security deposit of $11,911 and the monthly payment is $11,911 for the first 15 months with four months being free. The monthly payment increases to $12,233 from months 16 through 27, and $12,555 from months 28 through 39.

In December, Modavox issued 200,000 shares as a non refundable deposit pursuant to an amended letter of intent to acquire a 60% interest in the assets, software, technology and operations of another company. To close the acquisition of 60% of the target Company, Modavox will need to pay $1,000,000 in cash and issue another 1,733,333 shares to the other company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR 10KSB FOR THE YEAR ENDED FEBRUARY 28, 2008 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Modavox, Inc. is the successor to SurfNet Media Group, Inc., a corporation founded in 1999 and InnerSpace Corporation. On February 28, 2006, we acquired, through merger, Kino Interactive LLC, which owned the rights to proprietary software ("Kino Software") utilized in the creation of platforms that distribute audio/visual streaming over the internet ("Modavox Platforms"). Until the merger with Kino, we produced and distributed online talk radio programming, principally through our VoiceAmerica Network through our Patented Internet Radio and Internet Advertising System. As a result of the merger with Kino, we have used the Kino Software to create a new platform for VoiceAmerica to distribute talk radio over the internet and have used the Modavox Platforms to develop customized audio & video streaming products utilized for online applications, destinations, geographical and database driven solutions, websites that contain online interactive advertising and enterprise level online interactive communication products, and website enhancements that create or upgrade audio and video streaming. We operate our Company in two distinctive product lines, our Interactive Agency Division and our Interactive Network Division. On March 3, 2007, Modavox purchased certain equipment and intangible assets from World Talk Radio LLC (WTR), a San Diego based internet talk Radio Company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provides that another 100,000 common shares be retained in escrow for one year. Of these escrow shares, 30,000 have been issued as of and the remaining 70,000 are accrued as of November 30, 2008. In addition, we incurred $25,138 of fees associated with the transaction. We purchased property and equipment valued at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs valued at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, we accounted for this transaction as an asset purchase and not an acquisition of a business. On May 15, 2008, Modavox purchased certain assets from Avalar, Inc., a Washington based internet radio software developer to enhance our current BoomBox Radio offering. We acquired the internet radio assets and enhancement platform for 250,000 shares and $50,000 of cash. The purchase provided us with all of the intangible assets and no liabilities of Avalar, Inc. These shares were valued at $1.85 per share for a share value of $277,500 for the 150,000 issued immediately, while the purchase agreement provided that Modavox will hold in escrow 100,000 common shares for six months while Modavox implements the software and integrates the systems. At November 30, 2008, an accrual has been set up for the 100,000 shares. At the time of the purchase, Avalar had one employee who provided front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they existed, were abandoned following integration and replaced with Modavox versions. As a result, we accounted for the transaction as an asset purchase and not an acquisition of a business.

You can learn more about us by visiting our website at www.modavox.com. Our offices are at 1900 W University Dr, Suite 230, Tempe, AZ 85281 (480) 553-5795. On January 30, 2002 our common stock began trading on the OTC Bulletin Board Service. Our stock symbol is MDVX.

Historically, however, the Company's revenues have been less than its expenses. As a result, the Company has been dependent on raising capital to continue its operations.

Results of Operations

The discussion of the results of operations compares the three months ended November 30, 2008 with the three months ended November 30, 2007 and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

THREE MONTHS ENDED NOVEMBER 30, 2008 VS. 2007

For the quarter ended November, 2008, revenues were $718,695 compared to $797,559 for the quarter ended November 30, 2007. Revenues for the quarter ended November 30, 2008 included $79,313 from the Interactive Media Division and $529,342 from the Broadcast Media Division, and deferred revenue in the amount of $110,040. The Broadcast Media division revenues in 2008 include $36,866 from Avalar which was acquired on May 15, 2008 and $15,900 from World Talk Radio which was acquired on March 3, 2007. Revenues from the Interactive Media division in 2008 included an aggregate of $48,875 from hosting services and $12,535 from website development compared to $117,867 in monthly hosting and $81,650 in website development in 2007. The decrease in revenue for the Broadcast Media division is related to the reduction of the sales team for World Talk Radio and to the significant downturn of the economy. The decrease in revenue for the Interactive Media division is related to the significant downturn in the economy, our production time lines and product delivery.

Operating expenses were $312,324 for the November 30, 2008 quarter compared to $65,912 in the quarter ended November 30, 2007 reflecting expense increases related to telephone, hosting, and rent to support additional locations in our Interactive Media Department and sales commissions paid to Network Division Executive Producers related to increased sales, and hosting of our various Internet Based Assets.

Selling, general, and administrative expenses were $820,449 for the quarter ended November 30, 2008 compared with $1,124,782 for the quarter ended 2007. This reduction resulted from better control over costs and a reduction of various expenses, although the 2008 quarter included legal fees of $244,306, as the Company continues to manage through the various legacy legal challenges by former management and focus on our patent strategies.

Depreciation and amortization expense was $222,900 in the 2008 quarter compared with $89,997 in the 2007 quarter. The increase in depreciation and amortization relates to the increased capitalization of internal software and assets purchased in the asset purchases of World Talk Radio, Kino Interactive, and Avalar.

During the quarter ended November 30, 2008, the Company had loss of $636,978 compared to the loss of $483, 132 in the 2007 quarter.

NINE MONTHS ENDED NOVEMBER 30, 2008 VS. 2007

For the nine months ended November 30, 2008 revenues were $2,565,156 compared to $2,531,779 for the nine months ending November 30, 2007. Revenues for the nine months ended November 30, 2008 included $532,794 from the Interactive Media Division and $1,473,415 from the Broadcast Media Division, and deferred revenue in the amount of $558,947 compared to $603,414 from the interactive media division, $1,928,365 from the Broadcast Media Division, respectively for the nine months ended November 30, 2007. The Broadcast Media Division revenues in 2008 included $114,022 from World Talk Radio which was acquired on March 3, 2007 and $45,170 from Avalar which was acquired on May 15, 2008. Revenues from the Interactive Media Division in 2007 included an aggregate of $114,809 from hosting services and $417,985 from other services compared to $301,477 from monthly hosting services in 2007.

Operating expenses were $871,351 for the nine months ended November 30, 2008 compared to $734,817 in 2007. The increase in operating expense reflects increased expense related to distribution of radio and interactive content.

Selling, general and administrative expenses were $2,360,956 for the nine months ended November 30, 2008 compared with $2,160,987 for 2007. The difference is due to increases in payroll costs to key managers and associates, and additional support staff for the Interactive Radio Division and the Broadcast Media Divisions.

Depreciation and amortization expense was $626,035 for the nine months ended November 30, 2008 compared with $314,859 in 2007. The increase is due to depreciation of additional property and equipment and amortization of additional software purchases, the Avalar Asset purchase, and internally capitalized software.

During the nine months ended November 30, 2008, the company had a net loss of $1,293,186 compared to a net loss of $650,207 in 2007. The loss is due to the increase of operating, selling, and general and administration expenses without the corresponding increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2008, cash generated from revenues was not adequate to pay the Company's operating expenses, fund research & development, and fund the Avalar, Inc. Asset Purchase.

During the nine months ended November 30, 2008, we raised $1,265,882 through the issuance of common stock. These proceeds were used in part, to provide payment to non-operational activities such as the investigation of the former Chief Executive Officer & Chairman, fund out patent strategies, increase our product offering through the acquisition of the Avalar assets, and resolve legal matters. As of November 30, 2008, Modavox has no outstanding debt other than the related party note payable of $17,069, has paid off the outstanding bank note, and intends to close the credit line opened by former management in 2003.

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

RISK FACTORS

PLEASE SEE FORM 10KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 13, 2008 FOR COMPANY RISK FACTORS. IN ADDITION, THE COMPANY BELIEVES THAT THE CREDIT CRISIS AND ECONOMY BOTH HAVE WORSENED AND THIS MAY AFFECT MODAVOX BOTH BY NEGATIVELY IMPACTING REVENUE AND BY MAKING IT MORE DIFFICULT OR IMPOSSIBLE TO GET ACCESS TO ADDITIONAL CAPITAL.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against Modavox in Atlanta, GA citing breach in the settlement agreement between both parties on March 21, 2006. This matter remains unresolved without new updates.

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

In August 2007, Modavox's Management, with the full consent and approval of the Board of Directors, engaged an independent law firm to serve as Special Counsel to investigate allegations of possible violations of the federal securities and other laws in connection with securities-related transactions during the period 2003 through 2005 undertaken and authorized by prior management. In February 2008, the Board of Directors appointed a Special Committee of the Board, comprised of those directors who were not apparent beneficiaries of any of the transactions at issue, to oversee and consider the findings of the investigation. Special Counsel reported preliminary findings to the Special Committee, and the report included findings of possible violations of law, including federal securities and tax laws. Special Counsel did not find any violations of law by any member of current management. Additionally, the officers of Modavox and most directors cooperated fully with the investigation. The Special Committee authorized voluntary disclosure to the SEC and Department of Justice regarding the findings of the investigation, and the preliminary results of the investigation have been disclosed to the SEC. The Special Committee has directed Special Counsel to prepare and provide a written summary of Special Counsel's findings and recommendations. As a direct result of recent requests for the removal of restricted legends from shares issued to one director and related stock transfers, and for information regarding a transaction that occurred in 2002, Management has directed Special Counsel to determine whether these issues merit inclusion in the written summary of findings. As a result, the Special Committee does not consider the investigation yet to be complete and awaits submission of an oral summary in the near future.

On January 9, 2009, Modavox was named as a defendant in a direct lawsuit filed by a group of six Modavox shareholders in the United States District Court, District of Arizona. The suit seeks injunctive relief and damages relating to allegedly fraudulent securities-related transactions during the period 2003 through 2005 undertaken and authorized by prior management, including Modavox's former Chief Executive Officer and Chairman, Robert Arkin. The suit also claims that plaintiffs have suffered damages resulting from new management's handling of information learned from its investigation of prior management. Modavox's response to the court is due on January 26, 2009. This matter remains unresolved without new updates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Date: January 20, 2009