Form 10-K/A
period 2008-02-29
MODAVOX INC
filed 2009-03-19
CIK 1137204

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): [  ] Yes [x] No

                                EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-KSB for the year ended February 28, 2008 of Modavox, Inc. ("Modavox" or the "Company"), which was filed with the Securities and Exchange Commission (the "SEC") on June 13, 2008 (the "Original Filing"). Modavox is filing this Amendment No. 1 for the purpose of including amended Exhibit 31.1. The Certifications included in Exhibit 31.1 to the Original Filing erroneously omitted the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K. This Amendment No. 1 is also being filed to include the Company's accounting policy for evaluating the recoverability of capitalized software costs in the footnote disclosure to the financial statements.

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

CAPITALIZED SOFTWARE COSTS

At each balance sheet date, Modavox compares the unamortized capitalized costs of capitalized software to the net realizable value of that software product. When the unamortized capitalized costs of the software product exceed the net realizable value of that asset, the capitalized costs in excess of the net realizable value are written off as impairment. The net realizable value is the estimated future gross revenues from that software product reduced by the estimated future costs of completing and disposing of that software product, including the costs of performing maintenance and customer support required to satisfy Modavox's responsibility set forth at the time of sale. The reduced amount of capitalized software costs that have been written down to net realizable value at the close of an annual fiscal period shall be considered to be the cost for subsequent accounting purposes, and the amount of the write-down will not be subsequently restored.

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
                                                                                     ($)

            (a)                  (b)         (c)         (d)          (e)            (f)           (g)         (h)

---------------------------- ------------ ----------- ---------- -------------- -------------- ------------ -----------
    Hubert Glover            -0-          -0-         $4,092(2)   -0-            -0-            -0-          $4092
---------------------------- ------------ ----------- ---------- -------------- -------------- ------------ -----------
    Jay Stulberg             $7,162 (3)   -0-         $4,092(1)   -0-            -0-            -0-          $11,254
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

Date: March 19, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shelly Meyers                         Chairwoman and Director
---------------------------------
Shelly Meyers

/s/ Jay Stulberg                          Compensation Committee Chairman and
---------------------------------         Director
Jay Stulberg

/s/ David J. Ide                          Chief Executive Officer
---------------------------------         Principle Financial and Accounting
David J. Ide                              Officer

/s/ Jim Crawford                          Chief Information Officer and Director
---------------------------------
Jim Crawford

/s/ Jeff Spenard                          President Internet Radio and Director
---------------------------------
Jeff Spenard

/s/ John M. Devlin, Jr.                   Director
---------------------------------
John M. Devlin, Jr.

                                  MODAVOX, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED FEBRUARY 29, 2008

EXHIBIT         DESCRIPTION                  INCORPORATED BY             FILED
NUMBER                                        REFERENCE TO              HEREWITH

2.1      Agreement and Plan of       Exhibit 2.1 to Issuer's Report
         Merger dated as of May      on Form 8-K filed on July 18,
         23, 2003 with SurfNet New   2003 (File No. 333-577818)
         Media, Inc. and SurfNet
         Media Group, Inc.

2.2      Agreement and Plan of
         Reorganization

2.3      Waiver of Merger
         Conditions

3.1      Certificate of              Exhibit 3.1 to Issuer's
         Incorporation)              Registration Statement on Form
                                     SB-2, filed on March 28, 2001
                                     and amended on March 29, 2001,
                                     May 4, 2001, June 15, 2001 and
                                     July 5, 2001 (File No.
                                     333-577818)

3.2      Certificate of Amendment    Exhibit 3.2 to Issuer's
         of Certificate of           Registration Statement on Form
         Incorporation               SB-2, filed on March 28, 2001
                                     and amended on March 29, 2001,
                                     May 4, 2001, June 15, 2001 and
                                     July 5, 2001 (File No.
                                     333-577818)

3.4      Amended and Restated
         Bylaws

4.16     Registration Rights         Exhibit 4.8 on Issuer's Report
         Agreement dated as of       on Form 8-K filed on July 18,
         the Effective Date with     2003 (File No. 333-577818))
         Sundance Capital
         Partners, LLC

10.1     2001 Stock Option Plan on
         issuer's Registration
         Statement on Form SB-2,
         filed on March 28, 2001
         and amended on March 29,
         2001, May 4, 2001, June
         15, 2001 and July 5, 2001

10.4     2002 Stock Incentive Plan   Exhibits 4.1 on Issuer's
                                     Registration Statement on Form
                                     S-8, filed on January 10,
                                     2002(File No. 333-76528))

EXHIBIT         DESCRIPTION                  INCORPORATED BY             FILED
NUMBER                                        REFERENCE TO              HEREWITH

10.8     Consulting Agreement with   Exhibit 10.8 on Issuer's
         Jay Stulberg dated as of    Report on Form 10-KSB for the
         December 1, 2001            annual period ended February
                                     28, 2002 filed on July 5, 2002
                                     (File No. 333-577818))

10.28    SurfNet Media Group, Inc.   Exhibit 10.28 to the Company's
         2004 Stock Plan             Annual Report on Form 10-KSB/A
                                     for the fiscal year ended
                                     February 29, 2004, filed on
                                     June 21, 2004 (File No.
                                     333-577818))

10.29    Form of Stock Option        Exhibit 10.29 on Issuer's
         Award Agreement dated as    Report on Form 10-KSB/A for
         of March 17, 2004           the annual period ended
                                     February 29, 2004 filed on
                                     June 21, 2004 (File No.
                                     333-577818))

10.30    Stock Option Award          Exhibit 10.30 on Issuer's
         Agreement dated as of       Report on Form 10-KSB/A for
         March 17, 2004 with         the annual period ended
         Hubert Glover               February 29, 2004 filed on
                                     June 21, 2004 (File No.
                                     333-577818))

10.31    Stock Option Award          Exhibit 10.31 on Issuer's
         Agreement dated as of       Report on Form 10-KSB/A for
         March 17, 2004 with         the annual period ended
         Robert Arkin                February 29, 2004 filed on
                                     June 21, 2004 (File No.
                                     333-577818))

10.32    Stock Option Award          Exhibit 10.32 on Issuer's
         Agreement dated as of       Report on Form 10-KSB/A for
         March 17, 2004 with Eric    the annual period ended
         Schedeler                   February 29, 2004 filed on
                                     June 21, 2004 (File No.
                                     333-577818))

EXHIBIT         DESCRIPTION                  INCORPORATED BY             FILED
NUMBER                                        REFERENCE TO              HEREWITH

10.43    David J. Ide Employment Agreement(1)

10.44    Nathan Bradley Employment Agreement(1)

10.45    Sean Bradley Employment Agreement(1)

10.46    Jim Crawford Employment Agreement(1)

10.47    Eric Schedeler Separation Agreement

10.48    Audioeye.Modavox Service Contract

10.49    Robert D. Arkin Settlement Agreement
         and General Release

31.1     Certification of Chief Executive                                  X
         Officer and Chief Financial Officer
         pursuant to Securities Exchange Act
         Rule 15d-14

32.1     Certification of Chief Executive                                  X
         Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350


(1) Management contract or compensatory plan or arrangement.