Form 10-Q/A
period 2008-11-30
MODAVOX INC
filed 2009-03-19
CIK 1137204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                                EXPLANATORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the periods ended November 30, 2008 of Modavox, Inc. ("Modavox" or the "Company"), which was filed with the Securities and Exchange Commission (the "SEC") on January 20, 2009 (the "Original Filing"). Modavox is filing this Amendment No. 1 for the sole purpose of including amended Exhibit 31.1. The Certifications included in
Exhibit 31.1 to the Original Filing erroneously omitted the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

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

Date: March 19, 2009