Form 10-K
period 2009-02-28
MODAVOX INC
filed 2009-06-15
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

Commission file number 333-57818

Modavox, Inc.
(Name of small business issuer in its charter)

Delaware	20-0122076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1900 West University Dr, Ste. 230
Tempe, AZ 85281
(Address of principal executive offices, including zip code)

(480)  553 5795
(Issuer’s telephone number)

Securities registered pursuant to Section 12(B) of the Exchange Act: None
Securities registered pursuant to Section 12(G) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
    Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ] No [x]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
     Yes[  ]  No [x]

State the issuer's revenues for the fiscal year ended February 28, 2009: $2,663,941

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $148,044,805 (computed using the last quoted sale price of the Common Stock on June 12, 2009 on the OTC Bulletin Board).

The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, on June 12, 2009 was 46,811,916.

DOCUMENTS INCORPORATED BY REFERENCE

None

Modavox, Inc.
Form 10-K for the Year Ended February 28, 2009

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Founded in 1999 Modavox provides Internet products and services that are built upon patented content targeting and consumer centric content delivery technologies. We have packaged our technology within products and services that enable Internet television (IPTV), Internet radio broadcasting and advertising with the added ability to target, control and monetize Interactive content and deliver direct to consumers on any Internet connected device. Our 2009 fiscal year was highlighted by our progress in validating our technology through investment, patent enforcement, development and adoption by our valued customers within our marketplace.

Modavox owns the “Method and System for Adding Function to a Webpage” patent portfolio and the company has made progress through extensive investment and of management focus on the market recognition and value extraction related to our Internet Technology patent portfolio. Notably in 2009 the company reduced litigation costs and increased the quality of representation and expert personnel through establishment of contingent legal effort and our legal teams’ acceptance of Modavox equity in lieu of cash to move forward with a comprehensive patent strategy. This increased the ability of the company to expand and enhance the scope and sustainability of our patent portfolio protection and value extraction initiatives.  During 2009 our patents have been evaluated by several third party legal and technology experts skilled in the art and both legal and technical opinions have been put forth that indicate infringement is widespread and infringement damages are present in the two primary Internet markets of ecommerce and advertising for value extraction by Modavox through licensing and enforcement. Creation of a comprehensive strategy, identifying and securing key personnel, and the valuation of the enterprise market opportunity was at the forefront of the Modavox strategic business planning completed during 2009.

During 2009 our Internet software products, BoomBox® Radio and BoomBox® Video, were developed and invested in to provide Broadcasting as a Service (BaaS) and have been engineered specifically to harness the power of our patented technology core.   BoomBox® Radio has been used by Modavox this past year to sustain and grow the largest Internet-based Talk Radio network at our owned and operated VoiceAmerica Networks that has been broadcasting Internet Talk uninterrupted since 1997.

VoiceAmerica development this past year focused upon creating more scalable business models and on the productizing of the BoomBox® Radio platform. BoomBox® Radio was enhanced through our acquisition of Radio Pilot assets integrated this past year and further advanced by sales to key strategic customers who have launched complete radio operations of their own on our complete broadcasting Internet software infrastructure.  Unity.fm, for instance is a Global talk radio network that provided product development, consumer data, and proof of concept in the replication of BoomBox® Radio model that Modavox operates at VoiceAmerica and World Talk Radio.   BoomBox® Video, our Internet TV (IPTV) solution, is the natural progression of this product line and was also a focal investment and development area throughout 2009. Advanced Equities Corporation purchased our BoomBox® Video 2.0 to support private corporate video communications. The New York Times Knowledge Network produced and delivered multiple Internet Pay-Per-View and live Internet events powered by our BoomBox® Box Office which combines e-commerce with our patented Boom Box® Video 2.0.

The Modavox Interactive Division invested in product development throughout 2009 and the establishment of broadcasting as a service in a complete product line analogous to private corporate satellite networks of the past and the present capabilities of cable TV and terrestrial radio networks with the ability to localize content to consumers.  Powering NBC, CBS, ABC, and FOX affiliates, BoomBox® has been used in 2009 to deliver Internet broadcasts of network feeds from satellite remotes, high school sports stadiums, extreme weather alerts, and field reports to website visitors, often during hours outside the normal television broadcasting schedule. We have beta tested our new BoomBox® Video 3.0 system in these enterprise-broadcasting environments and have seen increasing traffic and adoption within our community newspaper presence during this past year.  These foundational relationships are validating our software at top tier broadcasting operations and we’ve focused development upon providing for the complete branding, distribution and control of global Internet TV and Radio operations.

On January 16, 2009, Modavox and New Aug, LLC, a Delaware limited liability company doing business as Augme Mobile, entered into a Plan of Reorganization and Stock Purchase Agreement pursuant to which Modavox will acquire up to 100% of the assets of Augme Mobile in exchange for certain operating capital commitments and up to 3,666,667 shares of Modavox common stock.  In December, 2008, Modavox issued 200,000 shares as a non-refundable deposit on the sale pursuant to the parties’ Letter of Intent dated November 24, 2008.  The amended Closing Date for the transaction is scheduled to be on or before June 30, 2009.

On April 20, 2009, in anticipation of the closing of the Augme Mobile Acquisition and in order to expedite the integration into Modavox of Augme Mobile’s business operations and to begin leveraging the combined businesses, Mr. David Ide, Chief Executive Officer, decided to take on the essential role of Chief Strategy Officer. As part of the strategy, Augme Mobile’s Chief Marketing Officer, Mark Severini, was appointed Chief Executive Officer of Modavox.  In conjunction with the closing of the Augme Mobile business acquisition, additional members of the Augme Mobile management team are expected to become officers of Modavox on or before June 30, 2009.

Augme Mobile offers a comprehensive Web-based marketing platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers (i.e., consumers using mobile phones and portable digital devices) through traditional print advertising channels. The Augme Mobile platform uses SMS, two-dimensional (2D) code, image recognition, audio detection and other leading technologies as a suite of interactive consumer response mechanisms that link mobile consumers to target and interactive mobile marketing content.  In conjunction with Modavox’s proprietary technologies and processes, Augme Mobile's integrated mobile marketing platform is being deployed to fulfill advertisers’ needs to offer interactive and targeted mobile content, while simultaneously satisfying consumers’ desire for easier, more robust and more relevant mobile connectedness.  Through the incorporation of Augme Mobile assets into Modavox, as facilitated by the Modavox Patents, Modavox will have a unique advertising product in the evolving mobile-consumer advertising market. Importantly, Augme Mobile has already negotiated service agreements with a number of Fortune 500 companies.  The strategy is to cross-pollinate the Modavox/Augme Mobile client bases and respective products and services.

During 2009 The Stream Syndicate, our stand alone advertising platform, was enhanced through further adoption within our client accounts, Gannett, Village Voice, West Virginia Media, South Dakota News Network, and ABC Disney’s Toledo affiliate.  It was also utilized by KFC in a national targeted advertising campaign for our customer Lion New Media. We’ve made strategic updates to the underlying targeting technologies and have achieved and sustained unique visits in excess of 15 million to Stream Syndicate powered advertising destinations. This is a tiny sum in terms of the major advertising networks traffic levels, however, our effort in 2009 was to prove our targeting, reporting, and create Stream Syndicate core technology blueprints for future product development. Geographic targeting is one area where we have a 2010 strategic plan to complete an upgrade and commercialization and automation of the Stream Syndicate’s publishing system. The Stream Syndicate’s integration into our VoiceAmerica and World Talk Radio Networks within our BoomBox® Radio platform has supported and promoted several Internet Talk Radio shows and allowed us to cross-pollinate Interactive pay-per-view projects in a targeted fashion.

THE BUSINESS OPERATION OF MODAVOX 2009:

Modavox operates through two divisions:

•	Modavox Network Broadcasting
•	Modavox Interactive Products

The Modavox Network Broadcasting division is a pioneering initiative, and through it Modavox has become the recognized leader in producing and distributing, Internet talk radio. Modavox has been producing global Internet Radio since 1997.  BoomBox® Radio was the original Internet broadcasting model and offerings that included targeted advertising supported 64 channels Internet Radio network.  That was followed by a business operation shift from music to Internet Talk Radio that the company began broadcasting in 2001 from www.voiceamerica.com. The company’s network operation has moved into video and our new BoomBox Video® platform has been combined with our BoomBox Radio® platform to provide a turn-key solution for Modavox customers and Modavox powered destinations that are focused on delivery Internet Television and Internet Radio broadcasting solutions.

Distribution is a key cost driver within our network operations.  We have tenure and experience in controlling costs and relationships with various Content Delivery Networks and Leased Internet Infrastructure providers including Limelight Networks, Rackspace and Hostway.

The Following Networks Are Currently Owned & Operated By Modavox:

MODAVOX O&O NETWORKS	INTERNET DESTINATION
VOICEAMERICA	http://www.modavox.com/voiceamerica/
VOICEAMERICA HEALTH & WELLNESS	http://www.health.voiceamerica.com/
VOICEAMERICA BUSINESS	http://www.modavox.com/VoiceAmericaBusiness/
VOICEAMERICA SPORTS	http://www.modavox.com/sports/
VOICEAMERICA GREEN NETWORK	http://www.voiceamerica.com/thegreentalknetwork/
SMALLCAP CONFIDENTIAL	http://www.modavox.com/smallcap/
BOOMBOX® COMEDY CHANNEL	http://www.wickedpissers.com
WORLD TALK RADIO	http://www.worldtalkradio.com
The 7th WAVE NETWORK	http://www.modavox.com/7thwavenetwork/

SAMPLE AFFILIATE NETWORKS	INTERNET DESTINATION
UNITY FM – CHRISTIAN TALK RADIO	http://www.unity.fm
PRO BODY BUILDING WEEKLY	http://www.probodybuildingweekly.com/
POWERUP MOTORSPORTS NETWORK	http://va.radiopilot.net/voiceamerica/vchannel.aspx?cid=261

The Modavox Interactive Products contains all of the non-network broadcasting business lines of Modavox and boasts nearly 100 private and corporate institutions as clients. Internet Radio represents 75% of total revenue, and Interactive Media 25%.

MODAVOX INTERACTIVE 2009 CUSTOMER PROJECT SAMPLES	PROJECT DESCRIPTION
SUDLER & HENNESSEY ALLERGAN, INC	MODAVOX HAS BEEN HIRED BY ALLERGAN, INC TO COMPLETE INTERATIVE TRAINING ENVIRONMENT FOR NEW PRODUCT VOLUMA® THAT WILL BE COMPLETED IN OCTOBER
MERRILL LYNCH, INC	MODAVOX HAS BEEN HIRED TO DEVELOP MAINTAIN AND HOST ENTERPRISE PLATFORM WWW.EQUITYMETHODS.COM
ASU & NEW YORK TIMES	http://www.asu.edu/vppa/sustainabilitysummit

The Modavox Interactive Product Division has its’ primary focus squarely on producing high margin, highly scalable, passive revenue producing product lines. 2009 developments include brand new Internet TV and Radio product line called BoomBox® that has been bundled with Enterprise, E-Learning and Adverting products. Modavox has also completed development of BoomBox® Box Office, which is a fifth generation software platform, which incorporates secure ecommerce with IPTV and Internet Radio broadcasting. We believe there is a large underserved market opportunity within the Internet PPV and we are establishing a leadership role in the space and applying exclusive patented targeting technology as barrier to competitors.

MODAVOX PRODUCTS AND REVENUE CENTERS

MODAVOX NETWORK BROADCASTING DIVISION
REVENUE CENTERS:
VA and WTR Host Fees and Advertising/Sponsorship

VoiceAmerica and World Talk Radio Host Fees – Internet Talk Radio Packages

During 2009 our Internet Radio Division’s VoiceAmerica and World Talk Radio business model was the primary source of revenue for the company.  VoiceAmerica and World Talk Radio were infused with new technologies we purchased from Radio Pilot and the results have achieved very favorable response from our hosts. These hosts typically pay Modavox a fee for the addition of their talk radio show on one of our branded and populated networks based on genre and appropriate topical content.

The Modavox Internet Talk Radio operation derives revenue from two primary sources:

1.	Internet talk radio content providers – Host Fees
2.	Advertisers and Sponsors – Advertising Sponsorship Revenue

Internet Talk radio hosts purchase thirteen weeks of broadcasting production on the BoomBox® Radio platform and distribution within the established and populated #1 Internet Talk Radio destinations owned and operated by Modavox. VoiceAmerica™ and World Talk Radio™ brands both provide targeted networks that are organized by genre and are completely searchable, and syndication enabled.

Each show produced by Modavox is one-hour in length, and broadcasts live commercial content between six to eight minutes allocated by each show. There is also visual real estate created by each new show with Modavox destination sites for banner, multimedia and interactive advertising sales. Every live show creates an archive that is available for On-Demand access and is indexed for contextual search and universally compatible playback.  Each delivery of archived content is tracked and also distributes advertising inventory both audio, at the breaks in the Talk Radio content, and within the visual environment.

After the production costs have been recovered by a host, Modavox typically receives 60% of the advertising revenue through host fees. Customers or third parties are provided incentives to develop advertising and sponsorship revenues and will work with Modavox to maximize the yield.

Ecommerce host fee opportunities exist within shows marketing a product or service that is purchased over the Internet. Modavox receives a commission of the product or service’s value upon conversion of a listener to an ecommerce customer. First time show hosts receive professional training from Modavox personnel. A show will debut six to eight weeks after the host executes the contract with Modavox.

Host & Platform Fees Sales Strategy

The marketing strategy connected with the capture of new Internet Radio Show hosts is focused around the development of Internet Radio Networks.  This allows for focused marketing effort as each Network presents sales opportunities for host acquisition and the sale of complete Networks for Modavox clients.  The size of the Market for a Modavox network is defined by the size of the available host pool within specific network content areas.  New show content is bundled onto channels by genre and hosts are acquired within niche targeted verticals.  For example our VoiceAmerica™ Health and Wellness channel provides a market for hosts from the healthcare, naturopathic medicine, patient, doctor, and advocacy groups among many other candidates for inclusion in the Health and Wellness channel.

•
Modavox has developed a strategy to employ network directors that drive all of the sales and production activities of their respective networks.  Ray Ellis, a former NFL player and broadcaster, was brought on to direct the VoiceAmerica™ Sports Network.

•	Modavox presently employs 28 sales associates called Executive Producers who recruit show hosts for Internet radio networks.

•	Modavox utilizes a network of Independent Contractors to increase sales reach.
•
 Initial sales training provides VoiceAmerica™ & World Talk Radio™ Executive Producers with tools to engage new hosts, sponsors, and advertising. All of which are commissionable to the Executive Producer at the time of contract collection.

•	Radio Hosts provide contacts and lists which allow Modavox to cross pollinate shows, increase listenership, and unique visitation.
•	Sales associates are paid one-time commissions, ranging from 20% to 25% of the initial fee the host pays to Modavox.

•	Sales associates do not receive payment until Modavox does.

Modavox Interactive Products Division

2009 Revenue Centers

Interactive Product Line

MODAVOX HAS TWO PRODUCTS WITHIN ITS INTERACTIVE PRODUCTS PRODUCT LINE:

1.	ENTERPRISE COMMUNICATIONS - MODAVOX ENTERPRISE™ PLATFORM
2.	ADVERTISING – STREAM SYNDICATE™

MODAVOX ENTERPRISE PLATFORM

The Modavox Enterprise™ Platform has been developed for Fortune 1000 clientele in a series of packaged services and technology products created by Modavox. Through the utilization of our BoomBox® Radio and BoomBox® Video products, the user may create and manage complete targeted Internet TV & Radio Networks, “Box Office” Pay-Per-View, and advanced E-Learning applications. The Modavox Enterprise™ Platform features exclusive targeting and customization technologies based upon our proprietary technology. .

STREAM SYNDICATE ADVERTISING PLATFORM

The proprietary targeted advertising platform developed for the BoomBox® Radio, BoomBox® Video, and Enterprise™ Platform Internet destinations have become powerful stand-alone products when coupled with highly trafficked websites. Stream Syndicate™ is currently deployed and delivering targeted advertising on ABC O&O, NBC, CBS, Gannett, and several other leading Internet destination sites.  Our geographic targeting feature sets the Stream Syndicate™ apart from our competitors and delivers unparalleled value and revenue generating capabilities. The acquisition of Augme Mobile assets will enhance our Stream Syndicate Advertising Platform by tapping into the expanding mobile-advertising marketplace, as well as increasing our penetration into the broader advertising market.

The sales efforts from the Network and Interactive Products operation will draw heavily from the Stream Syndicate™ Advertising Platform sales efforts. Modavox is developing a marketing website and a dedicated sales operation focused on signing up content providers with highly trafficked websites. We have positioned the Stream Syndicate™ product as “more for less.” Modavox charges clients on a simple flat fee basis calculated on per-ad-per month structure.

PRICE PER AD DELIVERED

Rate = $150.00 to $750.00 depending on Market for the Campaign and Targeting Required
Customer pays Rate x Number of Advertising Campaigns Each Month.

   Barriers to Entry/Competitive Advantage

Modavox, Inc. owns US Patent No. 6,594,691 and patent No. 7,269,636 resulting from an original October, 1999 patent filing with the U.S.P.T.O. protecting our Inventions through 2018.    We have also received favorable indications from the U.S.P.T.O on a divisional patent filing and a second continuation that could yield, upon successful completion and acceptance of claims, a minimum of two additional patents being issued to our company. Modavox is effectively the “Customized Content Company”, as our patents cover a technology process and a software application system that enables any networked delivered content to be customized based on end user criteria. In other words an end-user accessing a website may be delivered to video, audio, and other content that is customized based on geographic location, gender, age, or any other predetermined parameter.

Of particular value, and a corner stone of the strategic plans for not only Modavox, but also most of the large Internet Media companies, is the targeted delivery of advertising.  As discussed, Modavox intends to enforce its patented technology in this area to the full extent of the law.  That not only provides a barrier to entry to competition, it also may provide a significant competitive advantage, in that Modavox is finalizing a broad licensing strategy for this technology with the goal of rolling out this plan in FY ’10.  If the Modavox patents are validated by the courts, the company will implement a licensing strategy similar to the Qualcomm model. This technology invention has been incorporated into the suite of Modavox products and  services which provides a healthy barrier to entry.

Modavox’s Internet Radio programming has the competitive advantage of being the largest programmer of Internet Talk Radio in the U.S.  Talk Radio is one of the fastest growing genres on the Internet, and broadcasting coverage will expand substantially once Internet Radio becomes accessible in automobiles—which implementation is expected to begin during 2010.  Modavox has first mover advantages in this area, combined with the thousands of hours of archived programming.  It also offers its radio hosts a turn key production platform at a very competitive pricing formula.

As part of the equity investment in Augme Mobile, and in anticipation of the planned merger of Modavox and Augme Mobile, Modavox has issued an exclusive licensing agreement to Augme Mobile to cover that company’s delivery of advertising services via mobile devices.  Positioning the exclusive license, assuming Modavox will be successful in validating its patents, could provide Augme Mobile a major barrier to entry relative to competition in the mobile device advertising space.   One of Augme Mobile’s Founders Mark Severini, Modavox Chief Executive Officer, also creates a competitive advantage in both the stationary and mobile spaces given his decades of experience on Madison Avenue, and the contacts he’s developed over his career.  That has already translated into Augme Mobile signing up Fortune 500 clients for its services, and the goal is to continue the migration process of certain clients to Modavox’s complimentary products and services.  Together, the two firms will be able to offer an integrated advertising platform, from stationary internet access hardware to any mobile device that is camera ready.  This arguably puts Modavox in a leadership position in its cutting edge capability of delivering a broad based, integrated Internet advertising platform to its clients, using its proprietary technology.

Intellectual Property

Modavox’s foundational patent application was filed in 1999, and was issued by the U.S. Patent Office in 2003 as a “Method and System for Adding Function to a Web Page.” The patent covers behavioral targeting of Internet ads, as it pertains to the delivery (not the collection of data) of such ads. The initial patent is enforceable through 2018.

In September 2007, the U.S. Patent office further solidified MDVX’s claim in this area when it issued Patent No. 7.269,636, described as a “Method and Code Module for Adding Function to a Web Page.” This add-on patent expands upon the initial patent and refines the legal definition of MDVX inventions with “…claims that accurately reflect how the concepts by the foundational patent are implemented in state-of-the-art delivery infrastructure and delivery practices seen in the marketplace today.”

The patent is a business-method patent in that it covers the method by which a business function is performed. Business method patents are controversial in some quarters, primarily because the descriptions of these type patents can appear to be too generalized to apply to just one company’s technology.

Over the last decade a number of such patents, particularly as they pertain to the Internet, have been issued and recognized by the U.S. Patent Office after a pivotal U.S Federal Court ruling in 1998 established the validity of such patents. Internet stalwarts such as Amazon.com, EBay and Priceline.com have successfully built and protected key components of their business models through the receipt and enforcement of business-method patents.  Since Modavox uses this technology in its own ongoing business operations, the company should not be perceived as a “patent troll.”

The Modavox patent/s have been cited on at least six occasions in third party filings with the U.S. Patent office, including by Oracle, IBM, and Hewlett Packard, in support of their own invention filings.

Modavox believes that successful enforcement of its behavioral targeting internet advertising patents positions the company as an integral player in internet advertising.  The potential economic benefits of participating in this space are significant. Behavioral targeting advertising is the fastest-growing segment of Internet advertising, with expected growth from $575 million in 2007 to $3.8 billion in 2011. Internet advertising as a whole is expected to more than double from $21.7 billion in 2007 to $50.3 billion in 2011.

Modavox’s patents facilitate the delivery of advertising to end users using targeting criteria chosen by the advertiser, whether that is geography, usage behavior, or any other factor chosen as a targeting factor.  Technically, the patents also cover the targeting of content in addition to advertising.

Modavox is rigorously fighting against infringement violations. In fall 2007, Modavox filed an infringement lawsuit against behavioral targeting ad company Tacoda, which was purchased by AOL in August 2007 for $275 million. During the current fiscal year, Modavox also filed actions against AOL itself, and recently issued a Cease and Desist notice to Yahoo.  A more detailed analysis of the status of these actions is described in the legal proceedings section of this filing.

Modavox’s patents are an integral component for future potential organic growth from existing products as well as providing potential for attractive partnership opportunities with third parties.  One report estimates that the average Web advertising CPM (cost per thousand) is $2.50, which by some measures is only 1/10 the cost of comparable placements in newspapers. This cost is so low because the sheer expanse and variety on the Internet can dilute the value of ads. However, the ability to target ads to the characteristics of the web user greatly increases the value of an ad for the advertiser. Instead of a shotgun approach to reaching a desired audience, the advertiser becomes a marksman with behavioral targeted ads operating like a fully scoped rifle. The value correspondingly increases to an advertising CPM of $10.00, a fourfold increase.

Importantly, the value of behavioral targeted advertising does not just accrue to the advertisers. Theoretically, the market value of internet real estate as a whole, for both publicly traded and privately held internet companies, also rises with the increase in the value of advertising. This increase in value applies to all internet sites, but proportionally more for advertising supported sites because of their higher leverage to advertising revenue. Whether that value rises fourfold is debatable; however, any market value increase will be material to the shareholders of internet companies.

Modavox Portfolio Detail

METHOD AND SYSTEM FOR ADDING FUNCTION TO A WEB PAGE
Initial Patent
Patent #:      6594691
Filing Date:  10/28/1999

Continuation #1
Patent #:      7269636
Effective Date:  10/28/1999
 Issue Date:  09/11/2007

Assignment: Modavox, Inc.
4636 E. University Dr., Ste 275
Phoenix, AZ 80354
Phone: 602.648.6080
Fax: 602.648.6081

Related and Pending 6594691 Filings:
Filed: 08/17/2007	Divisional Filing – Positive Indication on Issuance from U.S.P.T.O.
“Appliance” Patent Filed with Petition to Make Special

Filed: 09/17/2007	2nd Continuation Filing - Pending

Brief Chronology of Modavox Patents

Modavox is the owner of two issued U.S. patents, specifically U.S. Patent No. 7,269,636 issued September 11, 2007 entitled "Method and code module for adding function to a Web page" (the '636Patent") and U.S. Patent No. 6,594,691 issued July 15, 2003 entitled "Method and system for adding function to a web page" (the "691 Patent"). The '636 Patent issued as a continuation of the application for the '691 Patent. The independent claims that issued in each of the '691 and '636 Patents and which are asserted in the Tacoda litigation are set forth below. The dependent claims of the '636 Patent is also set forth below.

The '691 Patent was originally filed on October 28, 1999 with Claims 1-29, with three independent claims. In a first office action, the U.S. Patent Examiner rejected all of Claims 1-29 under 35 U.S.C. 103(a) as being obvious in view of combinations of cited prior art. In response to the Examiner's first office action, Modavox (through its patent counsel, Jordan Meschkow) filed an amendment that 1) amended the drawings; 2) replaced five paragraphs in the specification, and 3) amended Claims 1-3, 6, 7, 11 and 20. Claim 1 was amended to require that the downloading step is performed by a web browser and that the second code module is responsive to "first information" and "second information." Claim 20 was amended to include the limitation that the second computer readable code module is responsive to the first and second "information" and that a comment tag informs the web browser to ignore the initiating means. During a telephone interview on March 21, 2003 between the Examiner and Mr. Meschkow, agreement was reached on the allow-ability of the claims, as amended, with the addition of the "assembling" and the "downloading" step in Claim 1 and the deletion of the language in claims 1 requiring that the "second code module being responsive to said first and second information" which resulted in the allowance of claim 1, as issued in the '691 Patent. Original Claim 20 was amended to add the elements of "means for assembling" and "means for downloading" and deleting the element that required the "second computer readable code module being responsive to said first and second information." These amendments resulted in the allowance of claim 20, which issued as claim 19 in the '691 patent.

The '636 Patent was filed as a continuation of the '691 Patent and, thus, enjoys the benefit of the October 28, 1999 priority date of the parent '691 Patent. An office action was issued by the U.S. Patent and Trademark Office that rejected all of the originally filed continuation claims based upon a double patenting rejection and a prior art rejection. In response, Modavox filed a terminal disclaimer disclaiming the terminal part of the '636 Patent extending beyond the expiration of the '691 Patent and amended the pending claims and added new claims. In a subsequent telephone interview between the patent examiner and Mr. Meschkow, agreement was reached on the allow-ability of certain claims, with the cancellation of other claims. In significant part, allowance of the claims in the '636 Patent appears based upon the distinction over the prior art that in the prior art the "Web browser does not initiate execution of the second code module .... Rather, as recited in claim 1, the first code module issues a second command to initiate execution of the second code module."

(Amendment 3/27/07, p. 14).
Independent Claim in Suit: '691 Patent:

21. A computer network comprising a first processor platform for maintaining a Web page accessible through a Web address, said Web page including a first code module embedded therein,  and a second processor platform in communication with said first processor platform via a network connection, said second processor platform supporting a Web browser, said Web browser being configured to download said Web page and execute said first code module, wherein: said first code module issues a first command to retrieve a second code module .1 ; and said computer network further comprises a server system in communication with said second processor platform for receiving said first command, said server system including: a database having stored there in a service response in association with said Web address; a processor, in communication with said database, for assembling said second code module having said service response; and means for communicating said second code module to said second processor platform, such that upon retrieving said second code module,  said first code module issues a second command to initiate execution of said second code module at said second processor platform.

PATENT ATTORNEY
Meshcow and Gresham, P.L.C.

Jordan Meshcow

A registered patent attorney, Mr. Meschkow has a background in mechanics, biology, and chemistry and specializes in all legal aspects of intellectual property.  In addition, Mr. Meschkow has experience with the following:

s	Obtaining patent, trademark, and copyright protection
s	Licensing and enforcement of patent, trademark, and copyright protection in biotech, electronic hardware, computer software, mechanical, and telephony fields.

Mr. Meschkow is also a member of both the Arizona and Florida Bars, various courts including the Court of Appeals for the Federal Circuit, and the American Intellectual Property Law Association.

LITAGATION ATTORNEYS
Rosenbaum & Associates, P.C. and Shaub & Williams, LLP.

David Shaub’s firm, Shaub and Williams, LLP, and Rosenbaum & Associates has been collectively retained by Modavox for the purpose of providing complete legal services and functions related to all of our active ligation regarding infringement of the Modavox patents and infringement by Tacoda as asserted in Modavox' lawsuit pending against Tacoda in the United States District Court for the Southern District of New York.

Technology and Product Development

Internal Use of Proprietary Technology

Modavox is effectively the “Customized Content Company,” as our patents cover a technology process and a software application system that enables any networked delivered content to be customized based on end user criteria. In other words an end-user accessing a website may be delivered custom video, audio, and other content that is customized based on geographic location, gender, age, or any other predetermined parameter. This technology invention has been used by Modavox in applications including:

Online Application	Established Targeting Technology Application

E-Learning Platform	Learners Receive Customized Content in E-Learning
Video & Audio Broadcasting Networks	Users Receive Customized Media Content
Advertising Platform	Users Receive Advertising Content Based on Demographics
Internet Radio Platform	Users Receive Radio Content Based on Geographic Location
Enterprise Platform	A Politician Communicates to Voters Based on ZIP Code.

We have established application of our technology and will actively pursue and maintain our growing book of business through relationships with existing E-Learning clients including Merrill Lynch, Allergan, and Genentech. Additionally, our Advertising Platform is utilized by a number of major newspaper operations in Arizona, including Gannett’s leading site azcentral.com and other leading news operations, including the Detroit Free Press. Our Video & Audio Broadcasting products are used by ABC, NBC, CBS and FOX affiliates across the United States.  We also operate the largest and leading independent Internet talk radio networks at VoiceAmerica.com and WorldTalkRadio.com. Our invention is proven in a diverse group of Internet applications all of which we believe have direct utility for use by clients in these and other industry verticals.

Registered Brands & Trademarks

Modavox is the owner of Trademark Registration No. 2,397,385 for the word-mark BOOMBOX® RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network.”

TRADEMARKS & BRANDING
BoomBox® Radio
BoomBox® Video
Modavox E-Learning Platform™
Modavox Enterprise Platform™
VoiceAmerica Networks
VoiceAmerica Business
VoiceAmerica Health & Wellness
VoiceAmerica Sports
World Talk Radio
StreamSyndicate
StreamSafe
Surfnet®

Hosting Agreements

Content is delivered and maintained on the internet through a series of specialized computer servers maintained for that purpose (“Hosting Services”).  Hosting Services for our Broadcast Media Division productions and the content delivered from our Interactive Agency Division products are provided by us through hosting agreements with Limelight Networks, Inc. (“Limelight”), RackSpace Hosting (“RackSpace”), and Hostway Corporation (“Hostway”). We purchase storage, hosting, and bandwidth transfer from these companies based upon the different needs of the content that is being delivered to the internet. The cost of these Hosting Services is included in fees charged to radio talk show hosts and is billed to Interactive Agency Division customers based upon specific contracts. These relationships with Limelight, RackSpace, and Hostway provide a scalable, up-to-date hosting infrastructure and a secure network of dedicated media servers that allow our customers’ content to reach end users.

The agreement with Limelight is a 12 month agreement, ending in May 2010. The Agreement with RackSpace and the agreement with Hostway are on a month-to-month basis. We are billed each month by Limelight based upon our usage and our monthly commitment, and we are billed each month by Hostway on a fixed basis. Any disruption of service with Limelight or Hostway would adversely affect our business.

Competition:

Many of our current and potential competitors have longer operating histories and greater name recognition and resources than we do and may undertake more extensive marketing campaigns. In addition, these competitors may adopt more aggressive pricing policies than we do. Also, these competitors may devote substantially more resources to developing new products than we do.

Our Network Division faces formidable competition, particularly from large Internet radio companies that provide a wide variety of programming. We also face competition from Internet companies focused exclusively on talk radio. The large companies include:

AOLRadio
SiriusSatelliteRadio
XMSatelliteRadio
ClearChannelRadio
CBSRadio
Brightcove
KitMedia

Among Internet Talk Radio companies, our top competitor is BlogTalk. We believe that we compete against these companies based upon the quality of our BoomBox® Radio Platform, Patented Customization capabilities, and our name recognition.

There are a large number of companies that produce and distribute content online in competition with our Interactive Products Division. Many of these companies are much larger and have far greater resources. Companies that compete with our Interactive Products Division include:

Brightcove
TremorMedia
Magnify
Swamcast
Movenetworks
Ivtweb.com
Avacast
ActiveVideo
Gumu
Ignitetech
Mogulus
Endavo
Ooyala

We believe that we compete with these companies based upon the performance of our software, our patented infrastructure, and our ability to customize products for individual client needs. Our personnel and the quality of our partners and tenure in the space create formidable barriers to entry.

Governmental Approval

Broadcasting over the Internet does not currently require governmental approval in the United States. We are not aware of any foreign laws to which we are subject that require formal governmental approval, licensing or other authorization.

Clients

We do not rely on a few major customers. Our ten largest customers accounted for 10% of our revenue during the year ended February 28, 2009.

Software Development

We have established application of our technology, through internal and outsourced production methods, and will actively pursue and maintain our growing book of business through relationships with existing E-Learning clients including Merrill Lynch, Allergan, and Genentech. Additionally, our Advertising Platform is utilized by a number of major newspaper operations, including Gannett. Our Video & Audio Broadcasting products are used by ABC, NBC, CBS and FOX affiliates across the United States.  We also operate the largest and leading independent internet talk radio networks at VoiceAmerica.com and WorldTalkRadio.com. Our invention is proven in a diverse group of internet applications all of which we believe have direct utility for use by clients in these and other industry verticals. We believe that these resources are adequate to meet our current needs and that any additional resources that may be necessary can be obtained by hiring additional employees or by outsourcing either domestically or on a foreign basis.

Employees

As of June 1, 2009 Modavox employs 45 associates, 27 being sales executives and executive producers, and 10 associates providing support services and engineering services to our clients. Our administration and executive managers provide the remaining team members which include accounting, technology development, and reception. We outsource some of our technology development, which is currently under a 12 month contract with our vendor. We have no labor union contracts and believe relations with our employees are satisfactory.

Available Information

You can find more information about us at our Internet web site at (http:// www.modavox.com). Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our current reports on Form 8-K which are available from the Securities and Exchange Commission EDGAR web site at (http://www.sec.gov). All of these reports are available free of charge on our internet website as soon as reasonably practicable after we file such material electronically with the SEC.

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

ITEM 1A.  RISK FACTORS

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

We cannot assure you that we will be able to develop the infrastructure necessary to achieve the potential sales growth in our Interactive Products Division.

Achieving revenue growth in the Interactive Products Division will require that we develop additional infrastructure in sales, technical and client support functions. We have attempted to build the system using in house leadership, however, as of this date we have not been successful. We cannot assure you that we can develop this infrastructure or will have the capital to do so. We will continue to design plans to establish growth in our Interactive Products, adding Sales Executives, Sales Force development, and focus on Interactive Media Division Leadership which remains unproven; all of these ideas are untested at this time.

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

The markets that we are targeting for revenue opportunities may change before we can access them.

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

Our success depends on providing products and services that people use for a high quality internet experience. Our competitors are constantly developing innovations in web searching, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that people will use. We are unable to develop code in house and we rely almost entirely on outsourced and overseas development teams. If we are unable to predict user preferences or industry changes, if we are unable to manage our projects or product enhancements, or if we are unable to modify our products and services on a timely basis, we may lose users, customers and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users, customers and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market.

If we fail to manage our anticipated growth, our business and operating results could be harmed.

If we do not effectively manage our anticipated growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. We have not historically been able to deliver products, internal and external, in a timely fashion or up to the quality standards of certain clients. To effectively manage our potential growth, we will need to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. We have not fully reviewed and assessed the potential intellectual claims centered on our latest asset purchases, mergers, or acquisitions to evaluate any technology licenses required. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

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

Our success will depend on the continued growth and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase or if existing or future internet users access the internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

Our operating results may fluctuate.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

•	Our ability to compete effectively.
•	Our ability to continue to attract customers.
•	Our ability to attract revenue from advertisers and sponsors.
•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure.
•	General economic conditions and those economic conditions specific to the internet and internet advertising.
•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.
•	The success of our product expansion.
•	Our ability to attract, motivate and retain top-quality employees.

Our stock price is volatile, and you may not be able to resell your shares at or above the price you paid.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations.
•	Disruption to our operations.
•	The emergence of new sales channels in which we are unable to compete effectively.
•	Commencement of, or our involvement in, litigation.
•	Any major change in our board or management.
•	Changes in governmental regulations or in the status of our regulatory approvals.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease 1,762 square feet and 7,726 square feet of space in two locations in Tempe, Arizona for administrative, sales and technical personnel under leases that expires in February 2011. Approximately 1,450 square feet of office space in Tucson, Arizona is leased for sales and technical personnel expiring in 2011. Management believes that these facilities are adequate for current operations.  In December 2008, we consolidated our Las Vegas and San Diego offices to allow for better communication and our revenue growth strategies.  Our lease in Las Vegas was month to month and we provided a buyout for the San Diego offices equal to the remaining terms of the lease with a clause which allows for remuneration if the space is sublease to another party during the term.  The buyout called for 300,000 shares of Modavox Common Stock.  The total cash buyout is consentient with the amount owed on the lease through the term.  The fair value of the 300,000 shares is $552,000 and was recorded as a lease termination expense at February 28, 2009.

ITEM 3. LEGAL PROCEEDINGS

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against us in Atlanta, GA sighting breach in the settlement agreement between both parties on March 21, 2006. This matter has been resolved.

On March 20, 2008, a former investor began AAA arbitration proceedings against us in Maricopa County, AZ seeking enforcement of terms pursuant to the former Chief Executive Officer and Chairman stock option assignment presumably in late 2007. The individual filed AAA proceedings following a request by Modavox to provide a fully executed Stock Option Agreement, bona fide statement of consideration for the assignment, and withholding taxes required by the Internal Revenue Service. This matter has been resolved.

On May 16, 2008, Modavox issued a Cease and Desist letter to the AOL, LLC President & Chief Operating Officer. We advised of the possible expansion of our current action against Tacoda to include AOL, LLC if they intended to utilize the Tacoda Advertising process throughout the AOL, LLC “Platform A”  as described in recent publications and news releases. We informed AOL, LLC that a non-exclusive license to the patents-in-suit is available; however in the absence of a license AOL, LLC’s published intention to make the Tacoda solution available across the Platform-A Network would in fact infringe upon well identified patents.

On May 23, 2008, we issued a Cease and Desist letter to AOL, LLC related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX® RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network.” The use of BOOMBOX® for entertainment services is believed by management to be an infringement of its rights in the BOOMBOX® RADIO mark for identical services. AOL’s use of the near identical mark may cause confusion or deceive the public into thinking AOL’s services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX® cursive.  The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. On September 10, 2008, we filed a complaint against AOL, LLC at the U.S. District Court, Central District of California, for infringement of our trademark BOOMBOX® RADIO.   On January 21, 2009, we filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our word-mark BOOMBOX® RADIO and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Per court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, where our complaint against Tacoda, Inc. for infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636 is pending. As of May 14, 2009, the AOL action has been assigned to a new judge in the New York District Court and remains unresolved as does the action against Tacoda.

On June 6, 2008, we issued a Cease and Desist letter to Sirius Satellite Radio related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX® RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network.” The use of BOOMBOX® for entertainment services is believed by management to be an infringement of our rights in the BOOMBOX® RADIO mark for identical services. Sirius Satellite Radio’s use of the near identical mark may cause confusion or deceive the public into thinking Sirius services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX® cursive. The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. As of June15, 2009, the matter remains unresolved.

On April 28, 2009, we issued a Cease and Desist letter to Yahoo, Inc. related to our U.S. Patent Nos. 6,594,691 and 7,269,636. The invention described and claimed by these patents relates to methods and systems for delivery of selected content from a network to a web page visitor. Over the past year, Yahoo has been deploying Blue Lithium’s technology which involves targeting for internet marketers and Web site publishers by delivery of ads based upon behavioral, contextual and demographic visitor parameters and preferences. This technology results in the customized content delivery accomplished in a manner which Modavox believes falls within the scope of one or more claims of each of the ‘691 and ‘636 patents.  Accordingly, we have concluded that Yahoo and its Blue Lithium division are infringing one or more claims of both the ‘691 and the ‘636 patent.  The remedies available to us include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action. As of June 15, 2009, the matter remains unresolved.

If unsuccessful, these claims may materially and adversely affect our business and may result in dilution to our shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for approval during fiscal year 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the year ended February 28, 2009, our common stock traded on the OTC Bulletin Board Market under the symbol “MDVX." The following table sets forth the quarterly high and low reported last bid prices for our common stock during each quarter of fiscal year 2009 and 2008:

Fiscal Year 2009	High	Low

First Quarter ended May 31, 2008	$1.95	$1.47
Second Quarter ended August 31, 2008	1.90	1.44
Third Quarter ended November 30, 2008	1.80	1.18
Fourth Quarter ended February 28, 2009	2.18	1.36

Fiscal Year 2008

First Quarter ended May 31, 2007	$1.92	$1.30
Second Quarter ended August 31, 2007	1.90	1.38
Third Quarter ended November 30, 2007	1.65	1.18
Fourth Quarter ended February 29, 2008	1.75	1.01

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Subsequent to fiscal 2009, Modavox completed the following transactions:

1)	Modavox issued 1,499,691 shares for cash.
2)	Modavox issued 254,799 shares for services.
3)	Modavox issued 169,362 shares to former employees under cashless exercise of options.
4)	Modavox issued 948,572 warrants for services and to investors.

WARRANTS

The Company has issued all such securities in reliance on Section 4(2) of the Securities Act of 1933, as amended.

As of June 15, 2009, the number of holders of record of our common stock was approximately 342.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 28, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options.	Weighted - average exercise price of outstanding options.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	-0-	N/A	N/A

Equity compensation plans not approved by security holders	1,225,000 shares of common stock	$0.62	-0-
	4,300,000 shares of common stock	$0.25	-0-

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

The per share exercise price of the common stock is subject to an incentive stock option or non-qualified option and may not be less than the fair market value of our common stock on the date the option is granted. The per share exercise price of our common stock is subject to a non-qualified option that will be established by the board of directors. The aggregate fair market value, determined as of the date the option is granted, of our common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $1,000,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of our stock is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of our common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

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

Options under the Plan must be granted within ten years from the effective date as amended in the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant, and incentive stock options issued to 10% or greater stockholders are limited to five-year terms. Options granted under the Plan may provide for the payment of the exercise price in cash or by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may possibly exercise all of his stock options with no additional investment other than his original shares.

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

During the year ended February 28, 2009, Modavox granted 1,732,296 options exercisable into unregistered shares of common stock at $1.50 per share. These options, consistent with those granted during the year ended February 28, 2007, vest over 5 years however have a five year term. Modavox did not recognize an expense for these options grants as the first vesting date occurs following the fiscal year ending February 28, 2009.

During the year ended February 28, 2009, Modavox also granted 427,342 options exercisable into unregistered shares of common stock at $0.55 per share to a former employee. The options originate from a 2006 agreement that has been under dispute and were considered to have a “Remote” chance under SFAS 5 to be issued. It became probable that Modavox would have to issue these options when the settlement agreement was signed into in fiscal 2009. These options have a life of 10 years, and vest immediately.

EMPLOYEE STOCK OPTIONS

On February 28, 2009, we had 5,465,794 of these options outstanding. For the period ended February 28, 2009, we recognized $888,653 in expense.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

During the year ended February 28, 2009, we raised $1,672,353 of capital to further our operational and patent related initiatives. We ended our fiscal year with cash  of $374,696 and working capital deficit of $1,302,471, stockholder’s equity of $2,887,134. Although we recorded a net loss for fiscal 2009 of $5,325,510, this net loss included depreciation and amortization expense of $869,563 and stock option expense of $888,653. The company realized a decrease in legal expense over 2008 which is due to our patent strategy, internal reviews, and legacy related matters. The legal expense to our company for fiscal 2009 was $714,594, excluding $353,000 capitalized for patent defense cost, compared to $849,083 in 2008.

We believe that as a result of our business strategy for the Network Division, we have the potential for sustainable growth and profitability for that division. We believe that the recent asset purchases of RadioPilot and World Talk Radio will enhance our ability to achieve that potential. We also believe that we have validated our strategic assumption that our patented and proprietary software technology may be utilized to create salable products for the Interactive Products Division. However, we have not, as yet, developed a sales infrastructure, distribution, and fulfillment strategy that will allow us to project sustainable growth and profitability from the Interactive Products Division. Development and execution of an appropriate sales and distribution strategy for our Interactive Products Division will be required before we can achieve sustainable growth and profitability for the Company. We have made strides with the Interactive Products Division subsequent to February 28, 2009 with the emergence of and dedication to the product line that in Fiscal 2009 will provide us with a large client base, best of breed software, and patented infrastructure. We believe with additional leadership and management resources our efforts will be realized with increased revenues, unique visitation increases, and additional clients to serve.

During the year ended February 28, 2009, revenues consisted of talk radio production fees and related sponsorship revenue, and revenue from the sale of Interactive Products Division products and related Hosting.

Operating expenses are primarily third party software production costs, third party hosting costs for Interactive Products Division products and our talk radio network operating costs. These costs are principally the cost of technical personal and fees paid to third parties for hosting services.

Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for sales, marketing, accounting, and administrative personnel, as well as other general corporate expenses such as rent communication and legal and accounting fees. Our litigation with Tacoda, defense of our trade names, patent related costs, internal reviews and examinations, and other onetime fees provided a large percentage of the costs associated with our business. We feel these expenses will continue to tax the overall operation until legacy and patent related matters are resolved.

Results of Operations

The discussion of the results of operations compares the fiscal year ended February 28, 2009 with the fiscal year ended February 29, 2008, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

2009 Versus 2008

For the year ended February 28, 2009, gross revenues were $2,663,941, a decrease of $153,753 over 2008 revenues of $2,817,694. Revenues decreased in the Interactive Division because of the strategic focus on our patent and IP. As a result we have extended the reach of our Interactive Products Enterprise Communication Software which is primarily our BoomBox® Video product and related hosting. In the fourth quarter of 2009 we finalized an internal control policy related to collections which required a write of certain accounts that had been in the reserve for doubtful accounts for more than year.

Operating expenses for 2009 were $1,377,969, compared to $1,468,183 for 2008. Operating expenses decreased for fiscal 2009 due to better management control over expenditures related to sales.  Modavox renegotiated contracts with content management and hosting vendors in an effort to decrease overall sales expenses.  The interactive department focused most of its efforts on the IP and patent which resulted in a significant reduction of outsourced development hours and reduced commissions.

Selling general and administrative expenses for the year ended February 28, 2009 were $3,974,531 and $3,342,960 for the year ended February 29, 2008.

Depreciation and amortization expenses increased to $869,563 in 2009 from $639,776 in 2008 due principally to the increase in software amortization expense arising from the software developed internally and acquired externally during fiscal 2008 and 2007.

Impairment in the amount of $729,000 was recorded for the year ended February 28, 2009 on the Goodwill related to Kino acquisition. No such expense was recorded for fiscal 2008.

Bad debt expense for the year ended February 28, 2009 were $557,764 and $121,136 for the year ended February 29, 2008.

During 2009, we terminated one of our leases and incurred a lease termination expense in the amount of $489,845. No such expense was recorded for fiscal 2008.

Interest expense, net of interest income was $9,221 compared to net interest income of $153,995 in the prior year.

The net loss was $5,325,510 in 2009 compared to $3,304,005 in 2008 due to decreased costs associated onetime accounting related items. Although our legal expenses related to our patent protection and legacy matters increased our onetime fees moving forward on such items should be considerably lower in the future. In addition to the aforementioned increased operating and legal costs we experienced stock option expenses of $888,653, consulting related shares for services of $87,500.

Liquidity and Capital Resources

Cash generated from revenues exceeded our cash based operating expenses. During fiscal 2009, we raised $1,672,353 of capital through the issuance of unregistered shares of common stock.

As of February 28, 2009, we had cash balances of $374,696 and working capital deficit of $1,302,471. We do not believe that this liquidity is adequate to fund our current operations without supplemental funds from sales of our equity. Due to the sustained and substantial progress in the procurement of necessary working capital required to meet operating and general corporate expenditures, and the resolution of multiple cost intensive legacy legal related matters, Modavox believes it will have enough cash flow from operations and financing activities to continue for the next twelve months. The company has had substantive discussions with existing warrant holders and or prospective financing sources which lead it to believe it will have the capital necessary to not only maintain current operations, but also to develop and implement a growth strategy in its core businesses as well as ensuring a vigorous effort in protecting its Intellectual Property.

During the fiscal year ending February 28, 2009, we retired our outstanding bank loan and we do not intend to use those funds or request an increase to the bank loan in 2010.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported if future events indicate that different assumptions should have been used or uncertainties are resolved differently than currently anticipated. The following describes the assumptions involved in these accounting policies:

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $3,447,000 deferred income tax asset that relates to net operating loss carry forwards at February 28, 2009. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax assets.

We evaluate the impairment of long lived tangible and intangible assets, including goodwill,  in accordance with SFAS 144 and SFAS 142 in order to determine whether a write down of the applicable long lived asset is required. This evaluation requires that we estimate future cash flows in order to evaluate whether any impairment has occurred. Due to the nature of estimates, actual cash flows will vary from those estimated.

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

ITEM 8. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008.	F-2

Consolidated Statements of Operations for the years ended February 28, 2009 and
February 29, 2008.	F-3

Consolidated Statement of Stockholders' Equity for the years ended February 28, 2009 and February 29, 2008.	F-4

Consolidated Statements of Cash Flows for the years ended February 28, 2009 and
February 29, 2008.	F-6

Notes to Consolidated Financial Statements	F-8 -- F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Modavox, Inc.
  Phoenix, AZ

We have audited the accompanying consolidated balance sheets of Modavox, Inc. as of February 28, 2009 and February 29, 2008, and the consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Modavox is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Modavox’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modavox, Inc. as of February 28, 2009 and February 29, 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
June 15, 2009

MODAVOX, INC.
CONSOLIDATED BALANCE SHEETS
	February 28,	February 29,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$374,696	$657,174
Accounts receivable, net of allowance for
doubtful accounts of $436,000 and $245,000, respectively	818,836	1,120,456
Prepaid expenses and other current assets	30,816	18,019
Total current assets	1,224,348	1,795,649

Property and equipment net of accumulated depreciation of
$587,261 and $315,267 , respectively	585,861	507,514
Goodwill	386,746	1,115,746
Software and patents, net of accumulated amortization of
$1,388,221 and $790,652 , respectively	2,868,998	2,464,841
Deposits	348,000	-

TOTAL ASSETS	$5,413,953	$5,883,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,105,429	$672,641
Accrued liabilities	663,802	150,987
Line of credit	-	19,590
Deferred revenue	742,014	874,622
Related party note payable	15,574	23,867
Total current liabilities	2,526,819	1,741,707

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
44,863,064 and 39,843,600 shares issued and
outstanding, respectively	4,486	3,984
Additional paid-in capital	21,347,573	17,384,633
Stock subscription receivable	-	(107,159)
Accumulated deficit	(18,464,925)	(13,139,415)
Total stockholders' equity	2,887,134	4,142,043

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,413,953	$5,883,750

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended
	February 28,	February 29,
	2009	2008

REVENUE	$2,663,941	$2,817,694

COSTS AND EXPENSES
Operating Expenses	1,377,969	1,468,183
Selling, general, and administrative	3,974,531	3,342,960
Depreciation and amortization	869,563	639,776
Impairment	729,000	-
Bad debt expense	557,764	121,136
Lease termination expense	489,845	-

Total costs and expenses	7,998,672	5,572,055

OPERATING LOSS	(5,334,731)	(2,754,361)

OTHER INCOME (EXPENSES)
Interest income (expense), net	9,221	(153,995)
Impairment of subscription receivable	-	(395,649)

Total other income (expenses)	(9,221)	(549,644)

NET LOSS	$(5,325,510)	$(3,304,005)
NET LOSS PER SHARE – basic and diluted	$(0.13)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	41,874,738	37,979,062

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	Common Stock		Additional			Total
	Number		Paid-in	Stock	Accumulated	Shareholders'
	of Shares	Total	Capital	Subscription	Deficit	Equity

Balances, February 28, 2007	36,069,203	$3,607	$14,318,067	$(402,808)	$(9,835,410)	$4,083,456

Common stock issued for purchase of World Talk Radio assets	900,000	90	1,259,910	-	-	1,260,000
Common stock issued for:
Cash	2,022,376	202	851,181	(100,000)	-	751,383
Services	650,000	65	468,435	-	-	468,500
Common stock issued for warrant cashless exercise	140,140	14	(14)	-	-	-
Common stock issued for settlement of accounts payable	61,881	6	55,687	-	-	55,693
Employee stock option expense	-	-	141,796	-	-	141,796
Warrants granted for services	-	-	289,571	-	-	289,571
Impairment of subscription receivable	-	-	-	395,649	-	395,649
Net loss	-	-	-	-	(3,304,005)	(3,304,005)
Balances, February 29, 2008	39,843,600	3,984	17,384,633	(107,159)	(13,139,415)	4,142,043

Common stock issued for:
Cash	3,177,801	318	1,672,035	-	-	1,672,353
Services	50,000	5	87,495	-	-	87,500
Common stock issued for warrant cashless exercise	99,353	10	(10)	-	-	-
Common stock issued for option cashless exercise	952,310	95	(95)	-	-	-
Common stock issued to placement agent	60,000	6	(6)	-	-	-
Common stock issued for purchase of Avalar assets	150,000	15	277,485	-	-	277,500
Common stock issued for deposit on purchase of New Augme	200,000	20	347,980	-	-	348,000
Contingent shares issued for purchase of WTR assets	30,000	3	52,497	-	-	52,500

Common shares issued for termination of lease agreement	300,000	30	551,970	-	-	552,000
Employee stock option expense	-	-	888,653	-	-	888,653
Warrants granted for services	-	-	84,936	-	-	84,936
Proceeds from subscription receivable	-	-	-	107,159	-	107,159
Net loss	-	-	-	-	(5,325,510)	(5,325,510)
Balances, February 28, 2009	44,863,064	$4,486	$21,347,573	$-	$(18,464,925)	$2,887,134

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	FEBRUARY 28,	FEBRUARY 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,325,510)	$(3,304,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	869,563	639,776
Bad debt expense	557,764	121,136
Common stock issued for termination of lease	552,000	-
Common stock issued for services	87,500	468,500
Impairment of goodwill	729,000
Impairment of subscription receivable	-	395,649
Loss on settlement of accounts payable	-	40,778
Stock option expense	888,653	141,796
Warrants granted for services	84,936	289,571
Write-off of intangible asset	-	13,719
Changes in operating assets and liabilities:
Receivables	(256,144)	(767,099)
Prepaid expenses and other current assets	(11,051)	(3,904)
Accounts payable and accrued expenses	727,353	443,132
Deferred revenue	(132,608)	506,126
Net cash used in operating activities	(1,228,544)	(1,014,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(352,087)	(296,271)
Cash paid for purchase of intangible assets	(100,476)	(27,162)
Patent defense cost	(353,000)	-
Net cash used in investing activities	(805,563)	(323,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	1,672,353	751,383
Proceeds from subscription receivable	107,159	-
Payments on line of credit	(19,590)	(410)
Net proceeds from (payments on) related party note payable	(8,293)	23,867
Net cash provided by financing activities	1,751,629	774,840

NET CHANGE IN CASH AND CASH EQUIVALENTS	(282,478)	(563,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	657,174	1,220,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$374,696	$657,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
Purchase of Avalar assets with common stock	277,500	-
Purchase of World Talk Radio assets with common stock	-	1,260,000
Shares issued for subscription receivable	-	100,000
Shares issued for settlement of accounts payable	-	14,915
Shares issued for deposit on New Augme purchase	348,000	-
Contingent shares issued for purchase of Avalar assets	122,000	-
Contingent shares issued for purchase of World Talk Radio Assets (30,000 issued and 55,000 accrued)	148,750	-

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Modavox, Inc., a Delaware corporation, produces and distributes audio video streaming products over the internet. Modavox has two distinctive product lines, the Interactive Products division and the Interactive Network Division. On March 3, 2007, Modavox acquired the assets of World Talk Radio, Inc., a producer of online talk radio in San Diego, California. On May 3, 2008, Modavox acquired assets (RadioPilot) from Avalar, an online internet radio software, which we subsequently integrated with our patented invention and other various branded ascetics. In December 2008, Modavox consolidated the Las Vegas, San Diego, and Corporate Officers and terminated the lease with both Brento Corporation and Sun Media.

The financial statements include the accounts of Modavox and its wholly owned subsidiary Kino Acquisition Sub, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Modavox, Inc. and its controlled subsidiaries. Equity investments in which Modavox exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which Modavox does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Cash and Cash Equivalents

Modavox considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Revenue from Modavox’s Interactive Products Division is based upon the terms of individual contracts and includes revenue from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and company websites.

Contracts may include single deliverables such as production and delivery of media content, hosting, fees from content retention or fees from online advertising content, or may include multiple deliverables such as custom software creation, audio production, delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recorded pro rata over the term of the media content production and delivery or hosting period.  Multiple deliverable contracts are evaluated under EITF 00-21 and SOP 97-2 to determine whether they meet the separation criterion for recognition of each deliverable as a separate unit.

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

Revenue from Modavox’s Internet Radio Division is based upon the terms of individual contracts and includes revenue from the production and delivery of online media content, revenue from the creation of individual host destinations using the company’s software for online content delivery functionality, fees for hosting content, either in connection with the production and delivery or as content retention of cancelled or hosts not producing original content, and fees for producing enhancement offerings such as website or database design. Modavox has begun to provide the RadioPilot Platform as a branded Private Label product to clients. Revenue from the RadioPilot offering is based upon the terms of individual contracts and includes revenue from the production and delivery of online media content, revenue from the build out of the branded RadioPilot environments, and integration of the product through third party websites.

Stock-Based Compensation

On March 1, 2006, Modavox began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. Modavox accounts for share based payments to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Loss per Share

Modavox computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period, assuming full dilution. As of February 28, 2009, there were potentially dilutive securities of options exercisable into 3,489,959 shares of common stock, and warrants exercisable to purchase 5,373,349 shares of common stock.  However, the computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on the calculation of earnings per share as the inclusion of these outstanding warrants and stock options would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

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

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

•
Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

•
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The adoption of FAS 157 did not have an effect on Modavox’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how Modavox values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs.
As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Modavox’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Accounts Receivable

Modavox's accounts receivable balances are due from customers throughout the United States. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Due to the length of hosting agreements with our Internet Radio Division, our clients typically provide payments up front or through the length of their hosting agreement which is up to twelve months. Accounts receivables for these hosts are not due under standard 30, 60, 90, 120 day intervals in some cases however are outstanding 30 and 60 days following the payment terms of the individual contract. After 90 days of inaction of a host contract Modavox deems these amounts past due.

For our Interactive Agency accounts receivable payments are due within 30 days and are stated as such on the contracts and invoices sent to clients. After 90 days of inaction Modavox deems these amounts past due.

Modavox determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, Modavox's previous loss history, the customer's current ability to pay its obligation to Modavox, and the condition of the general economy and the industry as a whole. Our allowance for doubtful accounts was $436,273 and $245,000 as of February 28, 2009 and February 29, 2008 respectively.

Property and Equipment

Property and equipment consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 4 years. Depreciation expense was $271,993 and $168,816 for the years ended February 28, 2009 and February 29, 2008, respectively.

Property and equipment consisted of the following at February 28, 2009 and February 29, 2008:

	2009	2008
Furniture	$70,606	$44,956
Computers, software, production equipment	1,033,368	708,677
Phone systems	30,688	30,688
Leasehold improvements	38,460	38,460
Total	1,173,122	822,781
Accumulated depreciation	(587,261)	(315,267)
Net	$585,861	$507,514

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

Goodwill, Intangible Assets, and Long-lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. Modavox has adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations,", SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144 “Impairment or Disposal of Long-Lived Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Modavox's annual impairment testing date is February 28.

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

Under SFAS No. 144, Modavox reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, Modavox evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. See Note 5 for the impairment recorded by the Company for the year ended February 28, 2009.

When incurring legal costs to sue other parties for infringing on the Company’s patents, or in defending against claims by other parties that our patents are not valid, Modavox capitalized those legal costs as additional costs of the patent where the Company determines victory is probable.  If the Company is ultimately unsuccessful, the costs are charged to expense. For legal costs that are capitalized, the value of any award received upon successful resolution of the legal action will first be recorded as a reduction of the capitalized legal costs, with any excess recorded as income.  For the year ended February 28, 2009, the Company capitalized $353,000 of legal costs related to our lawsuit against Tacoda as the company has determined victory to be probable.

Software and patents consisted of the following at February 28, 2009 and February 29, 2008:

	Useful Life in
	Months	2009	2008

Software	36 to 84	$3,743,923	$3,095,197
Trademarks	55	513,296	160,296

Total		4,257,219	3,255,493
Accumulated amortization		(1,388,221)	(790,652)

Net		$2,868,998	$2,464,841

During the year ended February 28, 2009 and February 29, 2008, Modavox recorded amortization expense on software and patents for $597,569 and $470,960, respectively.

Deferred Revenue

Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as deferred revenue.

Modavox relieves the deferred revenue balance and records revenue when the service or products have been performed and delivered in accordance with Modavox’s revenue recognition policy.

Income Taxes

The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement SFAS No. 141, Business Combinations (SFAS 141R), and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of this pronouncement will have on the Company’s operating results financial position or cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The effect of adopting of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

NOTE 3 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At February 28, 2009, for federal income tax and alternative minimum tax reporting purposes, the Company had approximately $10,200,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2029. The benefit could be subject to limitations if significant future ownership changes occur in the Company.

Deferred Tax Assets as of February 28, 2009 and February 29, 2008 are as follows:

	2009	2008

Deferred Tax Assets	$3,447,000	$2,598,000
Valuation Allowance	(3,447,000)	(2,598,000)
Net Deferred Tax Assets	-	-

NOTE 4 - ASSET PURCHASES

On March 1, 2007, Modavox purchased certain equipment and intangible assets from World Talk Radio, LLC (WTR), a San Diego based internet talk radio company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provided that another 100,000 common shares be retained in escrow for one year after the March 1, 2008.  As of February 29, 2008, 30,000 common shares have been released and recorded at a fair value of $52,500.  During the fiscal year, 15,000 of the escrow common shares were cancelled pursuant to a clause in the Brento lease termination agreement (See note 9 for more details).  The remaining 55,000 have been accrued for as of February 28, 2009 at a fair value of $96,250.  In addition, Modavox incurred $25,138 of fees associated with the transaction. Modavox valued the purchased property and equipment at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Modavox version. As a result, Modavox accounted for this transaction as an asset purchase and not an acquisition of a business.

In May 2008, Modavox purchased certain assets (RadioPilot) from Avalar, Inc., a Washington based internet radio software developer to enhance Modavox’s current BoomBox® Radio offering.  Modavox acquired the internet radio assets and enhancement platform for 250,000 shares and $50,000 cash. The purchase provides Modavox with all of the intangible assets and no liabilities of Avalar. These shares were valued at their fair value of $1.85 per share for a share value of $277,500 for the 150,000 issued immediately, while the purchase agreement provides that Modavox will hold in escrow 100,000 common shares for six months while Modavox implements the software and integrates the systems. These shares have not been issued as of February 28, 2009.  An accrual has been set up for the future issuance of these 100,000 common shares at its fair value of $122,000.  At the time of the purchase, Avalar had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they existed, were abandoned following integration and replaced with Modavox versions. As a result, Modavox accounted for the transaction as an asset purchase and not an acquisition of a business.

On January 16, 2009, Modavox and New Aug, LLC, a Delaware limited liability company doing business as Augme Mobile, entered into a Plan of Reorganization and Stock Purchase Agreement pursuant to which Modavox will acquire up to 100% of the assets of Augme Mobile in exchange for certain operating capital commitments and up to 3,666,667 shares of Modavox common stock.  In December, 2008, Modavox issued 200,000 shares as a non-refundable deposit on the sale pursuant to the parties’ Letter of Intent dated as of November 24, 2008.  The fair value of the shares is $348,000 and have been recorded as a deposit as of February 28, 2009.  The amended Closing Date for the transaction is scheduled to be on or before June 30, 2009.  As of June 15, 2009, this purchase has not closed.

NOTE 5 – IMPAIRMENT OF GOODWIL AND INTANGIBLE ASSETS

On March 1, 2006 Modavox acquired Kino Interactive Group, LLC, Modavox accounted for the transaction using the purchase method of accounting for business combinations. In the original purchase price allocation, Modavox allocated $1,115,746 to Goodwill.  At February 28, 2009, Modavox evaluated the Goodwill associated with the Kino reporting unit for impairment under SFAS No. 142 by estimating the fair value using a discounted cash flow model.  The estimated fair value of the reporting unit was less than the carrying value of the reporting unit requiring Modavox to determine the implied fair value of the Goodwill.  The implied Goodwill was $386,746 resulting in impairment of Goodwill of $729,000 which is reflected in the consolidated statement of operations.

NOTE 6 – LINE OF CREDIT

At February 29, 2008, Modavox had a line of credit with an unpaid balance of $19,590, which was due on demand and carried an interest equal to prime plus 4.25%.  During the year ended February 28, 2009, the bank note was fully repaid.

NOTE 7 – RELATED PARTY DEBT

On February 28, 2009, Modavox borrowed $15,574 from one of its officers. The loan is unsecured and due on demand with no stated interest rate. Subsequent to February 28, 2009, Modavox retired the unsecured loan.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK:

During fiscal 2008, Modavox completed the following transactions:

1)
 Modavox issued 900,000 shares to purchase all of the intangible assets of World Talk Radio LLC, a San Diego based internet talk radio company. These shares were valued at $1,260,000 based upon the market price at the date of purchase (see Note 4 for details).

2)	Modavox issued 2,022,376 shares for cash of $751,383.

3)	Modavox issued 650,000 shares for services valued at $468,500.

4)	Modavox issued 140,140 shares to investors under cashless exercise of warrants.

5)	Modavox issued 61,881 shares with a fair value of $55,693 to settle accounts payable totaling $14,915 resulting in a loss of $40,778 on the settlement.

During fiscal 2009, Modavox completed the following transactions:

1)	Modavox issued 3,177,801 shares for cash of $1,672,353.

2)	Modavox issued 99,353 shares to investors under cashless exercise of warrants.

3)	Modavox issued 952,310 shares to employees under cashless exercise of stock options.

4)	Modavox issued 150,000 shares to purchase the intangible assets of Avalar. These shares were valued at $277,500 based upon the market price at the date of purchase (see Note 4 for details).

5)
Modavox issued 30,000 shares with a fair value of $52,500 to World Talk Radio pursuant to contingent items that were completed.  The remaining 55,000 contingent shares have been accrued for as of August 31, 2008 with a fair value of $96,250. See Note 4 for details.

6)	Modavox issued 50,000 shares for services valued at $87,500.

7)	Modavox issued 60,000 shares to a placement agent for services related to a future equity offering.

8)	Modavox issued 200,000 shares to New Aug, LLC pursuant to an Asset Purchase Agreement. These shares were valued at their fair value of $348,000. See note 4 for details.

9)	Modavox issued 300,000 shares as lease termination fees. These shares were valued at their fair value of $552,000.

SUBSCRIPTION RECEIVABLE:

During fiscal 2008, Modavox wrote off uncollectible subscription receivable from prior periods in the amount of $395,649.

During fiscal 2009, Modavox received $107,159 from investors for the subscription receivable outstanding at the beginning of the year.

STOCK OPTIONS:

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

During fiscal 2008, Modavox completed the following transactions:

1)	No options were granted and 600,000 prior period options were cancelled during the year.

During fiscal 2009, Modavox completed the following transactions:

1)
Modavox granted 1,732,296 options exercisable into unregistered shares of common stock at $1.50 per share to its employees. These options vest over 5 years and have a five year term. Modavox did not recognize an expense for these options grants as the first vesting date occurs following the fiscal year ending February 28, 2009. The fair value of the options on the grant date was $3,225,647. Variables used in the Black-Scholes option-pricing model, include (1) 1.99% risk-free interest rate (2) 5 years expected term, (3) expected volatility of 158%, and (4) zero expected dividends.

2)
Modavox granted 427,342 options exercisable into unregistered shares of common stock at $0.55 per share to a former employee. The options originate from a 2006 agreement that has been under dispute and were considered to have a “Remote” chance under SFAS 5 to be issued.  It became probable that Modavox would have to issue these options when the settlement agreement was signed into in fiscal 2009.  These options have a life of 10 years, and vest immediately. The fair value of the options on the grant date was $764,168 and was recognized immediately. Variables used in the Black-Scholes option-pricing model, include (1) 1.79% risk-free interest rate (2) 5 years expected term, (3) expected volatility of 158%, and (4) zero expected dividends.

3)
Modavox recognized $888,653 and $141,796 for stock option expense during fiscal 2009 and 2008, respectively. The stock option expense for each fiscal year related to stock options granted in each respective year, as well as prior period warrant grants.

The summary of activity for Modavox's stock options for fiscal 2009 and 2008 is presented below:

			Weighted Average
			Exercise Price
	2009	2008	2009	2008
Options outstanding at beginning of year	5,228,000	5,828,000	$0.33	$0.33
Granted	2,159,638	-	$1.31	N/A
Exercised	(952,310)	-	$0.06	N/A
Terminated/Expired	(969,534)	(600,000)	$0.13	$0.31
Options outstanding at end of year	5,465,794	5,228,000	$0.74	$0.33
Options exercisable at end of year	3,489,959	4,605,582	$0.34	$0.27

Price per share of options outstanding	$0.25 - $1.50	$0.25 - $0.62

Weighted average remaining contractual lives	5.67 years	6.75 years

Weighted average fair value of options granted during the year	$1.85	N/A

The intrinsic value of the options that were exercisable at February 28, 2009 and 2008 were $7,170,859 and $6,795,990, respectively.

STOCK WARRANTS:

During fiscal 2008, Modavox completed the following transactions:

1)
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

2)
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

3)
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

4)
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

5)
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

6)
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

7)	2,162,516 warrants were exercised by the investors during the year.

8)	Modavox recognized $289,571 warrant related expense during the year.

During fiscal 2009, Modavox completed the following transactions:

1)
Modavox granted 637,801 warrants at an exercise price of $0.20 pursuant to an anti-dilution clause from a warrant that originated in 2005. The warrants vest immediately.  These warrants were immediately exercised by the holder for cash of $117,353.

2)	Modavox sold 700,000 warrants for $275,000. These warrants were exercised by the investor immediately after the issuance.

3)	2,657,154 warrants were exercised by investors during the year.

4)	Modavox recognized $84,936 warrant expense associated with prior period grants of warrants that vested in fiscal 2009.

The summary of activity for Modavox's stock warrants for fiscal 2009 and 2008 is presented below:

			Weighted Average
			Exercise Price
	2009	2008	2009	2008
Warrants outstanding at beginning of year	7,032,595	5,016,304	$0.27	$0.58
Granted	1,337,801	4,220,000	$0.35	$1.10
Exercised	(2,657,154)	(2,162,516)	$0.39	$0.44
Terminated/Expired	(221,902)	(41,193)	$0.60	$0.38
Warrants outstanding at end of year	5,491,340	7,032,595	$1.02	$0.89
Warrants exercisable at end of year	5,373,349	6,672,937	$1.00	$0.84

Price per share of warrants outstanding	$0.20 - $2.00	$0.20 - $2.00

Weighted average remaining contractual lives	1.55 years	2.24 years

Weighted average fair value of warrants granted during the year	N/A	$1.10

The intrinsic value of the warrants that were exercisable at February 28, 2009 and 2008 were $5,341,812 and $6,051,567, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In December 2008, Modavox notified Sun Media Group, our Las Vegas landlord that our month to month relationship would cease as of January 1, 2009. In addition, we contacted Brento Corporation, our landlord in San Diego, and developed an agreement to terminate the remaining three year lease. Modavox agreed to the issuance of 300,000 shares of common stock to terminate the lease agreement.  The 300,000 shares of common stock had a fair value of $552,000.   Modavox also reversed $62,155 of deferred rent obligation that remained at the time of the lease termination.  This reversal was netted against the fair value of the common stock issued of $552,000.  The total lease termination expense at February 28, 2009 was $489,845.

During the year ended February 28, 2009, Modavox received several demands from former employees and consultants requesting that Modavox issue common stock and/or common stock warrants that purportedly were due based upon formal and informal agreements made by previous management for services allegedly rendered in 2005 and previous years. Modavox has reviewed each demand as received, and has either rejected such requests or requested additional support for the demands as follows:

In March 2007, a former consultant claimed that he is entitled to receive 250,000 shares and warrants to purchase 300,000 shares pursuant to a consulting agreement from March 2004. In December, Modavox settled this matter with a former consultant and issued 87,500 shares of Modavox Common Stock to the consultant and granted a warrant that vests immediately to purchase 175,000 shares of Modavox Common stock as follows: (a) 50,000 shares on of before March 17, 2009 at a price of $1.75 per share; (b) 62,500 shares on or before March 17, 2010 at a price of $1.75 per share; (c) 62,500 shares on or before March 17, 2011 at a price of 1.75 per share. Modavox assessed the error on prior years for not recording the common shares and warrants pursuant to the 2004 agreement based on SEC Staff Accounting Bulleting (SAB) 99 and SAB 108. The error was determined to be immaterial for a restatement of any prior filing and too material to account for as a 2009 fiscal year transaction. Pursuant to SAB 108, the common shares outstanding, common shares fair value and the warrant fair value have been adjusted into Modavox's beginning balances as of February 29, 2008 in this filing to reflect the error.

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against Modavox in Atlanta, GA citing breach in the settlement agreement between both parties on March 21, 2006. On February 18, 2009, Modavox settled the September 4, 2007 AAA arbitration. The settlement provides for a bleed out agreement for any and all shares issued to the former Chief Executive Officer & Chairman based on the options granted in 2005 and 2006. In addition, the settlement calls for the former Chief Executive Officer & Chairman to received 1,488,156 stock options at an exercise price of $0.25 per share from the 2005 agreement and 427,342 stock options at an exercise price of $0.55 per share from the 2006 agreement.  Modavox was required, and complied, to register the options underlining the options agreements. This matter has been resolved.

On March 20, 2008 a former investor began AAA arbitration proceedings seeking enforcement of terms pursuant to the former Chief Executive Officer and Chairman stock option assignment presumably in late 2007. Subsequent to February 28, 2009, Modavox settled the March 20, 2008 AAA arbitration. The plaintiff forfeited 540,000 options under the assignment from the May 2005 options grant to the former Chief Executive Officer& Chairman. The total issuance to the plaintiff is 660,000 shares of Modavox Common Stock. In addition, plaintiff is afforded the right to purchase Modavox Common Stock over the next fifteen months with the shares restricted for no less than six months. This matter has been resolved.

On January 9, 2009, Modavox was named as a defendant in a direct lawsuit filed by a group of six Modavox shareholders in the United States District Court, District of Arizona. The suit seeks injunctive relief and damages relating to allegedly fraudulent securities-related transactions during the period 2003 through 2005 undertaken and authorized by prior management, including Modavox's former Chief Executive Officer and Chairman, Robert Arkin. The suit also claims that plaintiffs have suffered damages resulting from new management's handling of information learned from its investigation of prior management. Modavox's response to the court was due on January 26, 2009. Subsequent to February 28, 2009, Modavox issued 75,000 common shares to resolve this matter.  The common shares have a fair value of $285,000 and were accrued as of February 28, 2009.

In August 2007, Modavox's Management, with the full consent and approval of the Board of Directors, engaged an independent law firm to serve as Special Counsel to investigate allegations of possible violations of the federal securities and other laws in connection with corporate and securities-related transactions undertaken and authorized by prior management during the period 2003 through 2005.  In February 2008, the Board of Directors appointed a Special Committee of the Board, comprised of those directors who were not apparent beneficiaries of any of the transactions at issue, to oversee and consider the findings of the investigation.  Special Counsel reported preliminary findings to the Special Committee, and the report included findings of possible violations of law, including federal securities and tax laws by members of prior management.  Special Counsel provided additional and follow-up information as requested by the Special Committee and the Board of Directors.  Special Counsel did not find any violations of law by any member of current management.  The officers of Modavox and most directors cooperated fully with the investigation.  The Special Committee authorized and the Company made voluntary disclosure to the SEC and Department of Justice regarding the findings of the investigation.  The Company has not received a request for additional information from any agencies or departments to which the Company made voluntary disclosure.  The Board of Directors determined that it was satisfied with the form and content of the reporting by Special Counsel and further determined that additional work by Special Counsel, at this time, was not required.  The Board of Directors deems the investigation complete.

At February 28, 2009, Modavox had entered into three office leases all expiring in 2011. Rent expense for the two years ended February 28, 2009 was $244,647 and $196,367, respectively. In December, Modavox entered in to a new office lease agreement that commences in December 2008 and has a term of 39 months.  The lease has a security deposit of $11,911 and the monthly payment is $11,911 for the first 15 months with four months being free.  The monthly payment increases to $12,233 from months 16 through 27, and $12,555 from months 28 through 39. Modavox entered into the lease agreement in Phoenix, AZ to consolidate, administration, iRadio production, and iRadio sales operations.

Five Year Lease Commitments Schedule

2/28/2010	2/28/2011	2/29/2012	2/28/2013

196,898	181,838	163,716	6,277

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to fiscal 2009, Modavox completed the following transactions:

1)	Modavox issued 1,499,691 shares for cash totaled $899,225.

2)	Modavox issued 279,799 shares for services.

3)	Modavox issued 169,362 shares to former employees under cashless exercise of options.

4)	Modavox issued 948,572 warrants for services and to investors.

5)	Modavox issued 800,000 stock options to employees and directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Corporate Controller, both serving as our Principal Financial entities, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an internal employee with no oversight by a professional with accounting expertise.  Our Chief Executive Officer is not a Certified Public Accountant nor is the Company’s Corporate Controller.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to pursue another accountant, preferably to fill the role of Chief Financial Officer, to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2009.

Changes in Internal Controls

Changes in Internal Controls over Financial Reporting

Beginning in the last Quarter of the reporting period, and continuing into the new Fiscal Year, the Company has taken tangible steps to address certain deficiencies in financial reporting internal controls.  This includes adding two new members to the Board of Directors with extensive experience in accounting and financial operations—Shelly Meyers, Chairwoman and John Devlin, Board Member (please see Item 9 of this Report for detailed education and experience information).  The Company also recently retained the services of a financial consultant, who is also a Certified Public Accountant, to advise them on finance and accounting matters and to help improve processes and procedures.  The Company is committed, under Board direction, to ensure that adequate internal controls are in place.  The Company fully intends to remedy our existing internal control deficiencies, including hiring the necessary personnel, subject to having adequate finances that will allow for the necessary changes.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

The following table sets forth information regarding our executive officers and directors as of February 28, 2009:
Officers And Directors	Age	Position
Mark Severini	54	Chief Executive Officer and Director
David Ide	35	Chief Strategy Officer and Director
Jeff Spenard	38	Internet Radio President and Director
Jim Crawford	33	Chief Information Officer and Director
Shelly Meyers	50	Chairwoman Board of Directors
John Devlin	64	Director and Audit Committee Chairman

Mark Severini – Chief Executive Officer and Director

Mark Severini, CEO and Founder of the Gramercy Group, began his career in advertising in 1978 working in account management at a number of major agencies, including Grey Advertising in New York City. In 1987, Mr. Severini started his own integrated marketing communications company, named the Gramercy Group, which provided clients with an array of marketing solutions from strategic marketing and branded advertising to direct marketing, sales promotion and interactive advertising. While heading the Gramercy Group, Mr. Severini designed and executed integrated marketing assignments for a number of Fortune 500 companies including Smith Kline and Beecham’s Consumer Products division working on well-known household names such as Tums and Aqua Fresh. The Gramercy Group under Mr. Severini’s leadership also developed advertising, sales and interactive promotions for major consumer product clients including Michelin, Pepsi and Subway. Gramercy’s hallmark was generating marketing initiatives aimed at driving the client’s top line as well as bottom line sales with metrics in place to chart ROI on marketing expenditures. The Gramercy Group, as a result of Mr. Severini’s management and new business efforts grew to capitalized billings of $50,000,000 and was acquired by the Publicis Group, S.A., the fourth largest advertising and media conglomerate in the world.  In October of 1999, Gramercy was assimilated into Publicis Dialog, a unit that was established to provide integrated, holistic marketing and public relations programs, to in-house clients of Publicis Advertising such as Siemens and L’Oreal. For two years following the sale to Publicis, Mr. Severini served as CEO and then as a consultant, after which he established Severini Communications LLC.

As CEO and Creative Director of Severini Communications, Mr. Severini has focused on developing Branded Entertainment programming that integrates clients’ products and services into film and television properties. Mr. Severini also consulted an interactive advertising company, Morpheus Media, on new business and acquisitions.

In 2008, Mr. Severini started Augme Mobile, an interactive mobile marketing company that provides brands and their agency a web-based platform to create, manage and track mobile marketing campaigns. Mr. Severini graduated summa cum laude from Boston College with a B.A. in 1977. He attended Northwestern’s Medill School of Broadcast Journalism.

James G. Crawford – Chief Information Officer and Director

A successful and life-long entrepreneur and founding member of both Audio Eye, Inc and Kino Communications, LLC Jim raised the seed capital through private investment to fund Kino’s initial move into the Streaming Media sector in 2001. With the 2006 merger of Kino Interactive and Surfnet Media (which became Modavox) Jim became Director of Interactive Production overseeing the production of the Interactive Product line, as well as managing the content management system that powered the radio platform. In March of 2006 he joined the Board of Directors for Modavox and assisted the company in maneuvering through the initial challenges of the merger. He assumed the title of Chief Technology Officer in July of 2006 and worked on the development of the companies new radio platform, as well as leading the effort in managing the upgrade and setup of the companies server infrastructure. He also developed and managed the Stream Syndicate product line managing high end clients such as ABC Disney, New Times Media, and more. In April 0f 2007 Jim assumed the role of Chief Information Officer to focus in more on internal product development and infrastructure build out.

He continues to lead the Interactive team and has multiple product releases under his belt.

Shelly J. Meyers – Chairwoman Board of Directors

Shelly J. Meyers (MBA, CPA) comes to Modavox with over 20 years of financial and investment experience. She is Founder and President of Palisades Management LLC, a Registered Investor Advisor (RIA) that provides investment management services to high net worth individuals and institutions. The Firm also provides strategic advisory services to corporations pertaining to corporate finance and capital market activities. Prior to founding Palisades Management, Ms. Meyers served as Executive Vice President for Pacific Global Investment Management Company (PGIMC), where she played an integral role in launching PGIMC's high net worth management business, merging the separately managed account business of Meyers Capital Management (MCM) into PGIMC in mid-2003. While at PGIMC, the Firm's high net worth business grew from less than $1,000,000 to approximately $100,000,000. Ms. Meyers also managed the Pacific Advisor Funds' Multi-Cap Value Fund from inception (April 2002) to a five year record that beat the S&P 500 on an annualized basis, and which ranked the Fund in the top 10% in its five year Morningstar peer group. Ms. Meyers founded MCM and the Meyers Investment Trust in June 1996, and managed the Trust's Meyers Pride Value Fund from inception in June 1996 to September 2001. The Fund was awarded a five star ranking by Morningstar under her management, and in 2001 the Fund was recognized as the #1 large-cap value fund in the United States by Morningstar with Ms. Meyers as manager. The Meyers Value Fund was sold to Citizens Funds in September 2001 with Ms. Meyers serving as sub-advisor until October 2002.

From 1993 to 1996, Ms. Meyers served as Assistant Vice-President at The Boston Company Asset Management, Inc. (BCAM). She acted as an Assistant Portfolio Manager and equity research analyst for the institutional investment group in a team responsible for equity investments valued at $10 billion. Prior to that, she served in the Finance Department at Chevron Corp, and was the first woman sent to important oil and gas operations throughout Asia and the South Pacific. Ms. Meyers has often addressed national audiences on investing issues, with regular appearances on CNBC's Power Lunch, CNN, and Bloomberg TV. She's also been featured in publications such as The Wall Street Journal, The New York Times, Investor's Business Daily, USA Today, The Washington Post, Mutual Fund Magazine and Business Week. In 1998, Ms. Meyers was named to the Board of Trustees for E*Trade Funds, serving until September 2006. She was elected to the U.S. National Registry of Who's Who, first listed in the year 2000 edition.

Ms. Meyers received her MBA from Dartmouth College's Amos Tuck School of Business Administration. She received her BA with a major in Political Science and minor in Economics from the University of Michigan. Ms. Meyers was issued a CPA license by the state of California in 1990.

David J. Ide – Chief Strategy Officer and Director

Mr. Ide is one of the original founders of Kino Communications, AudioEye, and Kino Interactive, LLC. David J. Ide has a proven record in Executive Management spanning ten years of service with Fortune 500 Companies. He has directed the newest venture of Kino in transitioning the management and service infrastructure of Surfnet Media Group into the new Modavox, Inc. operation. In doing so David has exhibited his capabilities to manage the expectations of share holders, customers, and employees with a complete command of the operation. Terminating numerous legacy issues, retiring bad debts of Surfnet Media Group, Inc. and providing financial stability to the operation, while growing sales to record levels, taking the company to sustained positive operational cash position are all factual benchmarks of his tenure as CEO. Mr. Ide engineered the acquisition of four companies for Modavox, formulated the integration processes, and enhanced the technology foundation with a keen eye for current and future product offerings.

From 2000 – 2004, prior to the engagement with Modavox, David directed the operations of two separate private companies with combined annual revenues exceeding thirty-six million dollars. David also spent time as an Operations Manager for Westin Hotels & Resorts (NYSE: HOT), Omni Hotel & Resorts, and an Executive Manager for Avatar Holdings (NASDAQ:AVTR) subsidiary Rio Rico Resort & Country Club. In April 2009, Mr. Ide captured the role of Chief Strategy Officer to work on the overall strategy of the company and execute the forward vision of the organization. Taking a page from other Chief Executive Officers, such as Howard Schultz of Starbucks, Mr. Ide will focus on the product value needed and provide hands on leadership to an emerging company. Mr. Ide will continue to utilize the foundation of no-nonsense executive management, finance, sales, and marketing to continue the forward momentum of Modavox.

Jeff Spenard – President Internet Radio and Director

Mr. Spenard has nearly 15 years of broadcast media experience and is currently the president of Modavox's Internet Radio division for its VoiceAmerica and World Talk Radio Networks. Mr. Spenard has worked with hundreds of industry professionals to help them establish a foothold within the media community. In 1991 Mr. Spenard, acted as the director of development, managing sales as an Executive Producer for a 50,000 watt independent talk station in New England. Over the course of three years, while building and strengthening a consistent format, the independent talk station expanded and purchased an additional 50,000 watt station in Phoenix, AZ. Mr. Spenard provided instrumental leadership and guidance for the independent talk station's growth and transformation. Following five years of development and syndicating programs, Mr. Spenard realized the opportunity to navigate his experience towards Internet Based Radio and became one of the leading minds in the industry. Starting in December 2000 Mr. Spenard visualized a format which ultimately became VoiceAmerica (www.voiceamerica.com) a key member and one of the original "co-founders" of the Internet Talk Radio Network. In time Mr. Spenard rose to the level of Network Director, Vice President and now President of Modavox's Internet Radio division. Mr. Spenard has worked to develop nearly 500 radio programs and is instrumental in the recent Internet Radio acquisition strategy of Modavox. Effective Monday, September 24, 2007, Jeff Spenard was elected to the Board of Directors of Modavox, Inc.

John M. Devlin - Director and Audit Committee Chairman

Mr. Devlin has been in the investment and asset management business for over 23 years. Before retiring from J.P. Morgan Investment Management, he was a Senior Portfolio manager for ten years, responsible for directing investment activity, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $44 billion in assets. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion. Throughout his career at J.P. Morgan, Mr. Devlin worked in all aspects of the investment and asset management business in areas such as fixed income trader and portfolio manager.  Mr. Devlin is currently Managing Director of the American Irish Historical Society where he is responsible for managing day-to-day operations of the Society and its Fifth Avenue Brownstone headquarters, including banking relationships, financial reporting, administration, and trustee and fund raising relationships. Prior to that, Devlin was the Vice Chairman of McKim & Company LLC. where he was responsible for providing strategic planning and direction for McKim & Company, a venture capital source firm for start-up companies in the $1mm to $20mm bracket.  Sourcing new ideas, due diligence, corporate governance, business plan review, discussions and discernment with company managements and assistance in subsequent financings. Previous experience includes positions at U.S. Steel Corporation including Accounting Manager, Treasury Manager and Corporate Auditor and Consultant. Responsibilities also included being responsible for the direct management of United States Steel & Carnegie Pension Funds with an asset size of over $7 billion. Devlin holds Series 7, 63, 66 and 3 FINRA Registrations. Mr. Devlin received an MBA from Pace University and completed his undergraduate degree in Finance at Georgetown University.

Board of Directors

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

The Board of Directors held telephonic and met in person for their scheduled board meetings during the fiscal year ending February 28, 2009. All or a majority of members of the Board of Directors participated in these meetings. The Board of Directors accepted the resignation of Dr. Hubert Glover during the fiscal year and nominated Ms. Shelly Meyers to the vacated position. Subsequent to February 28, 2009 the company accepted the resignation of Mr. Jay Stuberg from the board of directors. Mr. Stulberg also resigned as the Chairman of the Audit Committee and Compensation Committee. In addition, the Board accepted the nomination of Mr. John Devlin. The Board currently provides independence through two outside directors, Shelly Meyers and John Devlin, who also provide leadership on our Compensation Committee and Audit Committee.

Committees of the Board of Directors

Our Board of Directors has an audit committee and compensation committee which provided guidance during the fiscal year ending February 28, 2009. We expect in the near future to add a committee with oversight into corporate governance and nominating as well.

Audit Committee

The Audit Committee is comprised of Mr. John Devlin. Our audit committee's main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Company has determined Mr. Devlin an independent Director, is an audit committee financial expert.

Compensation Committee

The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Committee reviews, recommends and approves salaries and other compensation of Modavox’s executive officers, administers Modavox’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers), and administers the executive officer incentive plans.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned by NEOs in the Year Ended February 28, 2009.

SUMMARY COMPENSATION TABLE

Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Ide, Chief Strategy Officer	2009	$180,000	-0-	-0-	475,000	-0-	-0-	(26,824)	153,176
Nathan Bradley CTO	2009	$159,600	-0-	-0-	250,000	-0-	-0-	-0-	159,600
Jeff Spenard iRadio President	2009	$35,000 plus commission	-0-	-0-	300,000	-0-			165,303
Jim Crawford CIO	2009	$105,000.00	-0-	-0-	250,000	-0-	-0-		105,000

	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
David Ide	2/28/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	475,000	$1.50	February28, 2009
Nathan Bradley	2/28/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	250,000	$1.50	February28, 2009
Jeffery Spenard	2/28/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	300,000	$1.50	February28, 2009
Jim Crawford	2/28/09	-0-	-0-	-0-	-0-	-0-	-0-	-0-	250,000	$1.50	February28, 2009

The employment agreement for Mr. David J. Ide has been revised providing additional term by the Board of Directors subsequent to February 28, 2009. The terms of the agreement, compensation, salary, and other compensation extended to October 24, 2011 are attached as exhibits to the annual filing.

(2)	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
David Ide	-0-	300,000 (1)	-0-	$.62	2116	-0-	-0-	-0-	-0-
Nathan Bradley	-0-	250,000(1)	-0-	$.62	2116	-0-	-0-	-0-	-0-

(1)	Stock options vest over a five year period beginning October 2006, but become fully vested upon a sale of the Company or a change in control.

Messrs. Ide, Spenard, and Crawford, who are employees of Modavox, are not separately compensated for service as directors.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Shelly Meyers	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Devlin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay Stulberg (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Jay Stulberg did not receive stock compensation for the year ending February 28, 2009 however subsequent to February 28, 2009 Mr. Stulberg received $10,000 in cash compensation for the term December – April 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 1, 2009. All stockholders have sole voting and investment power over the shares beneficially owned.

Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options, and each Officer and Director.

Name and Address of Beneficial Owner	Amount and Nature of	Percent of Class
	Beneficial Ownership
C&H Capital (1)	3,130,240	6.7%
Nathaniel T. Bradley (2)	2,620,833	5.6%
David J. Ide (3)	2,555,395	5.5%
James G. Crawford (4)	2,155,390	4.6%
Shelly Meyers (5)	162,900.003%
John Devlin	99,600.002%
Mark Severini (6)	0%
Jeffery Spenard (7)	913,454.02%

All Officers and Directors as a group (7 persons)	8,507,572	18%

(1)
Shares owned by C&H Capital include 700,000 warrants to purchase common stock at $.50 per share and 25,000 warrants to purchase common stock at $.25. The amount also includes 454,251 shares of common stock owned by the principle of C&H Capital

(2)	Includes 250,000 options to acquire common stock at $.62 per share vesting over five years and 250,000 options to acquire common stock at $1.50 per shares vesting over five years
(3)	Includes 300,000 options to acquire common stock at $.62 per share vesting over five years and 475,000 options to acquire common stock at $1.50 per share vesting over five year
(4)	Includes 125,000 options to acquire common stock at $.62 per share vesting over five years and 250,000 options to acquire common stock at $1.50 per share vesting over five years
(5)
Includes 42,900 warrants to acquire common stock at $1.25 per share and 80,000 shares of common stock plus 40,000 warrants to acquire stock at $2.50 per share owned by another party managed through Shelly Meyers

(6)	No personal or beneficial ownership of common stock
(7)
Includes 300,000 fully vested options to acquire common stock at $.25 per share, 100,000 options to acquire common stock at $.62 vesting over five years, and 300,000 options to acquire common stock at $1.50 vesting over five years

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ending February 28, 2009, the following related party transactions occurred:

The Company borrowed $15,574 from one of its officers during the year ended February 28, 2009 and accrued compensation in the amount of $11,250.

Since March 1, 2009, the following related party transaction occurred:

There have been no related party transactions subsequent to the fiscal year ending February 28, 2009.

Our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 14. EXHIBITS

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q are as follows:

	Fiscal Year
	2009	2008

Audit fees	$140,000	$110,000
Audit-related fees	6,000	—
Tax Fees	—	—
All other fees
Total	$146,000	$110,000

The Company did not incur any fees for tax or other services for each of the last two fiscal years from its principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODAVOX, INC.

By: /s/ Mark Severini
_________________________________
Mark Severini
Chief Executive Officer
Principle Financial and Accounting Officer

Date: June 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Devlin	Audit Committee Chairman and Director
_________________________________
John Devlin

/s/ Shelly Meyers	Chairwoman, Board of Directors
_________________________________
Shelly Meyers

/s/ Mark Severini	Chief Executive Officer Principle
_________________________________	Principle Financial and Accounting Officer& Director
Mark Severini

/s/ Jim Crawford	Chief Information Officer and Director
_________________________________
Jim Crawford

/s/David J. Ide	Chief Strategy Officer and Director
_________________________________
David J. Ide

/s/ Jeff Spenard	President Internet Radio and Director
_________________________________
Jeff Spenard

Modavox, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended February 28, 2009

Exhibit Number	Description	Incorporated by Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 15d-14

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (2)