Form 10-Q
period 2009-05-31
MODAVOX INC
filed 2009-07-20
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 333-57818

MODAVOX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-0122076 (I.R.S. Employer Identification No.)

1900 WEST UNIVERSITY DRIVE, SUITE 231
TEMPE, AZ 85281
(Address of principal executive offices)
(Zip Code)

(480) 553-5795
(Registrant's telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

As of July 20, 2009 the issuer had 50,842,802 shares of common stock, par value $.0001, issued and outstanding.

TABLE OF CONTENTS

MODAVOX, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	May 31,	February 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$371,980	$374,696
Accounts receivable, net of allowance for
doubtful accounts of $440,833 and $436,000, respectively	799,393	818,836
Prepaid expenses and other current assets	62,328	30,816
Total current assets	1,233,701	1,224,348

Property and equipment net of accumulated depreciation of
$671,075 and $587,261, respectively	539,929	585,861
Goodwill	386,746	386,746
Software and patents, net of accumulated amortization of
$1,541,533 and $1,388,221, respectively	2,886,286	2,868,998
Deposits	623,000	348,000

TOTAL ASSETS	$5,669,662	$5,413,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,070,645	$1,105,429
Accrued liabilities	564,155	663,802
Deferred revenue	760,468	742,014
Related party note payable	-	15,574
Total current liabilities	2,395,268	2,526,819

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
46,811,916 and 44,863,064 shares issued and
outstanding, respectively	4,682	4,486
Additional paid-in capital	22,993,387	21,347,573
Accumulated deficit	(19,723,675)	(18,464,925)
Total stockholders' equity	3,274,394	2,887,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,669,662	$5,413,953

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	May 31,	May 31,
	2009	2008

REVENUE	$521,325	$860,635

COSTS AND EXPENSES
Production and service delivery costs	186,028	252,145
Selling, general, and administrative	1,357,105	753,350
Depreciation and amortization	237,126	186,207

Total costs and expenses	1,780,259	1,191,702

OPERATING (LOSS)	(1,258,934)	(331,067)

OTHER INCOME
Interest income, net	184	3,925

NET (LOSS)	$(1,258,750)	$(327,142)
NET LOSS PER SHARE – basic and diluted	$(0.03)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	45,799,634	40,334,609

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MAY 31,2009
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2009	44,863,064	$4,486	$21,347,573	$(18,464,925)	$2,887,134
Common stock issued for:
Cash	462,858	46	649,954	-	650,000
Services	116,467	12	254,605	-	254,617
Patent defense costs	163,332	17	271,114	-	271,131
Common stock issued for cash for:
Option exercise	303,000	30	75,720	-	75,750
Warrant Exercise	733,833	73	163,404	-	163,477
Common stock issued for
option cashless exercise	169,362	18	(18)	-	-
Employee Stock Option Expense			21,086	-	21,086
Warrant Expense			209,949	-	209,949
Net loss	-	-	-	(1,258,750)	(1,258,750)
Balances, May 31, 2009	46,811,916	$4,682	$22,993,387	$(19,723,675)	$3,274,394

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	THREE MONTHS ENDED
	May 31,	May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,258,750)	$(327,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,126	186,207
Bad debt expense	27,699	-
Stock option expense	209,949	35,449
Stock issued for services	254,617	-
Warrants granted for services	21,086	21,679
Changes in operating assets and liabilities:
Receivables	(8,256)	(1,281)
Prepaid expenses and other current assets	(31,512)	(64,819)
Deposits	(275,000)	-
Accounts payable and accrued expenses	(33,900)	66,560
Deferred revenue	18,454	(261,302)
Net cash used in operating activities	(838,487)	(344,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(37,882)	(66,429)
Cash paid for purchase of intangible assets	-	(50,476)
Net cash used in investing activities	(37,882)	(116,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	650,000	659,632
Proceeds received from the exercise of warrants	163,477	-
Proceeds received from the exercise of stock options Payments on line of credt	75, 750 -	- (19,590)
Payments on related party note payable	(15,574)	(7,000)
Net cash provided by financing activities	873,653	633,042

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,716)	171,488
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	374,696	657,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$371,980	$828,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
Accrued liability for the purchase of Avalar assets	-	50,000
Purchase of Avalar assets with common stock	-	277,500
Shares issued for patent defense	271,131	-

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Modavox, Inc. ("Modavox") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Modavox's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Certain prior year amounts have been reclassified to be consistent with the current period classification.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2009 as reported in the Form 10-K have been omitted.

NOTE 2 – EQUITY TRANSACTIONS

COMMON STOCK:

During the three months ended May 31, 2009, Modavox completed the following common stock transactions:

Issued 462,858 common shares for cash of $650,000.

Issued 733,833 common shares in connection with the exercise of warrants for cash of $163,477.

Issued 303,000 common shares in connection with the exercise of options for $75,750.

Issued 169,362 common shares in connection with the cashless exercise of options.

Issued 116,467 common shares for services provided valued at $254,617.

Issued 163,332 common shares with a fair value of $271,131 for patent defense costs.

STOCK OPTIONS:

During the three months ended May 31, 2009, Modavox granted 800,000 options exercisable into unregistered shares of common stock at $1.75 per share to its employees. These options vest over three years and have a five year term. The fair value of the options on the grant date was $2,199,681. Variables used in the Black-Scholes option-pricing model, include (1) 1.36% risk-free interest rate (2) 3.5 years expected term, (3) expected volatility of 117.19%, and (4) zero expected dividends.

During the three months ended May 31, 2009, Modavox recognized $209,949 for stock option expense related to the vesting of stock options.

The summary of activity for Modavox's stock options is presented below:

		Weighted Average
		Exercise Price
	May 31, 2009	May 31, 2009

Options outstanding at February 28, 2009	5,465,794	$0.74
Granted	800,000	$1.75
Exercised	493,000	$0.36
Terminated/Expired	80,500	$0.25
Options outstanding at May 31, 2009	5,692,294	$0.92
Options exercisable at May 31, 2009	3,311,238	$0.39

Exercise price per share of options outstanding	$0.25 - 1.75

Weighted average remaining contractual lives	5.01 years

The intrinsic value of the exercisable options at May 31, 2009 was $9,815,955.

WARRANTS:

During the three months ended May 31, 2009, Modavox granted 1,348,107 warrants exercisable into unregistered shares of common stock at exercise prices ranging from $0.50 to $3.80 per share to its investors and third party consultants. These warrants vest immediately and have a two year term. The fair value of the warrants on the grant date was $393,109. Variables used in the Black-Scholes option-pricing model, include (1) risk-free interest rate ranging from 0.89% to 1% (2) 2 years contractual term, (3) expected volatility ranging from 69.49% to 157.68%, and (4) zero expected dividends.

During the three months ended May 31, 2009, Modavox recognized $21,086 for warrants that were granted for services in prior years that vested during the three months ended May 31, 2009.

The summary of activity for Modavox's warrants is presented below:

		Weighted Average
		Exercise Price
	May 31, 2009	May 31, 2009

Warrants outstanding at February 28, 2009	5,575,340	$1.01
Granted	1,348,107	$0.98
Exercised	733,833	$0.54
Terminated/Expired	50,000	$1.75
Warrants outstanding at May 31, 2009	6,139,614	$1.05
Warrants exercisable at May 31, 2009	6,038,427	$1.04

Price per share of warrants outstanding	$0.25 –3.80

Weighted average remaining contractual lives	1.42

The intrinsic value of the exercisable warrants at May 31, 2009 was $13,983,464.

NOTE 3 – SUBSEQUENT EVENTS

 On July 14, 2009 (the “Closing Date”), Modavox, Inc. (the "Company" or “Modavox”) and New Aug, LLC, a Delaware limited liability company doing business as Augme Mobile, entered into the Asset Purchase Agreement (“Asset Purchase Agreement”), which Asset Purchase Agreement amended the parties’ previously executed Plan of Reorganization and Stock Purchase Agreement effective as of January 16, 2009 (the “Agreement Date”).  Pursuant to the Asset Purchase Agreement, Modavox acquired, as of the same date, one hundred percent (100%) of the business and assets of New Aug, LLC, described below in exchange for a total of 3,666,667 shares of Modavox common stock, 200,000 shares of which were previously issued to New Aug, LLC, as a non-refundable deposit on the sale pursuant to the parties’ Letter of Intent dated November 24, 2008. In addition, as part of the purchase price, Modavox funded $325,000 in operating cash to fund the Augme Mobile business operations for the period commencing on the agreement date and ending on the Closing Date. The 3,666,667 shares represent approximately 7.2% of Modavox's outstanding shares of common stock immediately after closing.

On July 14, 2009, in connection with the acquisition of the assets and business of Augme Mobile as described above, the Company's Board of Directors appointed Anthony Iacovone as Chief Innovation Officer, James Lawson as Chief Legal Officer and General Counsel and Scott Russo as Chief Operations Officer. The Asset Purchase Agreement amended the parties previously executed Plan of Reorganization and Stock Purchase Agreement by, among other things, accelerating acquisition of 100% of the business and assets of New Aug, LLC, and removing the closing contingency which required Modavox to provide $675,000 in additional operating cash.

The initial accounting for the business combination is incomplete at the time the financial statements are issued. The Company is in the process of determining the acquisition-date fair value of the total consideration transferred and the acquisition-date fair value of each major class of consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2009 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

We provide Internet-based products and services that are built upon patented content targeting and consumer centric content delivery technologies. Historically, we have packaged our technology within products and services that enable Internet television (IPTV), Internet radio broadcasting and advertising with the added ability to target, control and monetize interactive content, thus more effectively monetizing such content, enabling the delivery of intelligent relavant content direct to consumers on any Internet connected device.

With the appointment in April of Mark Severini as our new Chief Executive Officer and the Company's subsequent (July 14, 2009) acquisition of Augme Mobile, described below and in Note 3 ("Subsequent Events") to the Consolidated Financial Statements, we have begun deploying our technology within the mobile advertising marketplace. This is part of our overall strategy to expand our ability to commercialize and monetize our technological assets within the advertising and marketing industries.

Augme Mobile, based in New York City, offers a comprehensive Web-based marketing platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers (users of mobile phones and portable digital devices) through traditional print advertising channels. Augme Mobile's fully integrated AD LIFE mobile marketing platform is intended to fulfill the advertiser's need to offer interactive multimedia mobile content, while simultaneously satisfying the consumer's desire for easier and more robust mobile connectedness.

Mr. Severini, who has an extensive advertising and marketing background, joined the Company in April, from his position as Chief Marketing Officer at Augme Mobile, in anticipation of the closing of the Augme Mobile transaction and in order to accelerate integration of the Augme Mobile business in the Company's operations. We anticipate that Augme Mobile's AD LIFE platform, along with the brank and channel relationships, will enhance our ability to create, promote and distribute unique mobile destinations with patented targeting capability. This immediate presence in the mobile consumer market complements our current efforts with online targeting advertising, bringing together a comprehensive strategy that fully leverages our core technologies.

In July, 2009, three executives from Augme Mobile, as described in Note 3 ("Subsequent Events") to the Consolidated Financial Statements, also joined the Company. Our new management team is focused on making the Company an integral component for the targeting of advertising, both online and over mobile devices and platforms.

During the three months ended May 31, 2009, we provided our services through two operating divisions; Network Broadcasting division and the Interactive Products division.  Commencing with our acquisition of the assets and business of Augme Mobile on July 14, 2009, we added a third operating division, Mobile Solutions.

The Network Broadcasting division is a pioneering initiative, and through it Modavox has become the recognized leader in producing and distributing Internet talk radio. Modavox has been producing global Internet Radio since 1997.  BoomBox® Radio was the original Internet broadcasting offering that included targeted advertising and supported a 64 channel Internet Radio network.  That was followed by a business operation shift from music to Internet Talk Radio that the Company began broadcasting in 2001 from www.voiceamerica.com. The Company’s network operation has moved into video and our new BoomBox Video® platform has been combined with our BoomBox Radio® platform.  This allows us to provide a turn-key solution for Modavox customers and Modavox powered destinations that are focused on delivering Internet Television and Internet Radio broadcasting solutions.

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

Revenues in the Network Broadcasting division are primarily generated from two sources; Fees paid by internet talk radio hosts and advertising sponsorship revenue sharing.  Internet Talk radio hosts generally purchase thirteen weeks or more of broadcasting production on the BoomBox® Radio platform and distribution within the established Internet talk radio destinations owned and operated by Modavox. VoiceAmerica™ and World Talk Radio™ brands both provide targeted networks that are organized by genre and are completely searchable, and syndication enabled.

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

After the production costs have been recovered by a host, the Company typically receives 60% of the advertising revenue through host fees. Customers or third parties are provided incentives to develop advertising and sponsorship revenues and will work with the Company to maximize the yield.

Ecommerce host fee opportunities exist within shows marketing a product or service that is purchased over the Internet. Modavox receives a commission of the product or service’s value upon conversion of a listener to an ecommerce customer.

The Network Products division has consistently accounted for a majority of the Company’s revenues.

The Interactive Products division contains all of the non-network based broadcasting business and consists of two products; Modavox Enterprise™ Platform and Stream Syndicate™ Advertising Platform. The Modavox Enterprise™ Platform has been developed for Fortune 1,000 clientele in a series of packaged services and technology products created by the Company. Through the utilization of our BoomBox® Radio and BoomBox® Video products, the user may create and manage complete targeted Internet TV & Radio Networks, “Box Office” Pay-Per-View, and advanced E-Learning applications. The Modavox Enterprise™ Platform features exclusive targeting and customization technologies based upon our proprietary technology.

The proprietary targeted advertising platform developed for the BoomBox® Radio, BoomBox® Video, and Enterprise™ Platform Internet destinations has become a powerful stand-alone product when coupled with highly trafficked websites. Stream Syndicate™ is currently deployed and delivering targeted advertising on ABC O&O, NBC, CBS, Gannett, and several other leading Internet destination sites.

Results of Operations

The discussion of the results of  operations compares the quarter ended May 31, 2009 with the quarter ended May 31, 2008, and is not necessarily indicative of the result which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended May 31, 2009 vs. 2008

For the quarter ended May 31, 2009, revenues were $521,325 compared to $860,635 for the quarter ended May 31, 2008, a decrease of 39%. The decrease in overall revenues is partially due to the current economic environment and the refocusing of our products within the Interactive Products division.  Revenues for the quarter ended May 31, 2009 included $45,385 from the Interactive Products Division compared to $168,360 for the quarter ended May 31, 2008, and $475,940 from the Network Broadcasting Division compared to 692,275 for the quarter ending May 31, 2008. Hosting fees related to our Interactive Products Division were $13,075 for the quarter ended May 31, 2009 compared to $81,938 for the quarter ending May 1, 2008.  The decrease in revenue is related to the volume of contracts associated with our Interactive Agency, related hosting fees, as well as the decrease in contracts associated with the Network Broadcasting Division.

Production and service delivery costs were $186,028 for the May 31, 2009 quarter compared to $252,145 in the quarter ended May 31, 2008 reflecting expense decreases related to the continued decreasing costs related to telecommunications and the cost of hosting our content.

Selling, general, and administrative expenses were $1,357,105 for the quarter ended May 31, 2009 compared with $753,350 for the quarter ended May 31, 2008, an increase of 80%. The increased expenses primarily consisted of; approximately $174,500 of increased noncash stock option expense, approximately $97,000 due to increased staffing and employee benefits, approximately $95,000 related to an advertising initiative, and approximately $157,000 of increased professional fees related to investor relations, accounting, and other consulting fees.  Approximately $513,000 of the total selling, general, and administrative expenses for the quarter ended May 31, 2009, were noncash in nature and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of common stock of the Company.

Depreciation and amortization expense was $237,126 in the 2009 quarter compared with $186,207 in the 2008 quarter. Amortization expense increased to $153,312 for the quarter ending May 31, 2009 compared to $128,130 for the quarter ending May 31, 2008. Depreciation expense for the quarter ending May 31, 2009 increased to $83,814 compared to $58,077 for the quarter ending May 31, 2008. The increase in depreciation and amortization relates to the increased capitalization of internal software and for the accounting related to the WorldTalk Radio and Kino Interactive acquisitions.

During the quarter ended May 31, 2009, the Company incurred a net loss of $1,258,750 compared to a net loss of $327,142 in the prior year quarter. The $931,608 increase in the net loss is a result of decreased revenues and the increased expenses as described above.

Liquidity and Capital Resources

During quarter ending May 31, 2009, we raised $889,227 of capital through the sale of unregistered shares of common stock and the issuance of common stock in connection with the exercise of options and warrants by the holders of those securities.

As of May 31, 2009, we had a cash balance of $371,980 and we used cash of $838,487 to fund our operating activities during the quarter. We do not believe that our current liquidity is adequate to fund our current operations and we will need to raise additional funds from the sale of shares of our common stock. Due to the sustained and substantial progress in the procurement of the necessary funding required to meet our operating and overall corporate expenditures, and the resolution of multiple cost intensive legacy legal related matters, we believe that we will have enough cash flow from operations and financing activities to support our business for the next twelve months. We have had substantive discussions with existing warrant holders and/or prospective financing sources, which leads us to believe that we will have the capital necessary to not only maintain current operations, but also to develop and implement a growth strategy in our core businesses and ensure a vigorous effort in protecting our intellectual property. That said, current market conditions for raising capital are difficult and volatile, and no assurances can be made that we will be successful in raising additional financing on terms that are acceptable to the Company or at all.

Forward Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipate," "expect," "intend", "plans," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report Form 10-K for our fiscal year ended February 28, 2009.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who also serves as our Principal Financial Officer and our Corporate Controller of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and several of our accounting functions are performed by internal employees with limited oversight by a professional with accounting expertise.  Our Chief Executive Officer is not a Certified Public Accountant.

Beginning in the fourth quarter of the last fiscal year, and continuing into the new fiscal year, the Company has taken tangible steps to address certain deficiencies in disclosure controls and procedures.  This includes adding two new members to the Board of Directors with extensive experience in accounting and financial operations; Shelly Meyers, Chairwoman and John Devlin, Board Member.  The Company also recently retained the services of a financial consultant, who is also a Certified Public Accountant, to advise them on finance and accounting matters and to help improve processes and procedures.  The Company is committed, under Board direction, to ensure that adequate disclosure controls and procedures are in place.  The Company fully intends to remedy our existing control deficiencies, including hiring the necessary personnel, subject to having adequate finances may be needed to address our internal control weaknesses.

Changes in Internal Controls over Financial Reporting other than as set forth above.

Other than as set forth above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 23, 2008, we issued a Cease and Desist letter to AOL, LLC related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network”. The use of BOOMBOX for entertainment services is believed by management to be an infringement of its rights in the BOOMBOX RADIO mark for identical services. AOL’s use of the near identical mark may cause confusion or deceive the public into thinking AOL’s services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX cursive.  The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. On September 10, 2008, we filed a complaint against AOL, LLC at the U.S. District Court, Central District of California, for infringement of our trademark BOOMBOX RADIO.   On January 21, 2009, we filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our word-mark BOOMBOX RADIO and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Per court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, where our complaint against Tacoda, Inc. for infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636 is pending. As of July 20, 2009, the AOL action has been assigned to a new judge in the New York District Court and remains unresolved as does the action against Tacoda.

On June 6, 2008, we issued a Cease and Desist letter to Sirius Satellite Radio related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network”. The use of BOOMBOX for entertainment services is believed by management to be an infringement of our rights in the BOOMBOX RADIO mark for identical services. Sirius Satellite Radio’s use of the near identical mark may cause confusion or deceive the public into thinking Sirius services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. As of July 20, 2009, the matter remains unresolved.

On April 28th of 2009, the Company we issued a Cease and Desist letter to Yahoo, Inc. related to our U.S. Patent Nos. 6,594,691 and 7,269,636. The invention described and claimed by these patents relates to methods and systems for delivery of selected content from a network to a web page visitor. Over the past year, Yahoo has been deploying Blue Lithium's technology which involves targeting for Internet marketers and Web site publishers by delivery of ads based upon behavioral, contextual and demographic visitor parameters and preferences and results in customized content delivery accomplished in a manner which Modavox believes falls within the scope of one or more claims of each of the '691 and '636 patents. Accordingly, we have concluded that Yahoo and its Blue Lithium division are infringing one or more claims of both the '691 and the '636 patent. The remedies available to us include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.

On May 5, 2009, Modavox's counsel was contacted by in-house counsel for Yahoo, who requested the opportunity to respond to the letter and discuss this matter with Modavox's counsel after her return from prior scheduled litigation and calendared commitments aways from the office. Based on that conversation and a subsequent one, Modavox's counsel granted an extension to Yahoo until the end of the first week of July 2009. Modavox's counsel was contacted by Yahoo counsel within the prescribed time frame and Modavox is currently responding to a request by Yahoo to provide certain relevant information and documentation pertaining to Modavox's IP enforcement actions and core business operations. Modavox's counsel expects the continuance of substantive discussions with Yahoo's counsel on this matter while seeking an amicable resolution. As of July 20, 2009, the matter remains unsolved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March, Modavox issued 84,000 shares in connection with the exercise of warrants for cash of $42,000.

In March, Modavox issued 3,000 shares in connection with the exercise of options for cash of $750.

In March, Modavox issued 300,000 shares in connection with the exercise of options for cash of $75,000.

In April, Modavox sold 240,000 shares at $1.25 for cash of $300,000.

In April, Modavox issued 40,000 shares in connection with the exercise of warrants for cash of $20,000.

In May, Modavox sold 80,000 shares at $1.25 for cash of $100,000.

In May, Modavox issued 127,458 shares plus 382,375 shares for a total of 509,833 shares in connection with the exercise of warrants at $0.15 for cash of $76,475. These warrants were granted pursuant to an anti-dilution provision in a 2004 financing transaction and caused the exercise price to be reduced from $0.60 to $0.15.

In May, Modavox issued 100,000 shares in connection with the exercise of warrants for cash of $25,000.

In May, Modavox sold 142,858 shares at $1.75 for cash of $250,000.

In the quarter ended May 31, 2009, Modavox issued an aggregate of 169,362 shares in connection with the cashless exercise of options.

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

Modavox, Inc. (Registrant)

By:           /s/ Mark D. Severini
Mark D. Severini
Chief Executive Officer
Principal Financial and Accounting Officer

Date: July 20, 2009