Form 10-Q
period 2009-08-31
MODAVOX INC
filed 2009-10-20
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

As of October 20, 2009 the issuer had 53,206,509 shares of common stock, par value $.0001, issued and outstanding.

SIGNATURES	22

MODAVOX, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	August 31,	February 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$535,997	$374,696
Accounts receivable, net of allowance for
doubtful accounts of $245,760 and $436,000, respectively	439,599	818,836
Prepaid expenses and other current assets	70,894	30,816
Total current assets	1,046,490	1,224,348

Property and equipment net of accumulated depreciation of
$756,681 and $587,261, respectively	530,844	585,861
Goodwill	13,122,860	386,746
Intangible assets, net of accumulated amortization of
$1,744,971 and $1,388,221, respectively	4,794,002	2,868,998
Deposits	-	348,000

TOTAL ASSETS	$19,494,196	$5,413,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,073,655	$1,105,429
Accrued liabilities	374,515	663,802
Deferred revenue, current	373,143	742,014
Derivative Liabilities	533,131	-
Related party note payable	-	15,574
Total current liabilities	2,354,444	2,526,819

Long-term deferred revenue	15,417	-
Capital lease obligations	24,215	-

Total liabilities	2,394,076	2,526,819

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
52,045,971 and 44,863,064 shares issued and
outstanding, respectively	5,205	4,486
Additional paid-in capital	39,248,273	21,347,573
Accumulated deficit	(22,153,358)	(18,464,925)
Total stockholders' equity	17,100,120	2,887,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,494,196	$5,413,953

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	August 31,	August 31,
	2009	2008

REVENUE	$711,365	$985,826

COST OF REVENUES (Excluding depreciation):
Production and service delivery costs	255,593	154,613

OPERATING EXPENSES:
Selling, general, and administrative	1,579,734	939,426
Depreciation and amortization	289,044	216,928

Total operating expenses	1,868,778	1,156,354

OPERATING (LOSS)	(1,413,006)	(325,141)

OTHER INCOME/(EXPENSE)
Interest income/(expense), net	(574)	2,951
Gain/(loss) on derivative instruments	(63,682)	-

NET LOSS	$(1,477,262)	$(322,190)
NET LOSS PER SHARE – basic and diluted	$(0.03)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	49,302,062	41,518,704

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months Ended
	August 31,	August 31,
	2009	2008

REVENUE	$1,232,690	$1,846,461

COST OF REVENUES (Excluding depreciation):
Production and service delivery costs	441,621	323,380

OPERATING EXPENSES:
Selling, general, and administrative	2,936,839	1,776,155
Depreciation and amortization	526,170	403,135

Total operating expenses	3,463,009	2,179,290

OPERATING (LOSS)	(2,671,940)	(656,208)

OTHER INCOME/(EXPENSE)
Interest income/(loss), net	(390)	6,876
Gain/(loss) on derivative instruments	(548,452)	-

NET (LOSS)	$(3,220,782)	$(649,332)
NET LOSS PER SHARE – basic and diluted	$(0.07)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	47,550,848	40,945,860

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED AUGUST 31, 2009
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2009	44,863,064	$4,486	$21,347,573	$(18,464,925)	$2,887,134
Common stock issued for:
Cash	933,912	93	1,549,904	-	1,549,997
Services	166,467	17	342,100	-	342,117
Patent defense costs	163,332	17	443,128	-	443,145
Litigation settlement	75,000	8	284,992		285,000
Common stock issued for cash for:
Option exercise	303,000	30	75,720	-	75,750
Warrant Exercise	1,279,149	128	409,697	-	409,825
Common stock issued for:
Cashless option exercise	764,611	76	(76)	-	-
Cashless warrant exercise	30,769	3	(3)	-	-
Purchase of New Aug, LLC	3,466,667	347	13,831,655		13,832,002
Employee Stock Option Expense			459,525	-	459,525
Warrant Expense			21,086	-	21,086
Derivative instruments - Cumulative effect of change in accounting principle			(68,798)	(467,651)	(536,449)
Settlement of derivative liabilities			551,770		551,770
Net loss	-	-	-	(3,220,782)	(3,220,782)
Balances, August 31, 2009	52,045,971	$5,205	$39,248,273	$(22,153,358)	$17,100,120

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED
	August 31,	August 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,220,782)	$(649,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	526,170	403,135
Bad debt expense	50,051	-
Stock option expense	459,525	70,898
Stock issued for services	342,117	-
Stock issued for settlement	285,000	-
Warrants granted for services	21,086	42,764
Loss on derivative instruments	548,452	-
Changes in operating assets and liabilities:
Receivables	354,186	(218,231)
Prepaid expenses and other current assets	(40,078)	(147,645)
Accounts payable and accrued expenses	(299,270)	214,130
Deferred revenue	(408,871)	(448,907)
Net cash used in operating activities	(1,382,414)	(733,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(114,403)	(164,177)
Purchase of assets from New Aug, LLC	(324,000)	-
Cash paid for purchase of intangible assets	-	(93,326)
Cash paid for patent defense costs	(37,881)	-
Net cash used in investing activities	(476,284)	(257,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,549,997	990,882
Proceed from subscription receivable	-	75,000
Proceeds received from the exercise of warrants	409,828	-
Proceeds received from the exercise of stock options	75,750	-
Payments on line of credit	-	(19,590)
Payments on related party note payable	(15,576)	(22,749)
Net cash provided by financing activities	2,019,999	1,023,543

NET CHANGE IN CASH AND CASH EQUIVALENTS	161,301	32,852
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	374,696	657,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$535,997	$690,026

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
Stock issued for purchase of New Aug, LLC assets	(13,832,002)	-
Stock issued to cover patent defense	443,146	-
Common stock issued to placement agent	-	6
Contingent shares issued for purchase of World Talk Radio assets	-	175,000
Purchase of Avalar assets with common stock	-	277,500
Derivative reclassified to equity	551,770
Note payable issued for purchase of assets	24,215

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Modavox, Inc. ("Modavox") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Modavox's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Certain prior year amounts have been reclassified to be consistent with the current period classification.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2009 as reported in Form 10-K have been omitted.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Modavox’s derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model Modavox used for determining fair values of its derivatives is the Black-Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

Fair Value Measurements

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

NOTE 2 – EQUITY TRANSACTIONS

COMMON STOCK:

During the six months ended August 31, 2009, Modavox completed the following common stock transactions:

Issued 933,912 common shares for cash of $1,549,997.

Issued 1,279,149 common shares in connection with the exercise of warrants for cash of $409,825.

Issued 303,000 common shares in connection with the exercise of options for $75,750.

Issued 30,769 common shares in connection with the cashless exercise of warrants.

Issued 764,611 common shares in connection with the cashless exercise of options.

Issued 166,467 common shares for services provided valued at $342,117.

Issued 163,332 common shares with a fair value of $443,145 for patent defense costs.

Issued 75,000 common shares with a fair value of $285,000 for a litigation settlement.

Issued the remaining 3,466,667 common shares with a fair value of $13,832,002 related to the purchase of the assets and business of New Aug, LLC.

STOCK OPTIONS:

During the six months ended August 31, 2009, Modavox granted 300,000 options exercisable into unregistered shares of common stock at $1.69 per share to an employee. These options vest over five years and have a five year term. The fair value of the options on the grant date was $1,178,338. Variables used in the Black-Scholes option-pricing model, include (1) 0.24% risk-free interest rate (2) 5 years expected term, (3) expected volatility of 153.3%, and (4) zero expected dividends.

During the six months ended August 31, 2009, Modavox recognized $459,525 for stock option expense related to the vesting of stock options.

The summary of activity for Modavox's stock options is presented below:

		Weighted Average
		Exercise Price
	August 31, 2009	August 31, 2009

Options outstanding at February 28, 2009	5,465,794	$0.74
Granted	300,000	$1.69
Exercised	898,249	$0.33
Terminated/Expired	386,093	$0.38
Options outstanding at August 31, 2009	4,481,452	$0.92
Options exercisable at August 31, 2009	2,377,953	$0.44

Exercise price per share of options outstanding	$0.25 - 1.75

Weighted average remaining contractual lives	4.6 years

The intrinsic value of the exercisable options at August 31, 2009 was $7,268,725.

WARRANTS:

During the six months ended August 31, 2009, Modavox granted 1,496,679 warrants exercisable into unregistered shares of common stock at exercise prices ranging from $0.50 to $4.00 per share to its investors and third party consultants. These warrants vest immediately and have a two year term. The fair value of the warrants on the grant date was $837,525. Variables used in the Black-Scholes option-pricing model, include (1) risk-free interest rate ranging from 0.17% to 1% (2) 2 years contractual term, (3) expected volatility ranging from 69.49% to 157.68%, and (4) zero expected dividends.

Additionally, during the six months ended August 31, 2009, there were 911,590 of additional shares of common stock available underlying warrants previously granted as a result of antidilution provisions and adjustments to certain prior grants.  These warrants are accounted for as derivatives under SFAS 133.  See footnote 4 – Derivative Instruments.

During the six months ended August 31, 2009, Modavox recognized $21,086 for warrants that were granted for services in prior years that vested during the six months ended August 31, 2009.

The summary of activity for Modavox's warrants is presented below:

		Weighted Average
		Exercise Price
	August 31, 2009	August 31, 2009

Warrants outstanding at February 28, 2009	5,575,340	$1.01
Granted	1,496,679	$1.12
Adjustments for antidilution provision	911,590	$.60
Exercised	1,309,918	$0.52
Terminated/Expired	69,231	$1.68
Warrants outstanding at August 31, 2009	6,604,460	$1.02
Warrants exercisable at August 31, 2009	6,520,076	$1.02

Price per share of warrants outstanding	$0.25 –4.00

Weighted average remaining contractual lives	1.02

The intrinsic value of the exercisable warrants at August 31, 2009 was $15,955,618.

NOTE 3 – ACQUISITION OF NEW AUG, LLC

On July 14, 2009, Modavox completed the acquisition of one hundred percent (100%) of the business and assets of New Aug, LLC, a provider of a web-based marketing platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels.  The results of New Aug, LLC’s operations have been included in the consolidated financial statements of the Company since that date.

The aggregate purchase price was $14,505,000, which consisted of $14,180,000 in stock and $325,000 in cash.  The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed with the excess purchase price being allocated to goodwill. The allocation of the purchase price to intangible assets and goodwill was based on a preliminary independent valuation and the final purchase price allocation may differ from that presented below due to ongoing evaluations of the valuation results.  The following table summarizes the preliminary allocation of the purchase price:

Consideration:
Cash paid	$325,000
Common stock issued to New Aug, LLC’s member’s	14,180,000

Total purchase price	$14,505,000

Allocation of purchase price:
Cash	$1,000
Accounts receivable	25,000
Accounts payable	(76,697)
Deferred revenue	(55,417)
Intangible assets	1,875,000
Goodwill	12,736,114

Total net assets acquired	$14,505,000

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair value	Useful life
		(In years)
Customer relationships	$949,000	6
Acquired technology	670,000	5
Non-compete agreement	212,000	3
Acquired trade name	44,000	2

Total intangible asset value	$1,875,000

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and New Aug, LLC for the three and six months ended August 31, 2009 and 2008 (June 30, 2009 and 2008 for New Aug, LLC), giving effect to the merger as if it occurred on June 1, 2009 and 2008 and March 1, 2009 and 2008, respectively:

	Pro forma	Pro forma
	3 months Ended	3 months Ended
	08/31/09	08/31/08

Revenue	$751,286	$985,826
Net income (loss) from continuing operations	(1,729,431)	(554,125)
Weighted average common shares	50,960,033	45,185,371
Basic and diluted net income (loss) per share	$(0.03)	$(0.01)

	Pro forma	Pro forma
	6 months Ended	6 months Ended
	08/31/09	08/31/08

Revenue	$1,315,659	$1,846,461
Net income (loss) from continuing operations	(3,685,059)	(1,039,997)
Weighted average common shares	50,113,167	44,612,527
Basic and diluted net income (loss) per share	$(0.07)	$(0.02)

NOTE 4 – DERIVATIVE INSTRUMENTS

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

Initially, Modavox evaluated all of its financial instruments and determined that 382,359 warrants associated with two July 2004 financings qualified for treatment under EITF 07-5 and adjusted its financial statements to reflect the adoption of the EITF 07-5 as of March 1, 2009. The fair value of these warrants were reclassified as of March 1, 2009 in the amount of $536,449 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $467,651 was recognized as an adjustment to the opening balance of retained earnings. During the six months ended August 31, 2009, 198,534 of these warrants were exercised for common stock. A loss since March 1, 2009 on the warrants of $176,849 and a reduction of the derivative liability of $551,770 are recorded as of the settlement date.  The impact of EITF 07-5 for the year to date period ending August 31, 2009 resulted in a decrease in the derivative liability of $3,318 with a corresponding loss of $371,603 on derivative instruments.

The fair values of the warrants on August 31, 2009, and March 1, 2009 were estimated using the following assumptions:

	August 31, 2009	March 1, 2009
Expected volatility	48% - 66%	75% - 95%
Expected term	1 - 5 months	5 - 11 months
Risk free rate	0.11% -0.24%	0.44% - 0.72%
Expected dividends	-	-
Fair value	$533,131	$536,449

NOTE 5 – SUBSEQUENT EVENTS

Since August 31, 2009 through October 20, 2009, Modavox completed the following common stock transactions:

Issued 43,478 common shares for cash of $50,000.

Issued 967,060 common shares in connection with the exercise of warrants for cash of $299,809.

Issued 50,000 common shares for services provided with a value of $87,500.

Issued 100,000 common shares related to a  provision in the 2008 asset purchase agreement with Avalar, Inc., with a value of $185,000.

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

OVERVIEW

We provide Internet and mobile based products and services that are built upon patented content targeting and consumer centric content delivery technologies. Historically, we have packaged our technology within products and services that enable Internet television (IPTV), Internet radio broadcasting and advertising with the added ability to target, control and monetize interactive content, thus more effectively monetizing such content, enabling the delivery of intelligent relevant content direct to consumers on any Internet connected device.

With the appointment in April of Mark Severini as our new Chief Executive Officer and the Company's subsequent (July 14, 2009) acquisition of Augme Mobile, described below and in Note 3 ("Acquisition of New Aug, LLC") to the Consolidated Financial Statements, we have begun deploying our products, services and technology within the mobile advertising marketplace. This is part of our overall strategy to expand our ability to commercialize and monetize our technological assets within the advertising and marketing industries.

Augme Mobile, now operating as a fully integrated division of Modavox, offers a comprehensive Web-based marketing platform that is intended to provide marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers (users of mobile phones and portable digital devices) through traditional print advertising channels. Augme Mobile's AD LIFE™ mobile marketing platform facilitates the delivery by advertisers and brands of relevant interactive mobile content. Augme Mobile's AD LIFE™ platform, along with the brand and channel relationships, will enhance our ability to create, promote and distribute unique mobile destinations with patented targeting capability. This presence in the mobile consumer market complements our current efforts with online targeting advertising, bringing together a comprehensive strategy that fully leverages our core technologies.

During the three months ended August 31, 2009, we provided our services through three operating divisions: Augme Mobile (described above), Network Broadcasting, and Interactive Products.

Through the Network Broadcasting division, Modavox has been producing global Internet Radio since 1997.  BoomBox® Radio was the original Internet broadcasting offering that included targeted advertising and supported a 64 channel Internet Radio network.  That was followed by a business operation shift from music to Internet Talk Radio that the Company began broadcasting in 2001 from www.voiceamerica.com. The Company’s network operation has moved into video and our new BoomBox Video® platform has been combined with our BoomBox Radio® platform.  This allows us to provide a turn-key solution for Modavox customers and Modavox powered destinations that are focused on delivering Internet Television and Internet Radio broadcasting solutions.

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

Revenues in the Network Broadcasting division are primarily generated from two sources: Fees paid by Internet talk radio hosts and advertising sponsorship revenue sharing.  Internet Talk radio hosts generally purchase thirteen weeks or more of broadcasting production on the BoomBox® Radio platform and distribution within the established Internet talk radio destinations owned and operated by Modavox. VoiceAmerica™ and World Talk Radio™ brands both provide targeted networks that we organize by genre and are completely searchable, and syndication enabled.

Each show produced by Modavox is one-hour in length, and broadcasts live commercial content between six to eight minutes allocated by each show. There is also visual real estate created by each new show with Modavox destination sites for banner, multimedia and interactive advertising sales. We create an archive that is available for On-Demand access and is indexed for contextual search and universally compatible playback.  Each delivery of archived content is tracked and also distributes advertising inventory both audio, at the breaks in the Talk Radio content, and within the visual environment.

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

The Network Broadcasting division has consistently accounted for a majority of the Company’s revenues.

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

The proprietary targeted advertising platform developed for the BoomBox® Radio, BoomBox® Video, and Enterprise™ Platform Internet destinations has become a powerful stand-alone product when coupled with highly trafficked websites. Stream Syndicate™ has been deployed to deliver targeted advertising on Internet destinations operated by ABC O&O, NBC, CBS, Gannett, as well as several other leading Internet destination sites.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.  The Company has not materially changed its significant accounting policies.

Accounting for Derivative Instruments

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Initially, Modavox evaluated all of its financial instruments and determined that the warrants associated with tow July 2004 financings qualified for treatment under EITF 07-5 and adjusted its financial statements to reflect the adoption of the EITF 07-5 as of March 1, 2009. The fair value of these warrants were reclassified as of March 1, 2009 in the amount of $536,449 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $467,651 was recognized as an adjustment to the opening balance of retained earnings.  During the six months ended August 31, 2009, 198,534of these warrants were exercised for common stock, which resulted in a loss since March 1, 2009 on these warrants of $273,526 and a reduction of the derivative liability of $551,770 as of the settlement date.  The impact of EITF 07-5 for the year to date period ending August 31, 2009 for the remaining 183,825 warrants resulted in an increase in the derivative liability of $274,926 with a corresponding loss on derivative instruments.

Measuring Fair Value

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Results of Operations

The discussion of the results of operations compares the quarter ended August 31, 2009 with the quarter ended August 31, 2008, and is not necessarily indicative of the result which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended August 31, 2009 vs. 2008

For the quarter ended August 31, 2009, revenues were $711,365 compared to $985,826 for the quarter ended August 31, 2008, a decrease of 28%. The decrease in overall revenues is partially due to the current economic environment and the refocusing of our products within the Interactive Products division.  Revenues for the quarter ended August 31, 2009 included $24,089 from the Interactive Products Division compared to $322,277 for the quarter ended August 31, 2008, and $671,756 from the Network Broadcasting Division compared to 475,940 for the quarter ending August 31, 2008. We also recorded revenues of $15,520 from the Augme division, which was a result of the July 14, 2009 acquisition of New Aug, LLC.

Production and service delivery costs were $255,593 for the August 31, 2009 quarter compared to $154,613 for the quarter ended August 31, 2008 reflecting higher overall costs related to telecommunications and the cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Selling, general, and administrative expenses were $1,579,734 for the quarter ended August 31, 2009 compared with $939,426 for the quarter ended August 31, 2008, an increase of 68%. The increased expenses primarily consisted of; approximately $193,000 of increased noncash stock option expense, approximately $69,000 due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development, approximately $264,000 related to increased staffing and compensation levels in sales and general management, and approximately $114,000 of overall increased other expenses, including investor relations, accounting, bad debt expense, consulting fees and various other expenses.  Approximately $337,000 of the total selling, general, and administrative expenses for the quarter ended August 31, 2009, were noncash in nature and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of common stock of the Company.

Depreciation and amortization expense was $289,044 for the quarter ended August 31, 2009 compared with $216,928 in the quarter ended August 31, 2008. Amortization expense increased to $203,438 for the quarter ended August 31, 2009 compared to $144,102 for the quarter ended August 31, 2008. Depreciation expense for the quarter ended August 31, 2009 increased to $85,606 compared to $72,826 for the quarter ended August 31, 2008. The increase in depreciation and amortization relates to the increased capitalization of internal software and for the accounting related to the New Aug, LLC, WorldTalk Radio, and Kino Interactive acquisitions.

Interest expense was $574 for the three months ended August 31, 2009 vs. interest income of $2,951 for the quarter ended August 31, 2008.

Gain (loss) on derivative instruments was a loss of $63,682 for the three months ended August 31, 2009. This loss is non-cash in nature and is a result of the realized loss on the settlement of derivative liabilities during the quarter and the net unrealized change in the fair value of our derivative instrument liabilities related to warrants associated with a July 2004 financing which has been accounted for under EITF 07-5.

During the quarter ended August 31, 2009, the Company incurred a net loss of $1,477,262 compared to a net loss of $322,190 in the prior year quarter. The $1,155,072 increase in the net loss is a result of decreased revenues and the increased expenses, including non-cash expenses, as described above.

Six Months Ended August 31, 2009 vs. 2008

For the six months ended August 31, 2009, revenues were $1,232,690 compared to $1,846,461 for the six months ended August 31, 2008, a decrease of 33%. The decrease in overall revenues is partially due to the current economic environment and the refocusing of our products within the Interactive Products division.  Revenues for the six months ended August 31, 2009 included $69,474 from the Interactive Products Division compared to $453,481 for the six months ended August 31, 2008, and $1,147,966 from the Network Broadcasting Division compared to 1,392,980 for the six months ended August 31, 2008. We also recorded revenues of $15,520 from the Augme division during the six months ended August 31, 2009, which was a result of the July 14, 2009 acquisition of New Aug, LLC.

Production and service delivery costs were $441,621 for the six months ended August 31, 2009 compared to $323,380 during the six months ended August 31, 2008 reflecting higher overall costs related to telecommunications and the cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Selling, general, and administrative expenses were $2,936,839 for the six months ended August 31, 2009 compared with $1,776,155 for the six months ended August 31, 2008, an increase of $1,160,684, or 65%. The increased expenses primarily consisted of; approximately $367,000 of increased noncash stock option expense, approximately $115,000 due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development, approximately $318,000 related to increased staffing and compensation levels in sales and general management, and approximately $361,000 net increase in professional fees related to investor relations, accounting, legal, and other consulting fees and other expenses.  Approximately $844,000 of the total selling, general, and administrative expenses for the six months ended August 31, 2009, were noncash in nature and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of common stock of the Company.

Depreciation and amortization expense was $526,170 for the six months ended August 31, 2009 compared with $403,135 in the comparable 2008 period. Amortization expense increased to $356,750 for the six months ended August 31, 2009 compared to $272,232 for the comparable 2008 period. Depreciation expense for the six months ended August 31, 2009 increased to $169,420 compared to $130,903 for the six months ended August 31, 2008. The increase in depreciation and amortization relates to the increased capitalization of internal software and for the accounting related to the New Aug, LLC; WorldTalk Radio; and Kino Interactive acquisitions.

Interest expense was $390 for the six months ended August 31, 2009 vs. interest income of $6,876 for the six months ended August 31, 2008.

Gain (loss) on derivative instruments was a loss of $548,452 for the six months ended August 31, 2009. This loss is non-cash in nature and is a result of the realized loss on the settlement of derivative liabilities during the six months ended August 31, 2009 and the net unrealized change in the fair value of our derivative instrument liabilities related to warrants associated with a July 2004 financing which has been accounted for under EITF 07-5.

During the six months ended August 31, 2009, the Company incurred a net loss of $3,220,782 compared to a net loss of $649,332 in the comparable prior year period.  The $2,571,450 increase in the net loss is a result of decreased revenues and the increased expenses, including  non-cash expenses, as described above.

Liquidity and Capital Resources

During the quarter six months ended August 31, 2009, we raised $2,035,575 of capital through the sale of shares of common stock and the issuance of common stock in connection with the exercise of options and warrants by the holders of those securities.

Working capital, which is defined as current assets less current liabilities, decreased by $5,483 from a working capital deficit of $1,307,954 as of August 31, 2009 compared to a working capital deficit of $1,302,471 as of February 28, 2009. In addition to cash receipts from accounts receivable, we have funded our working capital deficit through periodic sales of the Company's stock and through the proceeds from the exercise of warrants and stock options.

As of August 31, 2009, we had a cash balance of $535,997 and we used cash of $1,382,414 to fund our operating activities during the six months ended August 31, 2009. We do not believe that our current liquidity is adequate to fund our current operations and we will need to raise additional funds from the sale of shares of our common stock. Due to the sustained and substantial progress in the procurement of the necessary funding required to meet our operating and overall corporate expenditures, and the resolution of multiple cost intensive legacy legal related matters, we believe that we will have enough cash flow from operations and financing activities to support our business for the next twelve months. We have had substantive discussions with existing warrant holders and/or prospective financing sources, which leads us to believe that we will have the capital necessary to not only maintain current operations, but also to develop and implement a growth strategy in our core businesses and ensure a vigorous effort in protecting our intellectual property. However, current market conditions for raising capital are difficult and volatile, and no assurances can be made that we will be successful in raising additional financing on terms that are acceptable to the Company or at all.

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

Beginning in the fourth quarter of the fiscal year ended February 28, 2009, and continuing into the new fiscal year, the Company has taken tangible steps to address certain deficiencies in disclosure controls and procedures.  These steps include adding two new members to the Board of Directors with extensive experience in accounting and financial operations: Shelly Meyers, Chairwoman and John Devlin, Board Member.  The Company also retained the services of a financial consultant, who is also a Certified Public Accountant, to advise them on finance and accounting matters and to help improve processes and procedures.  The Company is committed, under Board direction, to ensure that adequate disclosure controls and procedures are in place.  The Company fully intends to remedy our existing control deficiencies, including hiring the necessary personnel, subject to having adequate finances may be needed to address our internal control weaknesses.

Changes in Internal Controls over Financial Reporting other than as set forth above.

Other than as set forth above, there have been no changes in our internal controls over financial reporting that occurred during the six months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2008, Modavox issued a Cease and Desist letter AOL, LLC. We advised the President of AOL of the possible expansion of our current action against Tacoda to include AOL, LLC if they intended to utilize the Tacoda advertising process throughout the AOL, LLC Platform A as described in recent publications and news releases. We informed AOL, LLC that a non-exclusive license to the patents-in-suit was available; however in the absence of a license AOL, LLC’s published intention to make the Tacoda solution available across the Platform-A Network would in fact infringe upon well identified patents.

On May 23, 2008, we issued a Cease and Desist letter to AOL, LLC related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network”. The use of BOOMBOX for entertainment services is believed by management to be an infringement of its rights in the BOOMBOX RADIO mark for identical services.  Modavox believes AOL’s use of the near identical mark may cause confusion or deceive the public into thinking AOL’s services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX cursive.  The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. On September 10, 2008, we filed a complaint against AOL, LLC in the U.S. District Court, Central District of California, for infringement of our trademark BOOMBOX RADIO.   On January 21, 2009, we filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our word-mark BOOMBOX RADIO and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Per court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, where our complaint against Tacoda, Inc. for infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636 is pending. As of July 20, 2009, the AOL action has been assigned to a new judge in the New York District Court and remains unresolved as does the action against Tacoda.

On June 6, 2008, we issued a Cease and Desist letter to Sirius Satellite Radio related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network”. The use of BOOMBOX for entertainment services is believed by management to be an infringement of our rights in the BOOMBOX RADIO mark for identical services.  Management believes Sirius Satellite Radio’s use of the near identical mark may cause confusion or deceive the public into thinking Sirius services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. As of July 20, 2009, the matter remains unresolved.

On April 28th of 2009, Modavox issued a Cease and Desist letter to Yahoo, Inc. related to our U.S. Patent Nos. 6,594,691 and 7,269,636. The invention described and claimed by these patents relates to methods and systems for delivery of selected content from a network to a web page visitor. Over the past year, Yahoo has been deploying Blue Lithium's technology which involves targeting for Internet marketers and Web site publishers by delivery of ads based upon behavioral, contextual and demographic visitor parameters and preferences and results in customized content delivery accomplished in a manner which Modavox believes falls within the scope of one or more claims of each of the '691 and '636 patents. Accordingly, we have concluded that Yahoo and its Blue Lithium division are infringing one or more claims of both the '691 and the '636 patent. The remedies available to us include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.

On May 5, 2009, Modavox's counsel was contacted by in-house counsel for Yahoo, who requested the opportunity to respond to the Cease and Desist letter and discuss this matter with Modavox's counsel after her return from prior scheduled litigation and calendared commitments away from the office. Based on that conversation and a subsequent one, Modavox's counsel granted an extension to Yahoo until the end of the first week of July 2009. Modavox's counsel was contacted by Yahoo outside counsel and Modavox responded to a request by Yahoo to provide certain relevant information and documentation pertaining to Modavox's IP enforcement actions and core business operations. Presently, the matter remains unresolved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March, we issued 84,000 shares in connection with the exercise of warrants for cash of $42,000.

In March, we issued 303,000 shares in connection with the exercise of options for cash of $75,750.

In April, we sold 240,000 shares at $1.25 for cash of $300,000.

In April, we issued 40,000 shares in connection with the exercise of warrants for cash of $20,000.

In May, we sold 80,000 shares at $1.25 for cash of $100,000.

In May, we issued 127,458 shares plus 382,375 shares for a total of 509,833 shares in connection with the exercise of warrants at $0.15 for cash of $76,475. These warrants were granted pursuant to an anti-dilution provision in a 2004 financing transaction and caused the exercise price to be reduced from $0.60 to $0.15.

In May, we issued 100,000 shares in connection with the exercise of warrants for cash of $25,000.

In May, we sold 142,858 shares at $1.75 for cash of $250,000.

In the quarter ended May 31, 2009, Modavox issued an aggregate of 169,362 shares in connection with the cashless exercise of options.

In June, we sold 57,142 shares at $1.75 for cash of $99,998.

In June, we issued 100,000 shares in connection with the exercise of warrants for cash of $100,000.

In June, we sold 43,478 shares at $1.15 for cash of $50,000.

In July, we issued 75,000 shares in connection with the exercise of warrants for cash of $75,000.

In July, we sold 130,434 shares at $1.15 for cash of $150,000.

In July, we sold 240,000 shares at $2.50 for cash of $600,000.

In August, we issued 53,000 shares in connection with the exercise of warrants for cash of $13,250.

In August, we issued 147,060 shares in connection with the exercise of warrants for cash of $22,059.

In August, we issued 25,000 shares in connection with the exercise of warrants for cash of $6,250.

In August, we issued 8,000 shares in connection with the exercise of warrants for cash of $9,200.

In the quarter ended August 31, 2009, Modavox issued 595,249 shares in connection with the cashless exercise of options and 30,769 shares in connection with the cashless exercise of warrants.

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

Date: October 20, 2009