Form 10-Q
period 2009-11-30
MODAVOX INC
filed 2010-01-19
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

As of January 19, 2010 the issuer had 56,876,800 shares of common stock, par value $.0001, issued and outstanding.

SIGNATURES	23

MODAVOX, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	November 30,	February 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,432	$374,696
Accounts receivable, net of allowance for
doubtful accounts of $263,710 and $436,273, respectively	255,309	818,836
Prepaid expenses and other current assets	59,829	30,816
Total current assets	420,570	1,224,348

Property and equipment net of accumulated depreciation of
$852,374 and $587,261, respectively	493,161	585,861
Goodwill	13,122,860	386,746
Intangible assets, net of accumulated amortization of
$2,013,788 and $1,388,221, respectively	4,672,565	2,868,998
Deposits	-	348,000

TOTAL ASSETS	$18,709,156	$5,413,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,035,944	$1,105,429
Accrued liabilities	169,456	663,802
Deferred revenue, current	433,585	742,014
Derivative Liabilities	151,472	-
Related party note payable	-	15,574
Total current liabilities	1,790,457	2,526,819

Long-term deferred revenue	14,169	-
Capital lease obligations	22,865	-

Total liabilities	1,827,491	2,526,819

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
53,892,832 and 44,863,064 shares issued and
outstanding, respectively	5,390	4,486
Additional paid-in capital	40,951,374	21,347,573
Accumulated deficit	(24,075,099)	(18,464,925)
Total stockholders' equity	16,881,665	2,887,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,709,156	$5,413,953

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	November 30,	November 30,
	2009	2008

REVENUE	$383,134	$718,695

COST OF REVENUES (Excluding depreciation):
Production and service delivery costs	196,424	176,378

OPERATING EXPENSES:
Selling, general, and administrative	1,738,446	956,395
Depreciation and amortization	364,510	222,900

Total operating expenses	2,102,956	1,355,673

OPERATING (LOSS)	(1,916,246)	(636,978)

OTHER INCOME/(EXPENSE)
Interest income/(expense), net	(590)	2,015
Gain/(loss) on derivative instruments	158,588	-

NET LOSS	$(1,758,248)	$(634,963)
NET LOSS PER SHARE – basic and diluted	$(0.03)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	52,979,068	42,024,652

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Nine Months Ended
	November 30,	November 30,
	2009	2008

REVENUE	$1,615,824	$2,565,156

COST OF REVENUES (Excluding depreciation):
Production and service delivery costs	638,045	498,030

OPERATING EXPENSES:
Selling, general, and administrative	4,675,285	2,734,277
Depreciation and amortization	890,680	626,035

Total operating expenses	5,565,965	3,360,312

OPERATING (LOSS)	(4,588,186)	(1,293,186)

OTHER INCOME/(EXPENSE)
Interest income/(loss), net	(980)	8,891
Gain/(loss) on derivative instruments	(389,864)	-

NET (LOSS)	$(4,979,030)	$(1,284,295)
NET LOSS PER SHARE – basic and diluted	$(0.10)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	49,347,095	41,362,479

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2009	44,863,064	$4,486	$21,347,573	$(18,464,925)	$2,887,134
Common stock issued for:
Cash	1,180,868	118	2,049,879	-	2,049,997
Services	216,467	22	429,595	-	429,617
Patent defense costs	163,332	17	443,128	-	443,145
Litigation settlement	75,000	8	284,993		285,001
Common stock issued for cash for:
Option exercise	303,000	30	75,720	-	75,750
Warrant Exercise	2,561,337	256	753,496	-	753,752
Common stock issued for:
Cashless option exercise	932,328	93	(93)	-	-
Cashless warrant exercise	30,769	3	(3)	-	-
Purchase of New Aug, LLC assets	3,466,667	347	13,831,655		13,832,002
Purchase of Radio Pilot – escrowed shares	100,000	10	121,990		122,000
Employee Stock Option Expense			680,647	-	680,647
Warrant Expense			63,258	-	63,258
Derivative instruments - Cumulative effect of change in accounting principle			(68,798)	(631,144)	(699,942)
Settlement of derivative liabilities			938,334		938,334
Net loss	-	-	-	(4,979,030)	(4,979,030)
Balances, November 30, 2009	53,892,832	$5,390	$40,951,374	$(24,075,099)	$16,881,665

See accompanying notes to the consolidated financial statements.

MODAVOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	November 30,	November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,979,030)	$(1,284,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890,680	626,035
Bad debt expense	109,651	-
Stock option expense	680,647	106,347
Stock issued for services	429,617	-
Stock issued for settlement	285,001	-
Warrants granted for services	63,258	63,850
Loss on derivative instruments	389,864	-
Changes in operating assets and liabilities:
Receivables	478,876	(266,160)
Prepaid expenses and other current assets	(29,013)	(158,045)
Accounts payable and accrued expenses	(420,038)	314,297
Deferred revenue	(349,677)	(558,948)
Net cash used in operating activities	(2,450,164)	(1,156,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(172,413)	(263,542)
Purchase of assets from New Aug, LLC	(324,000)	-
Cash paid for purchase of intangible assets	-	(112,134)
Cash paid for patent defense costs	(185,262)	-
Net cash used in investing activities	(681,675)	(375,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,049,997	1,265,882
Proceed from subscription receivable	-	107,159
Proceeds received from the exercise of warrants	753,752	-
Proceeds received from the exercise of stock options	75,750	-
Payments on line of credit	-	(19,590)
Payments on capital lease obligation	(1,350)	-
Payments on related party note payable	(15,574)	(6,798)
Net cash provided by financing activities	2,862,575	1,346,653

NET CHANGE IN CASH AND CASH EQUIVALENTS	(269,264)	(185,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	374,696	657,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,432	$471,232

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
Stock issued for purchase of New Aug, LLC assets	13,832,002	-
Stock issued to cover patent defense	443,145	-
Common stock issued to placement agent	-	6
Contingent shares issued for purchase of Avalar assets	-	122,000
Contingent shares issued for purchase of World Talk Radio assets	-	175,000
Purchase of Avalar assets with common stock	-	277,500
Derivative reclassified to equity	938,334	-
Stock issued for Radio Pilot assets	122,000	-
Note payable issued for purchase of assets	24,215	-

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

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through January 18, 2010, the day prior to the issuance of these financial statements.

Accounting Standards Codification

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is codified in the ASC under Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). ASC Topic 105 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASC Topic 105 during the third quarter of 2009.

Subsequent Events Accounting and Disclosure

During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. T his pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent events have been considered in this filing through January 19, 2010. See Note 5 – Subsequent events for details.

Accounting for Derivative Instruments

ASC 815-24 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”), requires all derivatives to be recorded on the balance sheet at fair value. Modavox’s derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Fair Value Measurements

T he Company has adopted the ASC standards of Fair Value Measurements and Disclosures, for all its financial instruments. T he standards establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. T he three levels are defined as follows:

● Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets
● Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable
● Level 3 — Significant inputs to the valuation model are unobservable

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis under ASC standards:

Fair value measurements on a recurring basis November 30, 2009
	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$-	$151,472	$-

NOTE 2 – EQUITY TRANSACTIONS

COMMON STOCK:

During the nine months ended November 30, 2009, Modavox completed the following common stock transactions:

Issued 1,180,868 common shares for cash of $2,049,997.

Issued 2,561,337 common shares in connection with the exercise of warrants for cash of $753,752.

Issued 303,000 common shares in connection with the exercise of options for $75,750.

Issued 30,769 common shares in connection with the cashless exercise of warrants.

Issued 932,328 common shares in connection with the cashless exercise of options.

Issued 216,467 common shares for services provided valued at $429,617.

Issued 163,332 common shares with a fair value of $443,145 for patent defense costs.

Issued 75,000 common shares with a fair value of $285,000 for a litigation settlement.

Issued the remaining 3,466,667 common shares with a fair value of $13,832,002 related to the purchase of the assets and business of New Aug, LLC.

Issued the remaining 100,000 common shares with a fair value of $122,000 related to the purchase of certain assets from Radio Pilot in 2008.

STOCK OPTIONS:

During the nine months ended November 30, 2009, Modavox granted 300,000 options exercisable into unregistered shares of common stock at $1.69 per share to an employee. These options vest over five years and have a five year term. The fair value of the options on the grant date was $1,178,338. Variables used in the Black-Scholes option-pricing model, include (1) 0.24% risk-free interest rate (2) 5 years expected term, (3) expected volatility of 153.3%, and (4) zero expected dividends.

During the nine months ended November 30, 2009, Modavox recognized $680,647 for stock option expense related to the vesting of stock options.  As of November 30, 2009, there was $3,941,890 of unamortized stock option expense, which is expected to be amortized through June 2014.

The summary of activity for Modavox's stock options is presented below:

		Weighted Average
		Exercise Price
	November 30, 2009	November 30, 2009

Options outstanding at February 28, 2009	5,465,794	$0.74
Granted	300,000	$1.69
Exercised	1,083,249	$0.32
Terminated/Expired	386,093	$0.38
Options outstanding at November 30, 2009	4,296,452	$0.95
Options exercisable at November 30, 2009	2,347,309	$0.51

Exercise price per share of options outstanding	$0.25 - 1.69

Weighted average remaining contractual lives	4.3 years

The intrinsic value of the exercisable options at November 30, 2009 was $3,968,551.

WARRANTS:

During the nine months ended November 30, 2009, Modavox granted 1,576,679 warrants exercisable into unregistered shares of common stock at exercise prices ranging from $0.50 to $4.00 per share to its investors and third party consultants. These warrants vest immediately and have a two year term. The relative fair value of the warrants on the grant date was $380,468 for the warrants that were issued to the stock for cash investors. Variables used in the Black-Scholes option-pricing model, include (1) risk-free interest rate ranging from 0.17% to 1% (2) 2 years contractual term, (3) expected volatility ranging from 69.49% to 157.68%, and (4) zero expected dividends.

Additionally, during the nine months ended November 30, 2009, there were 911,590 of additional shares of common stock available underlying warrants previously granted as a result of antidilution provisions and adjustments to certain prior grants.  These warrants are accounted for as derivatives under ASC 815-15.  See footnote 4 – Derivative Instruments.

During the nine months ended November 30, 2009, Modavox recognized $63,258 for warrants that were granted for services in prior years that vested during the nine months ended November 30, 2009.  As of November 30, 2009 there was $85,944 of unamortized expense, which is expected to be expensed through February 2011.

The summary of activity for Modavox's warrants is presented below:

		Weighted Average
		Exercise Price
	November 30, 2009	November 30, 2009

Warrants outstanding at February 28, 2009	5,575,340	$1.01
Granted	1,576,679	$1.27
Adjustments for antidilution provision	911,590	$.15
Exercised	2,592,106	$0.40
Terminated/Expired	69,231	$1.68
Warrants outstanding at November 30, 2009	5,402,272	$1.26
Warrants exercisable at November 30, 2009	5,334,509	$1.25

Price per share of warrants outstanding	$0.14 –4.00

Weighted average remaining contractual lives	1.25

The intrinsic value of the exercisable warrants at November 30, 2009 was $5,647,341.

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

Consideration:
Cash paid	$325,000
C Common stock issued to New Aug, LLC’s member’s	14,180,000

Tot Total purchase price	$14,505,000

Allocation of purchase price:
C Cash	$1,000
A Accounts receivable	25,000
Accounts payable	(76,697)
Deferred revenue	(55,417)
Intangible assets	1,875,000
Goodwill	12,736,114

Total net assets acquired	$14,505,000

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair value	Useful life
		(In years)
Customer relationships	$949,000	6
Acquired technology	670,000	5
Non-compete agreement	212,000	3
Acquired trade name	44,000	2

Total intangible asset value	$1,875,000

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and New Aug, LLC for the three and nine months ended November 30, 2009 and 2008, giving effect to the merger as if it occurred on September 1, 2009 and 2008 and March 1, 2009 and 2008, respectively:

Pro forma
3 months Ended
11/30/08

Revenue	$747,160
Net income (loss) from continuing operations	(909,836)
Weighted average common shares	45,691,319
Basic and diluted net income (loss) per share	$(0.02)

	Pro forma	Pro forma
	9 months Ended	9 months Ended
	11/30/09	11/30/08

Revenue	$1,687,122	$2,600,419
Net income (loss) from continuing operations	(5,410,351)	(1,972,851)
Weighted average common shares	50,752,749	45,029,146
Basic and diluted net income (loss) per share	$(0.11)	$(0.04)

NOTE 4 – DERIVATIVE INSTRUMENTS

In June 2008, the FASB ratified ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-15”). ASC 815-15, “Accounting for Derivatives and Hedging Activities” (“ASC 815-15”),  specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-15 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the ASC 815-15 scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-15 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

Initially, Modavox evaluated all of its financial instruments and determined that 382,359 warrants associated with two July 2004 financings qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of March 1, 2009. The fair value of these warrants were reclassified as of March 1, 2009 in the amount of $699,942 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $631,144 was recognized as an adjustment to the opening balance of retained earnings. During the nine months ended November 30, 2009, 308,829 of these warrants were exercised for common stock. A loss since March 1, 2009 on the warrants of $108,060 and a reduction of the derivative liability of $938,334 are recorded as of the settlement date.  The impact of ASC 815-15 for the year to date period ending November 30, 2009 resulted in a decrease in the derivative liability of $548,470 with a corresponding loss of $281,804 on derivative instruments.

The fair values of the warrants on November 30, 2009, and March 1, 2009 were estimated using the following assumptions:

	November 30, 2009	March 1, 2009
Expected volatility	71% - 73%	75% - 95%
Expected term	1 - 2 months	5 - 11 months
Risk free rate	0.06% -0.08%	0.44% - 0.72%
Expected dividends	-	-
Fair value	$151,472	$699,942

NOTE 5 – SUBSEQUENT EVENTS

Subscription Agreement:
On January 11, 2010, Modavox entered into a Subscription Agreement with a Midwest-based Accredited Investor, as that term is defined under Regulation D promulgated under the Securities Act of 1933, as amended, in connection with a private placement transaction (the "Transaction"). The Transaction, which closed on January 12, 2010, provides for the issuance of Modavox restricted securities in the amount of 1,333,333 shares, at a price per share of $1.50, for an aggregate total investment of $2,000,000. As part of the Transaction, the Accredited Investor has been granted 666,667 warrants, or 50% coverage, at a price per share of $3.00 with an expiration date of January 11, 2012. The Warrant Agreement does not provide for registration or net exercise provisions.

Since November 30, 2009 through January 18, 2009, Modavox completed the following additional common stock transactions:

Issued 1,098,864 common shares in connection with the exercise of warrants for cash of $544,404.

Issued 10,000 common shares in connection with the exercise of options for cash of $2,500.

Issued 541,771 common shares with a value of $883,087 related to legal services expected to be provided in connection with our patent litigation efforts.

Legal Matter
On December 29, 2009, two holders of Company Common Stock Purchase Warrant Agreements filed a lawsuit against the Company in the United States District Court for the Central District of California.  The Complaint alleges Breach of Contract, Contractual Breach of the Implied Covenant of Good Faith and Fair Dealing, Declaratory Relief, and Injunctive Relief, related to certain Common Stock Purchase Warrant Agreements.  Modavox disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter.  Modavox has retained counsel, is preparing to answer the Complaint, which was served in early January, and the matter remains unresolved.

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

OVERVIEW

Founded in 1999, Modavox, Inc. provides Internet applications and services based upon Marketing Driven Technology Platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices. Modavox owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods which are an indispensable component of behavioral targeting – the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Modavox platforms enable Internet video broadcasting, Internet advertising, and Mobile Marketing – all aimed at increasing marketing ROI or monetizing audio and video content delivery to Internet-enabled devices.

In 2009, Modavox initiated a comprehensive business growth strategy aimed at fully leveraging the value of its technology and patent portfolio by accelerating the advanced development of technology platforms that apply the most valuable aspects of the patents.

In an effort to support Modavox’s new business strategy, and in conjunction with the repositioning of other corporate assets earlier in 2009, Modavox executed a Letter of Intent, effective December 31, 2009 to dispose of certain tangible and intangible assets and certain liabilities and to transfer certain obligations related to our Internet Radio services. This transaction will transfer the business operations of our Internet Radio services to World Talk Radio, LLC, an Arizona based Limited Liability Company to be owned and operated by VoiceAmerica co-founder and ten year veteran Jeff Spenard, the former President of Internet Radio and former Board Member of Modavox. The new entity will continue all business operations to ensure uninterrupted service to all clients throughout the transition.

Pursuant to the Binding Letter of Intent, as amended, the Company and WTR agreed to furnish and execute definitive agreements further memorializing the transaction within thirty (30) days following execution of the Binding Letter of Intent

As a result of the transaction with WTR, the Company will receive a perpetual royalty from WTR as a percentage of gross revenue generated by WTR for as long as the new entity provides Internet radio services according to the following graded schedule:

(i)	January 1, 2010 through March 31, 2010 – 5% of Gross Revenue

(ii)	April 1, 2010 through June 30, 2010 – 10% of Gross Revenue

(iii)	July 1, 2010 through June 30, 2015 – 15% of Gross Revenue

(iii)	July 1, 2016 and after – 5% of Gross Revenue

Please note that the results of operations discussed below for the three and nine month periods ended November 30, 2009 and 2008, respectively, include the results of the Internet Radio services (referred to as the Network Broadcasting division) as well as the other Internet applications and services described below to the extent that they were part of our services for the time periods discussed.

The disposition of the Internet Radio operations will result in an immediate reduction in our expenses, enabling management to focus all available resources on the corporate strategy defined in 2009 that includes an expanded IP licensing structure as well as supporting the development and further commercialization of Marketing Driven Technologies. Furthermore, as part of the strategy to streamline operations and to create non-encumbered revenues to support growth businesses, we will receive a perpetual royalty as a percentage of gross revenue generated by World Talk Radio, LLC for as long as the new entity provides Internet radio services.

With the disposition of the Internet Radio operations effective December 31, 2009, we now manage three newly defined operating divisions in the high growth markets of mobile marketing (AD LIFESM), video content delivery (AD BOOMSM) and ad network provisioning (AD SERVESM). These three divisions are branded under “Augme” – derived from the verb Augment: to make something greater by adding to it. The Augme branded portfolio offers products and services based upon Marketing Driven Technology Platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices.

AD LIFESM (Augme Mobile) is our interactive platform to provide marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting Mobile Consumers through traditional print advertising channels. AD LIFESM continues to validate its growth plan of becoming the premier mobile marketing provider for the worlds largest consumer package goods (CPG) companies and their marketing agencies. By integrating the AD LIFESM platform within the marketing technology function of these formidable clients, we anticipate high annuitized growth as the platform is utilized across multiple brands under a single master contract.  AD LIFESM is experiencing significant momentum, evidenced by our success with Fortune 500 CPGs as clients and some of the most common household brands, where we were able to compete successfully against major corporations for these clients. For a complete overview of the technology and the offering, take a few moments to visit the recently launched AD LIFESM web site at www.augmemobile.com.

Our indirect sales channel partnership strategy continues to show activity and growth for AD LIFESM, highlighted by our working relationships with top traditional media purveyors in the US such as Graphic Packaging, News Corp’s News America Marketing (a division of News Corp), Clear Channel Outdoor, and OMD (a division of Omnicom Group). Technical partnerships are equally valuable, demonstrating our vision and leadership in mobile marketing solutions. Our recently announced collaboration with Inmar – the nation’s leading promotions transaction settlement provider – to enable consumer directed rebate charity program for Springer Mountain Farms. We also recently delivered the SmartSource mobile coupon program for News America Marketing, offering top national brand coupons available exclusively through the mobile phone. In the coming months, we look forward to sharing more on the depth and value of these important indirect sales and technical partnerships.

In addition to CPG clients, the AD LIFESM platform has tremendous potential within specific vertical markets. In fact, our fastest growing product line is Augme Mobile Health, which is the AD LIFESM platform modified for the unique needs of the health care and pharmaceutical industry. Our HIPAA-compliant mobile interactive technology enables marketers of prescription-drugs and their agencies to communicate with health care providers and their patients instantly through mobile phones. We are currently doing business with three of the world’s top ten pharmaceutical companies that have combined net revenues of over $150 billion.

Our second independent operating division is AD BOOMSM, which we are proud to announce is the revitalized version of the BoomBox® product line. AD BOOMSM delivers content straight to desktops and Internet-enabled devices, and provides managed access for live and on-demand Internet broadcasting and rich media advertising. After considerable thought around the competitive advantages of our offer in a dynamic video content delivery market, we concluded that BoomBox® represents an important component of our strategy as well as a channel for the application of our intellectual property. We believe the market for video content delivery is ready to increase significantly, as all major media companies and content owners of all sizes face increased pressure to monetize their video content to survive. AD BOOMSM offers an intelligent Broadcast as a Service (BaaS) platform, now newly packaged and designed specifically for marketers and content owners who want to sell, promote, extend and enhance their content through a viral Internet distribution model.

The third operating division is AD SERVESM (formerly Stream Syndicate) a digital advertising delivery platform that serves rich media and marketing communications to targeted destinations in a compatible, measurable and cost-effective manner. While ad serving is a highly competitive and crowded market, we believe the value of effectively competing is obvious as evidenced by the recent acquisition of AdMob by Google. AD SERVESM is now expanded to complement the AD LIFESM and AD BOOM platforms for a complete suite of marketing driven technology products and services, and AD SERVESM represents an opportunity to directly apply some of the most valuable claims of our intellectual property.

Together, we believe these three divisions together with our patents critical to behavioral targeting will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

During the ordinary course of business, Modavox engages with various external sources to supplement our internal operations.

Malone & Bailey, LLP, provides Modavox with external auditing services for periodic external reporting, including the annual audit of our financial statements. Malone & Bailey, LLP, is a full service accounting firm specializing in small and middle-market private and public company audit and tax services. Located in Houston, TX, Malone & Bailey, LLP, has been our certified public accounting firm since March, 2007.

Shaub & Williams, LLP, is Modavox’s primary external Intellectual Property Litigation firm, as well as a partner in the development of our overall IP and licensing strategy. Shaub & Williams, LLP, based in Los Angeles, California, is known for its expertise in intellectual property matters, including planning and acquisition of IP portfolios in the U.S. and internationally, commercialization of technologies and the protection of patents, trade secrets, trademarks, trade name rights, and copyright protection. Shaub & Williams, LLP, currently represents Modavox in our currently pending patent litigation.  Modavox began its engagement with Shaub & Williams, LLP, in April, 2008.

Mintz Levin, PC, is engaged to provide leadership on the company’s Strategic Partnerships as well as Mergers & Acquisitions strategies. Founded in 1933, Mintz Levin is a versatile law firm of 500 attorneys representing diverse international clients in many industries. Mintz Levin’s offices are located in Boston, Washington, D.C., New York, San Diego, Los Angeles, Palo Alto, Stamford (CT), and London.  The company initially engaged Mintz Levin in April, 2009, and recently, in January, 2010, expanded the engagement to include external Strategic Partnerships and Mergers & Acquisition strategies.

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

Accounting for Derivative Instruments

In June 2008, the FASB ratified ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-15”). ASC 815-15, “Accounting for Derivatives and Hedging Activities” (“ASC 815-15”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-15 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the ASC 815-15 scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-15 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

Initially, Modavox evaluated all of its financial instruments and determined that 382,359 warrants associated with two July 2004 financings qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of March 1, 2009. The fair value of these warrants were reclassified as of March 1, 2009 in the amount of $699,942 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $631,144 was recognized as an adjustment to the opening balance of retained earnings.  During the nine months ended November 30, 2009, 308,829 of these warrants were exercised for common stock, which resulted in a loss since March 1, 2009 on these warrants of $108,060 and a reduction of the derivative liability of $938,334 as of the settlement date.  The impact of ASC 815-15 for the year to date period ending November 30, 2009, resulted in a decrease in the derivative liability of $548,470 with a corresponding loss of 281,804 on derivative instruments.

Measuring Fair Value

In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. The provisions delayed the effective date of ASC 820 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Results of Operations

The discussion of the results of operations compares the quarter ended November 30, 2009 with the quarter ended November 30, 2008, and is not necessarily indicative of the result which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended November 30, 2009 vs. 2008

For the quarter ended November 30, 2009, revenues were $383,134 compared to $718,695 for the quarter ended November 30, 2008, a decrease of 47%. The decrease in overall revenues is partially due to the current economic environment and the strategic focus on our Interactive Products (now AD BOOMSM  and AD SERVESM) and Augme (now AD LIFESM) divisions, which are less mature than the Network Broadcasting division.  Within the Network Broadcasting division, revenues were also negatively impacted by a decrease in the average price that we charged for our services and a decrease in the number and average duration of our contracts as a result of competitive pressure and the poor economic environment. Revenues for the quarter ended November 30, 2009 included $30,623 from the Interactive Products Division compared to $79,313 for the quarter ended November 30, 2008, and $312,003 from the Network Broadcasting Division compared to 639,382 for the quarter ending November 30, 2008. We also recorded revenues of $40,508 from the Augme division during the quarter ended November 30, 2009, which was a result of the July 14, 2009 acquisition of New Aug, LLC.

Production and service delivery costs were $196,424 for the November 30, 2009 quarter compared to $176,378 for the quarter ended November 30, 2008 reflecting higher overall costs related to telecommunications and the cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Selling, general, and administrative expenses were $1,738,446 for the quarter ended November 30, 2009 compared with $956,395 for the quarter ended November 30, 2008, an increase of 82%. The increased expense primarily consisted of approximately $206,000 of increased noncash stock option expense, approximately $62,000 due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development, approximately $393,000 related to increased staffing and compensation levels in sales and general management, and approximately $121,000 of overall increased other expenses, including investor relations, accounting, bad debt expense, consulting fees and various other expenses.  Approximately $351,000 of the total selling, general, and administrative expenses for the quarter ended November 30, 2009, were noncash in nature versus only $56,000 for the quarter ended November 30, 2008, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of common stock of the Company.

Depreciation and amortization expense was $364,510 for the quarter ended November 30, 2009 compared with $222,900 in the quarter ended November 30, 2008. Amortization expense increased to $268,817 for the quarter ended November 30, 2009 compared to $145,269 for the quarter ended November 30, 2008. Depreciation expense for the quarter ended November 30, 2009 increased to $95,693 compared to $77,631 for the quarter ended November 30, 2008. The increase in depreciation and amortization relates to the increased capitalization of internal software and for the increased intangible assets associated with the New Aug, LLC, and Radio Pilot acquisitions.

Interest expense was $590 for the three months ended November 30, 2009 versus interest income of $2,015 for the quarter ended November 30, 2008.

Gain (loss) on derivative instruments was a gain of $158,588 for the three months ended November 30, 2009. This gain is non-cash in nature and is a result of the realized gain on the settlement of derivative liabilities during the quarter and the net unrealized change in the fair value of our derivative instrument liabilities related to warrants associated with two July 2004 financings.

During the quarter ended November 30, 2009, the Company incurred a net loss of $1,758,248 compared to a net loss of $634,963 in the prior year quarter. The $1,123,285 increase in the net loss is a result of decreased revenues and the increased expenses, including non-cash expenses, as described above.

Nine Months Ended November 30, 2009 vs. 2008

For the nine months ended November 30, 2009, revenues were $1,615,824 compared to $2,565,156 for the nine months ended November 30, 2008, a decrease of 37%. The decrease in overall revenues is partially due to the current economic environment and the strategic focus on our Interactive Products (now AD BOOMSM  and AD SERVESM) and Augme (now AD LIFESM) divisions, which are less mature than the Network Broadcasting division.  Within the Network Broadcasting division, revenues were also negatively impacted by a decrease in the average price that we charged for our services and a decrease in the number and average duration of our contracts as a result of competitive pressure and the poor economic environment.  Revenues for the nine months ended November 30, 2009 included $100,097 from the Interactive Products Division compared to $532,794 for the nine months ended November 30, 2008, and $1,459,699 from the Network Broadcasting Division compared to 2,032,362 for the nine months ended November 30, 2008. We also recorded revenues of $56,028 from the Augme division during the nine months ended November 30, 2009, which was a result of the July 14, 2009 acquisition of New Aug, LLC.

Production and service delivery costs were $638,045 for the nine months ended November 30, 2009 compared to $498,030 during the nine months ended November 30, 2008 reflecting higher overall costs related to telecommunications and the cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Selling, general, and administrative expenses were $4,675,285 for the nine months ended November 30, 2009 compared with $2,734,277 for the nine months ended November 30, 2008, an increase of $1,941,008, or 71%. This increased expense primarily consisted of; approximately $573,000 of increased noncash stock option expense, approximately $177,000 due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development, approximately $709,000 related to increased staffing and compensation levels in sales and general management, and approximately $482,000 net increase in professional fees related to investor relations, accounting, legal, and other consulting fees and other expenses.  Approximately $1,174,000 of the total selling, general, and administrative expenses for the nine months ended November 30, 2009, were noncash in nature versus only $170,000 for the nine months ended November 30, 2008, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of common stock of the Company.

Depreciation and amortization expense was $890,680 for the nine months ended November 30, 2009 compared with $626,035 in the comparable 2008 period. Amortization expense increased to $625,567 for the nine months ended November 30, 2009 compared to $417,501 for the comparable 2008 period. Depreciation expense for the nine months ended November 30, 2009 increased to $265,113 compared to $208,534 for the nine months ended November 30, 2008. The increase in depreciation and amortization relates to the increased capitalization of internal software and for the intangible assets related to the New Aug, LLC; and Radio Pilot acquisitions.

Interest expense was $980 for the nine months ended November 30, 2009 versus interest income of $8,891 for the nine months ended November 30, 2008.

Gain (loss) on derivative instruments was a loss of $389,864 for the nine months ended November 30, 2009. This loss is non-cash in nature and is a result of the realized loss on the settlement of derivative liabilities during the nine months ended November 30, 2009 and the net unrealized change in the fair value of our derivative instrument liabilities related to warrants associated with two July 2004 financings.

For the nine months ended November 30, 2009, the Company incurred a net loss of $4,979,030 compared to a net loss of $1,284,295 in the comparable prior year period.  The $3,694,735 increase in the net loss is a result of decreased revenues and the increased expenses, including  non-cash expenses, as described above.

Liquidity and Capital Resources

During the nine months ended November 30, 2009, we raised $2,879,499 of capital through the sale of shares of common stock and the issuance of common stock in connection with the exercise of options and warrants by the holders of those securities.

Working capital, which is defined as current assets less current liabilities, decreased by $67,416 from a working capital deficit of $1,369,887 as of November 30, 2009 compared to a working capital deficit of $1,302,471 as of February 28, 2009. In addition to cash receipts from accounts receivable, we have funded our working capital deficit through periodic sales of the Company's stock and through the proceeds from the exercise of warrants and stock options.

As of November 30, 2009, we had a cash balance of $105,432 and we used cash of $2,450,164 to fund our operating activities during the nine months ended November 30, 2009.  However, since November 30, 2009, we have raised $2,546,904 from the sale of shares of our common stock and the exercise of warrants and options (See Note 5 – “Subsequent Events”).  Of this amount, $2,000,000 was received from a Midwest-based Accredited Investor in connection with a private placement transaction (the “Transaction”), which closed on January 12, 2010, provided for the issuance of Modavox restricted securities in the amount of 1,333,333 shares, at a price per share of $1.50. As part of the Transaction, the Accredited Investor has been granted 666,667 warrants, or 50% coverage, at a price per share of $3.00 with an expiration date of January 11, 2012. The Warrant Agreement does not provide for registration or net exercise provisions.

Based on the amount of capital we have raised since November 30, 2009 and the potential to raise additional capital from the exercise of warrants and options and the sale of additional common stock if required, we believe that we will have enough cash flow from operations and financing activities to support our business for at least the next twelve months. In fact, we believe that we have the capital necessary to implement our growth strategy in our core businesses and ensure a vigorous effort in protecting our intellectual property. However, no assurances can be made that we will have adequate capital or be successful in raising additional financing on terms that are acceptable to the Company or at all if our future financial results are not in line with our expectations.

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

Other than as set forth above, there have been no changes in our internal controls over financial reporting that occurred during the nine months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tacoda, Inc, AOL, LLC, Time Warner, Inc. & Platform-A, Inc.

In 2007, Modavox filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, alleging infringement of Modavox-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).

On May 16, 2008, Modavox issued a Cease and Desist letter to AOL, LLC. We advised the President of AOL of the possible expansion of our current action against Tacoda to include AOL, LLC if they intended to utilize the Tacoda advertising process throughout the AOL, LLC Platform A as described in recent publications and news releases. We informed AOL, LLC that a non-exclusive license to the patents-in-suit was available; however, in the absence of a license AOL, LLC’s published intention to make the Tacoda solution available across the Platform-A Network would in fact infringe upon well identified patents.

On May 23, 2008, we issued a Cease and Desist letter to AOL, LLC, related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network”. The use of BOOMBOX for entertainment services is believed by management to be an infringement of its rights in the BOOMBOX RADIO mark for identical services.  Modavox believes AOL’s use of the near identical mark may cause confusion or deceive the public into thinking AOL’s services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX cursive.  The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action.

On September 10, 2008, we filed a complaint against AOL, LLC in the U.S. District Court, Central District of California, for infringement of our trademark BOOMBOX RADIO.   On January 21, 2009, we filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our word-mark BOOMBOX RADIO, and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Per court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, where our complaint against Tacoda, Inc. for infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636 is pending.

With respect to the case against Tacoda, Inc. for patent infringement, depositions of the respective parties' witnesses are in progress. Modavox is focusing upon Tacoda's former software engineers and other persons knowledgeable about Tacoda's technology. Modavox also plans to depose the former and present CEOs of Tacoda and AOL. Modavox is also completing its review of the additional source code produced by Tacoda following Modavox’s recent sanctions motion alleging spoliation of source code and related data. It expects, however, to renew the motion shortly based upon the prior findings of its experts and counsel and the conclusions arising from their review of this latest source code production.

In Modavox's case against AOL, Platform-A and Time Warner, the parties have agreed upon staying the patent claims until the Tacoda action is concluded but to proceed on the trademark claims. An agreement has been reached to explore settlement and to proceed to mediation before a retired federal judge in respect to those trademark claims.

Sirius Satellite Radio

On June 6, 2008, we issued a Cease and Desist letter to Sirius Satellite Radio related to our Trademark Registration No. 2,397,385 for the word-mark BOOMBOX RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network”. The use of BOOMBOX for entertainment services is believed by management to be an infringement of our rights in the BOOMBOX RADIO mark for identical services.  Management believes Sirius Satellite Radio’s use of the near identical mark may cause confusion or deceive the public into thinking Sirius services originate or are somehow related to ours, or have the sponsorship or approval of Modavox. This threat is reinforced by the adoption of the large dominant BOOMBOX cursive. The remedies available to us include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages above and beyond profits, seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action. As of January 19, 2010, the matter remains unresolved.

Yahoo! Inc.

On April 28th of 2009, Modavox issued a Cease and Desist letter to Yahoo!, Inc. related to our U.S. Patent Nos. 6,594,691 and 7,269,636. The invention described and claimed by these patents relates to methods and systems for delivery of selected content from a network to a web page visitor. Over the past year, Yahoo has been deploying Blue Lithium's technology which involves targeting for Internet marketers and Web site publishers by delivery of ads based upon behavioral, contextual and demographic visitor parameters and preferences and results in customized content delivery accomplished in a manner which Modavox believes falls within the scope of one or more claims of each of the '691 and '636 patents. Accordingly, we have concluded that Yahoo and its Blue Lithium division are infringing one or more claims of both the '691 and the '636 patent.

On November 16, 2009, after extensive investigation and due diligence, Modavox filed a Complaint against Yahoo! Inc. for patent infringement, which matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL. The remedies available to us, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.

On January 15, 2010, Yahoo! Inc. filed an initial response to the patent infringement lawsuit filed by Modavox, seeking, in the alternative, (i) an order dismissing the Complaint (without prejudice to Modavox’s right to re-file) pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure, or, (ii) an order compelling Modavox to provide a “More Definite Statement” under Rule 12(e) of the Federal Rules of Civil Procedure.  Yahoo! contends that Modavox’s Complaint does not contain sufficient factual specificity regarding the basis of the Complaint. Modavox believes that its Complaint satisfies the “Notice Pleading” standards and requirements of Rule 8 of the Federal Rules of Civil Procedure and relevant case law, which authorities require that a complaint contain “a short and plain statement of the claim showing that the pleader is entitled to relief” in order to give the defendant fair notice of  “what the claim is and the grounds upon which it rests.”

In response to Yahoo!’s Motion, Modavox has the option of contesting the arguments advanced by Yahoo!, or filing an amended Complaint with certain additional detail based upon Modavox’s pre-filing due diligence.  If Modavox contests the Motion, Modavox’s response is due February 2, 2010, to be followed by a hearing on February 23, 2010.  Modavox intends to pursue the course of action that will most efficiently move past this technical pleading matter and focus attention on proving the infringement alleged in Modavox’s Complaint.

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

In September, we sold 43,478 shares at $1.15 for cash of $50,000.

In September, we issued 272,060 shares in connection with the exercise of warrants for cash of $53,309.

In October, we issued 852,564 shares in connection with the exercise of warrants for cash of $268,559.

In October, we sold 43,478 shares at $1.15 for cash of $50,000.

In October, we sold 160,000 shares at $2.50 for cash of $400,000.

In November, we issued 157,564 shares in connection with the exercise of warrants for cash of $22,059. These warrants were granted pursuant to an anti-dilution provision in a 2004 financing transaction and caused the exercise price to be reduced from $0.60 to $0.14.

In the quarter ended November 30, 2009, Modavox issued 167,717 shares in connection with the cashless exercise of options.

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

Date: January 19, 2010