Form 10-K
period 2010-02-28
Augme Technologies, Inc.
filed 2010-06-01
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

Commission file number 333-57818

Augme Technologies, Inc.
(Name of issuer in its charter)

Delaware	20-0122076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43 West 24th Street, Suite 11B
New York, NY 10010
(Address of principal executive offices, including zip code)

(800)  825-8135
(Issuer’s telephone number)

Securities registered pursuant to Section 12(B) of the Exchange Act: None
Securities registered pursuant to Section 12(G) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined Rule 405 of the Securities Act.
Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in  Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [ √ ]   Non-accelerated filer [  ]   Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes[  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on May 28, 2009 was $56,745,292.

The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, on May 28, 2010 was 57,456,977.

DOCUMENTS INCORPORATED BY REFERENCE

None

Augme Technologies, Inc.
Form 10-K for the Year Ended February 28, 2010

TABLE OF CONTENTS

PART I

Item 1.	Description of Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	17
Item 2.	Description of Property	17
Item 3.	Legal Proceedings	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6	Selected Financial Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements	F-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	31

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	31
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	44
Item 14.	Principal Accounting Fees and Services.	44

PART IV

Item 15.	Exhibits and Financial Schedules	44

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Augme Technologies, Inc., formerly Modavox, Inc., is a technology and services leader in interactive marketing platforms that enable marketers and advertising agencies to seamlessly integrate brands, promotions, video and other digital content through the power of the Internet and mobile communications. Augme’s intuitive new media marketing platforms give companies the control they need to quickly create, deploy and measure rich-media, interactive marketing campaigns across all networks and devices. Campaigns built on Augme marketing platforms condense the customer loyalty cycle by delivering personalized brand experience to customers where they work, play and live. Through its three operating divisions including mobile marketing (AD LIFE™), video content broadcasting and delivery (AD BOOM™) and ad network provisioning (AD SERVE™), Augme is connecting brands and content to consumers in a network of mobile and multimedia experiences enabling companies and their advertising agencies to increase marketing ROI and further monetize brand interactions.

Intellectual Property

Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents.  The Augme patents teach technical methods/systems enabling the dynamic customization of Web pages based upon user (Web site visitor) information (such as browser type, geographic location, behavioral data, etc.).  US Patent No. 6,594,691, was issued on July 15, 2003, and is titled “Method and System for Adding Function to a Webpage.”  US. Patent No. 7,269,636, was issued on September 11, 2007, and is titled “Method and code module for adding function to a Web page.” The ‘636 Patent is a continuation patent based on the ‘691 Patent and incorporates Claims that reflect how concepts from the ‘691 Patent are implemented in state-of-the-art delivery infrastructure and delivery practices seen in the marketplace today.

The Augme patents teach a two-code-module system that enables any networked content to be customized based on end-user criteria. The Augme patents thus enable a single Web page (traditional Internet and mobile Web) to have an infinite number of tailored service responses that allow Web page visitors to receive content that is customized to the user’s unique computing environment, connectivity, bandwidth level, geographic location, gender, age, or any other information about the Web page visitor (targeting criteria) such as behavioral marketing data.  Augme’s two-code-module Web page customization process has widespread application in the fields of Targeted Advertising, E-Commerce, Mobile Marketing/Advertising and other customized content delivery operations.

Augme’s patented methods and systems use Web browsers which adhere to the standards for Hypertext Transfer Protocol (HTTP) and add function to a Web page through an easily distributed software code module.  The method and system deliver responses to client (computer user) browser requests that are customized based upon visitor information and preferences.  When a Web page is downloaded, the technology automatically executes a first code module embedded in the Web page.  The first code module issues a first command to retrieve a second code module, via a network connection, from a server system.  Then, a second code module is assembled based upon the visitor information.  Finally, a the assembled second code module, with a service response, is returned to the visitor’s browser, where, upon execution, the response is rendered on the visitor’s processor platform (computer).

Augme’s patents have been cited on at least six occasions in third party filings with the U.S. Patent Office, including by Oracle, IBM, Sun Micro Systems and Hewlett Packard, in support of their own invention filings.

Augme believes that the methods and systems taught by its patents are being widely used in various Internet-based (including the mobile Web) industries and business verticals, including but not limited to “behavioral targeted advertising.”  Behavioral targeted advertising is the fastest-growing segment of Internet advertising, with expected growth from $575 million in 2007 to $3.8 billion in 2011. Internet advertising as a whole is expected to more than double from $21.7 billion in 2007 to $50.3 billion in 2011.

Augme is engaged in several legal disputes with companies which Augme alleges are infringing the Augme patent portfolio.  Currently pending patent infringement lawsuits and related matters are described in Part I, Item 3 (“Legal Proceedings”).

Augme’s patents are an integral and foundational component of Augme’s technology platforms and services as well as providing potential for attractive partnership opportunities with third parties who have been identified to license the technology within prescribed market verticals.  As Augme works to attain legal victories in currently pending patent infringement lawsuits, it is also pursuing certain strategic licensing arrangements with companies that Augme has identified as using Augme’s patented methods and processes.  In addition, Augme is obtaining organic licenses through Augme’s clients’ use Augme’s core technology Platforms – AD LIFE™ (mobile platform), AD Boom™ powered by Boombox® (video platform), and AD SERVE™ (ad-serving platform).  As part of these efforts, Augme’s Chief Technology Officer has prepared a study in conjunction with patent counsel detailing perceived use of the Augme patented methods and systems within the Mobile Marketing/Advertising Industry.

Augme’s Portfolio Detail

METHOD AND SYSTEM FOR ADDING FUNCTION TO A WEB PAGE
Initial Patent
Patent #:      6594691
Filing Date:  10/28/1999

Continuation #1
Patent #:      7269636
Effective Date:  10/28/1999
Issue Date:  09/11/2007

Assignment:	Augeme Technologies, Inc.
4636 E. University Dr., Ste 275
Phoenix, AZ 80354
Phone: 602.648.6080
Fax: 602.648.6081

Related and Pending 6594691 Filings:

Filed: 08/17/2007	Divisional Filing – Positive Indication on Issuance from U.S.P.T.O.
“Appliance” Patent Filed with Petition to Make Special

Filed: 09/17/2007	2nd Continuation Filing – Pending

With the appointment of Mark Severini as the Chief Executive Officer in April 2009 and the Company's subsequent acquisition of the assets of New Aug, LLC, our company began deploying products, services and technology within the mobile marketing marketplace. On July 14, 2009, the company completed the acquisition of one hundred percent (100%) of the business and assets of New Aug, LLC, a provider of a web-based marketing platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels. The results of New Aug, LLC’s operations have been included in the consolidated financial statements of the Company since that date. New Aug, LLC now operates as the Division now known as AD LIFE™. The integration of a mobile marketing division has expanded the reach of the overall strategy to develop, commercialize, and monetize our technological assets within the advertising and marketing industries, complementing pre-existing online targeted advertising initiatives to bring together a comprehensive strategy that fully leverages our core technology capabilities and IP claims.

In an effort to support Augme’s FY2010 business strategy, and in conjunction with the repositioning of other corporate assets earlier in FY2010, Augme disposed of certain tangible and intangible assets and certain liabilities and transferred certain obligations related to Internet Radio services. This transaction, effective December 31, 2009, transferred the business operations of our Internet Radio services to World Talk Radio, LLC (“WTR”), an Arizona based Limited Liability Company  owned and operated by VoiceAmerica co-founder and ten year veteran Jeff Spenard, the former President of Internet Radio and former Board Member of the Company.

The disposition of the Internet Radio operations resulted in an immediate reduction in expenses. Furthermore, as part of the strategy to streamline operations and to create non-encumbered revenues to support growth businesses, we will receive a perpetual royalty as a percentage of gross revenue generated by WTR for as long as the new entity provides Internet radio services according to the following graded schedule:

(i)	January 1, 2010 through March 31, 2010 – 5% of Gross Revenue

(ii)	April 1, 2010 through June 30, 2010 – 10% of Gross Revenue

(iii)	July 1, 2010 through June 30, 2015 – 15% of Gross Revenue

(iii)	July 1, 2016 and after – 5% of Gross Revenue

With the disposition of the Internet Radio operations, Augme now manages three operating divisions branded under “Augme” – derived from the verb Augment: to make something greater by adding to it. The Augme branded portfolio offers products and services based upon Marketing Driven Technology Platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices. The current (FY2010-2011) business strategy is primarily focused generating near-term revenue from AD LIFE™ and AD BOOM™. Meanwhile, AD SERVE™ has the potential to provide an incremental revenue stream for stand-alone ad provisioning, yet more importantly it represents an opportunity to serve in a complementary role to add value to the other divisions, tying together a comprehensive offering to create a one-of-a-kind suite of Marketing Driven Technologies. We believe these three divisions together with our patents essential to behavioral targeting will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

For a complete overview of the technology and our offerings, visit www.augme.com.

AD LIFE™ - Mobile Marketing

AD LIFE™ is our interactive platform to provide marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting Mobile Consumers through traditional print advertising channels.

Mobile phones are a way of life. There are over 240 million cell phone subscribers in the United States out of a total population of over 300 million. Each cell phone user is a “Mobile Consumer” – exposed to an average of over 80,000 ad impressions annually that could be augmented by interactive mobile marketing messages. Meanwhile, over $150 billion is spent in the US on traditional print marketing media across six major channels: magazine, point-of-purchase, newspaper, free standing inserts (“FSI”), out-of-home, and direct mail. Packaging also has become a recognized marketing medium, as consumer packaged goods companies are increasingly leveraging the package as a means to communicate with consumers.

Despite the proliferation of sophisticated mobile devices and the enormous marketing value promised by interacting directly with mobile consumers, marketers continue to struggle to find an easy, affordable, and effective way to fully integrate mobile into existing marketing and advertising campaigns. Augme solves this “mobile marketing puzzle” through a comprehensive platform that fully integrates all the tools and technologies required for traditional print media channels to deliver digital interactive marketing content on-demand to the mobile consumer.

For clients – including major consumer brands and their advertising agencies – AD LIFE™ augments advertising media with mobile interactivity to enhance and extend communication, persuasiveness, and effectiveness of existing campaigns. For Mobile Consumers, AD LIFE™ is an engine allowing them to respond to advertising by easily connecting to on-demand content and promotions (such as coupons, product information, web links, video/music downloads) printed in advertising media they see every day.

The competitive landscape for mobile marketing applications and services has historically been highly fragmented, comprised of mostly niche providers offering specific components of the required technology and services required for the implementation of a complete mobile marketing campaign. Over the past six months, we have seen noticeable progress by our mobile marketing competitors. Venture capital and private equity financing is aggressively moving into our space, bringing significant capital to consolidate small niche players into more comprehensive competitive threats. What was for a long time a very fragmented mobile marketing industry is quickly consolidating to create new and more formidable competitors. We believe AD LIFE™ maintains a time-to-market advantage with our strategic vision, our integrated and comprehensive technology platform, and our sales strategy.  We are closing contracts and delivering service to some of the largest consumer product and pharmaceutical brands, and we continue to build out our channel partner strategy with media purveyors and ad agencies across multiple industries.

AD LIFE™ enables marketers, brands, and advertising agencies to easily create, deliver, manage, and track interactive mobile marketing campaigns through a comprehensive web portal with four fully integrated and forward thinking components.

Consumer Response: Turnkey tools to create and assign Consumer Response Tags (“CRTs”) that allow consumers to use their mobile phone to easily and instantly access on-demand digital content. Augme Mobile’s open architecture offers the widest variety of CRTs in the market today, including SMS, 2D codes, Logo, and Audio recognition.

Content Formatting: While over 30% of Internet search is done via a mobile device, it has been estimated that only 2% of digital assets are formatted for proper viewing via a mobile device. The sophisticated device detection system in AD LIFE™ automatically renders existing digital assets for proper viewing and navigation on nearly any mobile device regardless of phone type, operating system, or mobile service provider.

Customer Relationship Management (CRM): Using data analysis gathered and processed using proprietary techniques, AD LIFE™ provides key metrics and results of client campaigns including demographic and behavioral data.

Promotional Partnerships: Access to pre-negotiated and readily available branded content to complement existing promotions. These include rebates and coupons that operate through a partnership with Inmar – the nation’s leading promotions transaction settlement provider, and many additional applications and services fully integrated with leading technology and service partners.

Technical partnerships are a critical differentiator for the AD LIFE™ platform, demonstrating our vision and success in building and integrating leading edge mobile marketing solutions. In FY2010 we announced a number of unique and valuable technical integration partnerships. Our collaboration with Inmar – the nation’s leading promotions transaction settlement provider – enables consumer directed rebate charity program (initially used by our client Springer Mountain Farms). We delivered the SmartSource mobile coupon program for News America Marketing, offering top national brand coupons available exclusively through the mobile phone. We also announced the successful integration and deployment of Scanbuy’s mobile multi-barcode scanner application and its new ScanLife Packaging Connect barcode registration solution into the AD LIFE™ mobile marketing platform, enabling product manufacturers and packaging companies to seamlessly link existing UPC, EAN or ISBN barcodes to the AD LIFE™ platform’s content creation, delivery, tracking and behavioral analytics tools, thereby providing consumers the opportunity to enhance their shopping and brand experiences.

Our advanced, comprehensive, and fully integrated AD LIFE™ mobile platform drives revenue primarily through license fees, marketing campaign fees, and fees associated with certain add-on promotional applications in the platform. Additional revenue is generated by platform administration and professional service fees related to the mobilization of client content and implementation of marketing campaigns through the platform.

As an early stage business in an emerging market, AD LIFE™ currently has a small number of clients and relatively low revenue, whereby each client is an important piece of our revenue base. However, as our client base grows throughout the current fiscal year, our revenue will naturally and quickly spread and become less dependent on any one client.

The AD LIFE™ sales strategy emphasizes indirect sales channel partnerships which continues to show progress since the acquisition of New Aug, LLC, highlighted by our ongoing working relationships with top traditional media purveyors in the US such as Graphic Packaging International, Shorewood Packaging (International Paper), News Corp’s News America Marketing (a division of News Corp), Verifone (formerly Clear Channel). These larger, more established firms create immediate credibility and build brand awareness and lead generation for Augme through their strong existing client relationships. Augme has also expanded the scope of the indirect sales channel to include advertising agencies of all sizes, leveraging the scalability of the AD LIFE™ platform and expanding the reach of our sales efforts by enabling these agencies to immediately offer a mobile component to their existing client base. The indirect sales channel strategy allows Augme to keep sales costs lower while greatly expanding the reach of our overall sales efforts by leveraging the sales agents of our partners.

AD LIFE™ continues to validate its growth plan of becoming the premier mobile marketing provider for the worlds largest consumer product companies and their marketing agencies. By integrating the AD LIFE™ platform within the marketing technology function of these formidable clients, we anticipate annuitized growth as the platform is utilized across multiple brands under a single master contract. We have historically referred to the initial sales engagements with these clients as “proof of concept” – whereby we serve to augment existing marketing initiatives around a single brand in their portfolio. Our strategy has been to demonstrate our ability to seamlessly and effectively add and execute a mobile component to a marketing campaign of that single brand, enabling us to win incremental business with additional brands under an existing master service agreement with the multi-brand client. We generate revenue from the single-brand proof-of-concept execution, but more importantly we earn credibility and trust company-wide to win business with brands across the client’s portfolio. This strategy continues to progress, as we were recently awarded an incremental sales opportunity from an existing customer – one of the largest consumer product companies in the US – to expand our relationship to include additional brands in their portfolio.

In addition to targeting consumer product brands, the AD LIFE™ platform has tremendous potential within specific vertical markets. In order to most effectively address one of the most active mobile marketing segments, we created Augme Mobile Health, which is the AD LIFE™ platform modified for the unique needs of the health care and pharmaceutical industry. This HIPAA-compliant mobile interactive technology offering enables marketers of prescription-drugs and their agencies to communicate with patients, health care providers, and consumers instantly through mobile phones, capturing them at point-of-prescription or point-of-purchase.

AD BOOM™ - Video Content Delivery, Featuring BoomBox® Technology

AD BOOM™ – the Division created  around our pre-existing and market-proven BoomBox® technology – is an intelligent Broadcast as a Service (BaaS) platform, now newly packaged and designed specifically for marketers and content owners, designed for marketers and clients who want to sell, promote, extend and enhance their content through a viral Internet distribution model. AD BOOM™ features the BoomBox® Video suite of applications and services to deliver content straight to desktops and Internet-enabled devices, and provides managed access for live and on-demand Internet broadcasting, e-learning and rich media advertising.

We believe the market for the monetization of video content delivery is ready to increase significantly, as all major media companies and content owners of all sizes face increased pressure to monetize their video content to survive. We further believe there is a large underserved market opportunity within the Internet PPV and we are establishing a leadership role in the space and applying exclusive patented targeting technology as barrier to competitors.

In recent months, the AD BOOMTM team has completed the necessary technological development, competitive analysis, platform specific business plan, and go-to-market strategy to successfully compete in the market. AD BOOMTM will be launching an updated, dedicated website and multimedia marketing initiative in Q2FY2011. The company believes AD BOOMTM is now poised with a highly competitive product offering to make an unabashed financial contribution through customer acquisition and revenue production, contributing to top-line revenues and bottom-line profit by the end of this fiscal year.

AD BOOM™ is a patented, secure video platform ideal for broadcasting both live and on-demand video content across any computing platform or mobile device. Our customers have full access to user-friendly BoomBox® Software as a Service (SaaS) admin portal, where they have the ability to fully customize their video player’s look, feel, social syndication functions, geo restrictions, SEO metadata and much more. Unlike most Video Platforms today, the BoomBox® also offers full web-page publishing tools; which means, if you do not have any existing web presence but have video you wish to share with the world, we can help you create a fully contextual web experience. Conversely, if you do have a preexisting web experience, we provide you with a variety of widget templates to choose from so that your BoomBox® video player fits perfectly into your existing environment.

We provide easy-to-use templates and tools for anyone to become a video broadcaster. Since our platform offering is SaaS our customers can manage their player/ page look and feel, content & distribution from any computer with web access, which relieves the burden of purchasing and hosting proprietary software, meaning the BoomBox® platform is incredibly convenient and saves our clients’ time, money & precious space on their hard drives. We are equipped to accommodate virtually any video format; HTML, Flash, Microsoft Silverlight and coming soon, HTML5 which is the new, preferred format for iPhone & iPad.

Along with our end-to-end platform and broadcast capability comes unique monetization offerings. For clients who wish to execute a full web-page broadcasting experience, our templates come with a variety of combinations of banner inventory (IAB standard 728x90, 300x250, 160x600 and more). Available in full-page and widget applications are in-player logo integration options, in-player pre, mid & post-roll and sponsor watermarks.

On top of all of this, we understand that not all video is created equal and there may be times where premium content needs to be gated and charged for.  As a solution, we offer our BoomBox Box Office that allows publishers to charge users a pay-per-view or subscription fees for access to content. Customers can leverage our in-house shopping cart to capture revenue or we can hook our Box Office up to an alternative source for revenue collection. The BoomBox® platform offers real-time analytics so our customers can see exactly who is watching, where they are, and how long they have tuned in.

The BoomBox® video platform, which has been built over 10 years, leverages the support of two US patents which outline our company’s ownership of the solution which identifies devices, bandwidth, bit rate, browser, geography, and any other predetermined parameter, allowing us the ability to deliver fully formatted and customized content based on end user criteria. This means that your video content will render perfectly across any device, including mobile.

The Online Video Platform market is rapidly evolving, with many emerging applications and utilizations of Internet video still in their infancy and large underserved markets in the space of events and venues, franchise operations, and corporate communications (HR, IR, PR).  Some competitors have established greater name recognition and resources than Augme has established do and will continue to undertake more extensive marketing campaigns. Largely, Augme has and may continue to be out invested in the area, technologically as well as advertising and promotion. In addition, these competitors may adopt more aggressive pricing policies than we do. However, Augme has distinct advantages over many of our current and potential competitors particularly in the emerging applications described above.  Moreover, many competitors may infringe upon the Augme IP and are accumulating damages that Augme is focused on collecting over the long term.  In essence the larger our competitors get so too do the damages and royalties owed to Augme. The most comparable and recognized players include Brightcove, Episodic, Ooyala, LiveStream, Kit Digital, and Monetize Media. Our BoomBox® player is technologically on par with each of the players mentioned above, which is an impressive realization given that many of our competitors have received far more significant outside funding and venture capital to develop their technology. Furthermore, we have identified three key development marketing and product packaging initiatives which will soon be underway, to further enhance the BoomBox® platform to add the edge we need to continue to compete successfully in the emerging areas in this space. Our advancements will be incorporated and deployed by the end of Q2FY2011.

AD BOOM™ has complete International Pay-Per-View for NBC Universal Artists and professional sports operations that have proven out a model that is now being aggressively marketed to customers in three primary verticals.  Owners and operators of Events and Venues, Franchise Operations and Multi Unit Operators, and Internet/Mobile Publishers are focal point of the current marketing initiative. BoomBox® continues to be used to power NBC, CBS, ABC, and FOX affiliates, delivering Internet broadcasts of network feeds from satellite remotes, high school sports stadiums, extreme weather alerts, and field reports to website visitors, often during hours outside the normal television broadcasting schedule. Augme has also developed interactive broadcasting platforms for clients including Bank of America (Merrill Lynch), and continues to build on enterprise configurations of the software that have been developed for Advanced Equities Corporation, Sudler & Hennessey, NAACP, Arizona State University, University of Arizona, Georgetown University, State of Arizona, State of New Mexico, The Arizona Republic, The Detroit Free Press, Village Voice and the New York Times.

Roughly $4,000 in passive revenue is captured each month from licensing, hosting and transfer fees of existing legacy deals. Leveraging the latest version of the AD BOOM™ platform scheduled for release in Q2FY2011, our residual passive revenue stream will increase with new sales as well as upselling to our existing client base interested in added features and functionality. Current clients include: West Virgina Media Holdings, DeMartini Seminars, Bank of America, XA The Experiential Agency, and Broadcast Media Incorporated (BMI) amongst others.

A recent client for AD BOOM™ is Comfort Zone Yoga Center for Whole Self Healing. Augme is building fully custom video network and web experience, utilizing our Box Office feature to monetize training videos via monthly subscription, live pay-per-view & on-demand pay-per-view options. This recently executed contract is a template for going forward AD BOOM™ engagements, generating revenue for production and delivery of content (pay-per-view and on-demand), plus residual passive per month licensing, hosting & transfer fees.

The AD BOOM™ division does not rely on a few major customers, but rather generates smaller, recurring revenue streams across multiple clients.

AD SERVE™ - Ad Network Provisioning

AD SERVE™ (formerly Stream Syndicate) is a digital advertising delivery platform that serves rich media and marketing communications to targeted destinations in a compatible, measurable and cost-effective manner. While ad serving is a highly competitive and crowded market, we believe the value of effectively competing is evidenced by the recent acquisitions in this space. In the current strategic plan, AD SERVE™ complements the AD LIFE™ and AD BOOM™ platforms for a complete suite of marketing driven technology products and services, and AD SERVE™ represents an opportunity to directly apply some of the most valuable claims of our intellectual property.

During 2009, the stand alone advertising platform AD SERVE™ (formerly the Stream Syndicate) was enhanced through further adoption within our client accounts, Gannett, Village Voice, West Virginia Media, South Dakota News Network, and ABC Disney’s Toledo affiliate.  It was also utilized by KFC in a national targeted advertising campaign for our customer Lion New Media. These deployments demonstrate the value of the platform – including targeting and reporting – and will help support core technology blueprints for future product development. More importantly for the current business strategy, the presence of these offers represent valuable complementary features and functionality to AD LIFE and AD BOOM clients, thus creating the opportunity for additional revenue with mobile marketing and video content delivery clients outside the core offers of those two divisions.

Technology Development and Delivery Infrastructure

One area that will play a large role in the success of our business is the effective monetization of Augme’s Intellectual property through the development and deployment of our Marketing Driven Technology Platforms, which includes our own proprietary technology development. The company owns mobile (AD LIFETM), video content delivery (AD BOOMTM), and ad network provisioning (AD SERVETM) platform technologies.  For all three, we have established application throughout FY2010 with foundational customers in key market verticals. We have and continue to invest in new versions of our software platforms with a companywide focus on the mobile AD LIFE™ and audio video AD BOOM™. Our technology continues to be proven in a diverse group of Internet applications all of which we believe have direct utility for use by clients for marketing and advertising purposes across highly scalable industry verticals. We believe that available resources are adequate to meet our current FY2011 development needs, and/or that any additional development resources that may be necessary can be easily obtained by hiring additional employees or by outsourcing either domestically or on a foreign basis through our overall development infrastructure currently in place.  Many customer projects fund improvements to the core technologies.

Interactive content, applications, and services are delivered and maintained over the Internet through a series of specialized computer servers maintained for that purpose (“Hosting Services”).  Hosting Services are provided by us through hosting agreements with Limelight Networks, Inc. (“Limelight”), and RackSpace Hosting (“RackSpace). We purchase storage, hosting, and bandwidth transfer from these companies based upon the different needs of the content that is being delivered to the Internet. These relationships with Limelight, and RackSpace provide a scalable, up-to-date hosting infrastructure and a secure network of dedicated media servers that allow our customers’ content to reach end users. The agreement with Limelight is a 12-month agreement, ending in May 2011. The Agreement with RackSpace is done on a device-by-device basis with varying contract lengths (generally 12 months). We are billed each month by Limelight based upon our usage and our monthly commitment. Any disruption of service with Limelight or Rackspace would adversely affect our business.

Employees

As of May 24, 2009 Augme employs 20 associates, including executive management, sales (including channel management), client services, technology development and IT infrastructure management, technical administration and implementation, and reception. We outsource some of our core technology development, which is currently under a 12-month contract with our vendor. We have no labor union contracts and believe relations with our employees are satisfactory.

Available Information

You can find more information about us at our Internet web site at (http:// www.augme.com). Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our current reports on Form 8-K are available from the Securities and Exchange Commission EDGAR web site at (http://www.sec.gov). All of these reports are available free of charge on our internet website as soon as reasonably practicable after we file such material electronically with the SEC.

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

ITEM 1A.  RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

We cannot assure you that we will be able to develop the infrastructure necessary to achieve the potential sales growth.

Achieving revenue growth will require that we develop additional infrastructure in sales, technical and client support functions. We cannot assure you that we can develop this infrastructure or will have the capital to do so. We will continue to design plans to establish growth, adding sales and sales support resources as capital permits. but at this time these plans are untested. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing clients are not successful, we may not be able to attract new clients or retain existing clients on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

We have a short operating history and a new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and increases the risk of your investment.

We have very little operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. In addition, we have limited experience operating our business during an economic downturn. Accordingly, we do not know if our current business model will continue to operate effectively during the current economic downturn. Furthermore, we are unable to predict the likely duration and severity of the adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

The markets that we are targeting for revenue opportunities may change before we can access them.

The markets for traditional Internet and mobile Web products and services that we are targeting for revenue opportunities are changing rapidly and are being pursued by many other companies, and the barriers to entry are relatively low. We cannot provide assurance that we will be able to realize these revenue opportunities before they change or before other companies dominate the market. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit client attrition and maintain our prices.

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

We face significant competition from large and small companies offering products and services related to mobile marketing technologies and services, targeted advertising delivery and the delivery of Web-based video.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive client bases and broader client relationships than we have. In addition, these companies may have longer operating histories and greater name recognition. These competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. If we are unable to compete with such companies, the demand for our products could substantially decline.

If we fail to promote and maintain our brand in a cost-effective manner, we may lose (or fail to gain) market share and our revenue may decrease.

We believe that developing and maintaining awareness of the Augme brand in a cost-effective manner is critical to our goal of achieving widespread acceptance of our existing and future technologies and services and attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the effectiveness and affordability of our products and services for our target client demographic. Historically, efforts to build brand recognition have involved significant expense, and it is likely that our future marketing efforts will require us to incur significant expenses. Such brand promotion activities may not yield increased revenue and, even if they do, any revenue increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may lose our existing clients to our competitors or be unable to attract new clients, which would cause our revenue to decrease.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that client’s use to promote their brands and products via mobile Web, Web-based video or other Web-based advertising. Our competitors are constantly developing innovations in customized communications, including technologies and services related to mobile marketing, targeted ad delivery and Web-based video delivery. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that people will use. We are unable to develop code in house and we rely on outsourced and overseas development teams. If we are unable to predict user preferences or industry changes, if we are unable to manage our projects or product enhancements, or if we are unable to modify our products and services on a timely basis, we may lose users, clients and advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users, clients and advertisers, are not appropriately timed with market opportunity or are not effectively brought to market.

The success of our business depends on the continued growth and acceptance of mobile marketing/advertising and Web-based video delivery as a communications tool, and the related expansion and reliability of the Internet infrastructure. If consumers do not continue to use the mobile Web and Web-based video delivery, or alternative communications tools gain popularity, demand for our marketing and advertising technologies and services may decline.

The future success of our business depends on the continued and widespread adoption of mobile marketing and Web-based video delivery as a significant means of advertising and marketing communication. Security problems such as “viruses,” “worms” and other malicious programs or reliability issues arising from outages and damage to the Internet infrastructure could create the perception that mobile or Web-based marketing/advertising is not a safe and reliable means of communication, which would discourage businesses and consumers from using such methods. Any decrease in the use of mobile devices or Web-based video resources would reduce demand for our marketing technologies and services and harm our business.

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

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new clients, which could adversely affect our ability to increase our client base.

We maintain a network of active channel partners which refer clients to us within different business verticals. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding clients, which could have a material adverse effect on us. The number of clients we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control.

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled employees whom we need to support our business.

Competition for highly skilled technical and marketing personnel is intense and we continue to face difficulty identifying and hiring qualified personnel in certain areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. As a result, any significant volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled technical and marketing personnel.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to serve our clients could diminish, resulting in a material adverse effect on our business.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical and marketing personnel, each of whom would be difficult to replace. The loss of the services of executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense, may take longer than anticipated and may significantly delay or prevent the achievement of our business objectives.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective, and we may not prevail in legal proceedings to prosecute alleged patent infringement or intellectual property misappropriation. Any significant impairment of our intellectual property rights, including any adverse ruling or delay in our pending patent or trademark litigation, could harm our business or our ability to compete. Also, protecting our intellectual property rights, including prosecution of patent infringement lawsuits, is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

We have a limited operating history, have incurred net losses in the past and expect to incur net losses in the future.

We have a limited operating history and have not recorded a profit on an annual basis. As a result of this, and the uncertainty of the market in which we operate, we cannot reliably forecast our future results of operations. We expect to increase our operating expenses in the future as a result of developing, refining and implementing a sales strategy.

We have incurred net losses in the past and we expect to incur net losses in the future. As of February 28, 2010, our accumulated deficit was $27,474,568. Our recent net losses were $8.4 million for the year ended February 28, 2010, $5.3 million for the year ended February 28, 2009 and $3.3 million for the year ended February 29, 2008. There is no guarantee we will be profitable in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, our financial performance could be adversely affected. If our revenue does not grow to offset these increased expenses, we may not be profitable in any future period. Our recent revenue growth may not be indicative of our future performance. In future periods, we may not have any revenue growth, or our revenue could decline.

We are incurring significant costs as a result of operating as a public company, and our management has been, and will continue to be, required to devote substantial time to compliance initiatives.

The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We expect to continue to incur such expenses and expend such time in the future. In addition, we will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

•	Our ability to compete effectively.
•	Our ability to continue to attract clients.
•	Our ability to attract revenue from advertisers and sponsors.
•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure.
•	General economic conditions and those economic conditions specific to the internet and internet advertising.
•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.
•	The success of our product expansion.
•	Our ability to attract, motivate and retain top-quality employees.

Our stock price is volatile, and you may not be able to resell your shares at or above the price you paid.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations.
Changes in estimates of our financial results
Investors’ general perception of us
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

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters is located in New York City, were we lease approximately 3,000 square feet of space for administrative, sales and client services personnel under a lease that expires in January 2012.   Additionally, we lease approximately 1,450 square feet of office space in Tucson, Arizona for sales and technical personnel expiring in 2011. Management believes that these facilities are adequate for current operations.  In December 2008, we consolidated our Las Vegas and San Diego offices to allow for better communication and our revenue growth strategies.  Our lease in Las Vegas was month to month and we provided a buyout for the San Diego offices equal to the remaining terms of the lease with a clause which allows for remuneration if the space is sublease to another party during the term.  We issued 300,000 shares of Augme Common Stock to the landlord in connection with the buyout.  The total cash buyout is consistent with the amount owed on the lease through the term.  The fair value of the 300,000 shares was $552,000 and was recorded as a lease termination expense at February 28, 2009.

ITEM 3. LEGAL PROCEEDINGS

Tacoda, Inc., AOL, Inc. & Platform A, Inc.

In 2007, Augme, formerly Modavox, filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, alleging infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”). Augme’s claims against Tacoda allege that Tacoda’s ad-targeting system/service directly infringes the Augme patents.  Augme has identified the technical components of Tacoda’s/AOL’s ad-targeting technology/systems and believes that such systems misappropriate the methods and systems described in Augme’s aforementioned patents.  Tacoda was acquired by AOL, Inc. in September, 2007, for $275 million.

On May 16, 2008, Augme, formerly Modavox, issued a Cease and Desist letter to the AOL, LLC President and Chief Operating Officer. We advised of the possible expansion of our current action against Tacoda to include AOL, LLC if they intended to utilize the Tacoda Advertising process throughout the AOL, LLC “Platform A”  as described in then recent publications and news releases. We informed AOL, LLC that a non-exclusive license to the patents-in-suit is available; however, in the absence of a license AOL, LLC’s published intention to make the Tacoda solution available across the Platform-A Network would in fact infringe upon well identified patents.

On May 23, 2008, Augme, formerly Modavox, issued a Cease and Desist letter to AOL, LLC related to its Trademark Registration No. 2,397,385 for the word-mark BOOMBOX® RADIO in connection with “entertainment services featuring music, news, talk shows, video and computer games, movies, and television shows, provided via a global computer network.” The use of BOOMBOX by AOL for entertainment services is believed by management to be an infringement of its rights in the BOOMBOX® RADIO mark for confusingly similar services. Management maintains that AOL’s use of the near identical mark causes confusion or deceives the public into thinking AOL’s services originate or are somehow related to Augme’s services, or have the sponsorship or approval of Augme. The remedies available include an injunction or court order prohibiting use of the mark, an award of profits from use of the mark, monetary damages sustained by Augme, or a reasonable royalty for past use as well as seizure, impoundment and destruction of any infringing forms, documents, signage, literature, and material bearing the mark, and costs of the action.

On September 10, 2008, Augme, formerly Modavox, filed a complaint against AOL, LLC at the U.S. District Court, Central District of California, for infringement of our trademark BOOMBOX® RADIO.   On January 21, 2009, we filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our word-mark BOOMBOX® RADIO and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Per court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, where our complaint against Tacoda, Inc. for infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636 is pending. As of  June 1, 2010, the AOL action remains unresolved as does the action against Tacoda.  The Parties’ previously scheduled Mediation with respect to the BOOMBOX® Trademark matter has been continued for what is expected to be a few weeks pending production of certain discovery related to damages.

Recent developments in the Tacoda/AOL patent infringement cases are cited below:

Motion for Sanctions for Spoliation of Evidence and Evasive Disclosure Practices

On April 22, 2010, Augme filed a “Motion for Sanctions for Spoliation of Evidence and Evasive Disclosure Practices.”  The Motion describes alleged non-preservation activities and omissions of Tacoda which resulted in the loss and/or willful destruction or alteration of evidence, as well as evasive actions taken by Tacoda during discovery.  A redacted version of the Motion is available as part of the public court record.  In the Motion, Augme describes the correlation between the Claims of the Augme patents and the operation of the Tacoda/AOL ad-targeting technology.

The Motion is an updated version of the motion filed by Augme on October 28, 2009, which was taken off the Court’s calendar by Augme (with leave to re-file) following a purported remedial supplemental source code production to be made by Tacoda in response to Augme’s motion and the Court’s request for clarification of some of the technology. As Augme’s renewed Motion states, Tacoda’s eleventh-hour production did not cure the alleged material discovery failures highlighted in Augme’s original motion, and in fact Augme’s technical experts have uncovered what they believe are additional instances of evidence spoliation since Augme’s original motion was taken off the Court’s calendar.

In addition to the relief it seeks, the Motion shows the comprehensive measures undertaken by Augme’s legal team and expert witnesses since Augme’s First Request for the Production of Documents in June, 2008, to identify key technical processes within Tacoda’s systems, and to obtain access to the critical source code and related files which prove how those systems operate. As described in the Motion, Augme contends that Tacoda’s processes map the steps taught by one or more of the Claims of Augme’s ‘691 and ‘636 patents, and it is Augme’s belief that Tacoda’s efforts in discovery have sought to deny Augme the opportunity to prove this with direct evidence.

The Motion, which was filed partially under seal pursuant to a previously issued Protective Order, identifies software source code and other significant materials that Augme contends were lost, destroyed, not preserved, or withheld in violation of applicable legal authorities. The Motion further contends that Tacoda had an obligation to preserve this evidence regarding its source code and related materials and that Tacoda should have known that destruction of such source code and related materials would materially increase the effort to Augme to fully and fairly prepare its infringement claims for trial.

The Motion seeks remedial and punitive evidentiary sanctions. Such sanctions include judicial findings and factual stipulations related to Tacoda’s Internet software and hardware for the period in question, which include, among others, that: (i) designated facts regarding how Tacoda’s systems infringe upon Augme’s Patents, be taken as established for the purpose of this case; and (ii) in its defense, Tacoda is precluded from asserting it has not infringed the Augme Patents in reliance upon source code or related data it has failed to produce as of the date of filing this Motion. The sanctions sought also include specific jury instructions, such as: (i) Tacoda destroyed relevant versions of its Source Code and related materials that existed when the Complaint was first filed by Augme in August 2007, (ii) this evidence was relevant to Augme’s case and its ability to directly prove infringement, and (iii) these facts can support an inference that the evidence would have been unfavorable to Tacoda. The Motion also seeks attorney fees and costs.
As of June 1, 2010, the Motion is being briefed by the Parties and no hearing date has been set.

Motion for Leave to File Second Amended Complaint Joining Claims Against AOL Based Upon Fraud and Inequitable Conduct

On Friday, May 14, 2010, Augme filed a “Motion for Leave to File Second Amended Complaint Joining Claims Against AOL Based Upon Fraud and Inequitable Conduct” related to its pending patent infringement action against Tacoda, Inc.

Augme’s May 14, 2010, Motion alleges that, based upon new evidence discovered by Augme, it would unfairly prejudice Augme to continue litigation solely against Tacoda, given that Tacoda is no longer operating as a separate entity and that AOL, as a matter of law, is responsible for Tacoda’s liabilities in this matter.  Among other things, Augme’s Motion specifically alleges that Tacoda is currently a mere “shell” company with no apparent assets to satisfy a judgment against it.  Further, Augme alleges that, based upon recently discovered evidence, AOL has been dominating and controlling Tacoda during almost the entire period this action has been pending, with Tacoda operating as a “division” within AOL, and that as a result AOL has become the alter ego of Tacoda and thus should be directly liable for Tacoda’s alleged patent infringement.

Augme’s Motion seeks to add AOL as an additional defendant in the Tacoda action and to hold AOL liable for Tacoda’s infringement of Augme’s patents before and during the time that Tacoda was under AOL’s control.  Permitting Augme to amend its Complaint against Tacoda to include AOL as an additional defendant will avoid any possible fraud or inequity upon Augme in its pursuit of remedies against Tacoda for alleged infringement of Augme’s patents.

As of June 1, 2010, the Motion is still pending.

To date, Augme’s patent infringement claims in the AOL case have been “stayed” (suspended) pending resolution of the Tacoda action.

Yahoo, Inc.

On April 28, 2009, we issued a Cease and Desist letter to Yahoo, Inc. related to our U.S. Patent Nos. 6,594,691 and 7,269,636. Up to the past year, Yahoo had been deploying Blue Lithium’s technology which involved targeting for internet marketers and Web site publishers by delivery of ads based upon behavioral, contextual and demographic visitor parameters and preferences. Subsequently, our attorneys and experts found that Yahoo! had transitioned to what is believed to be a similar technology. This technology results in customized content delivery accomplished in a manner which Augme believes still falls within the scope of one or more claims of each of the ‘691 and ‘636 patents.  Accordingly, Augme has concluded that Yahoo and previously its Blue Lithium division have been and are infringing one or more claims of both the ‘691 and the ‘636 patents.  The remedies available to us include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.

On November 16, 2009, after extensive investigation and due diligence, Augme, formerly Modavox, filed a Complaint against Yahoo! Inc. for patent infringement, which matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 JCS. Augme’s Complaint specifically asserts that Yahoo! has operated a business for profit that uses Augme’s technology claimed and described in the ‘691 and ‘636 patents without having sought or received Augme’s authorization to use its patented technology.  The remedies available to us, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.

Augme’s Complaint alleges that it has suffered irreparable harm as a result of the alleged infringement and thus seeks preliminary and permanent injunctions against Yahoo! to prevent Yahoo! from making, using, selling and offering for sale any products or services which infringe the ‘691 or ‘636 patents, or otherwise inducing or contributing to the alleged infringement. Augme’s Complaint also seeks monetary damages in an amount to be determined at trial, but in no event less than a reasonable royalty, to compensate Augme for Yahoo!’s alleged infringement, as well as a finding that Yahoo!’s infringement was willful and deliberate, which finding could entitle Augme to up to three-times actual damages. The Complaint also seeks attorneys’ fees and Court costs, as well as any other remedies that the Court deems equitable and just.

Presently, the parties stipulated to and have been ordered to participate in a Settlement Conference before Magistrate Judge Elizabeth D. Laporte before the end of July and the parties intend to continue settlement discussions before a private mediator if the matter is not thereby resolved.

Other Litigation

On December 29, 2009, two holders of Company Common Stock Purchase Warrant Agreements filed a lawsuit against the Company in the United States District Court for the Central District of California. The Complaint alleges Breach of Contract, Contractual Breach of the Implied Covenant of Good Faith and Fair Dealing, Declaratory Relief, and Injunctive Relief, related to certain Common Stock Purchase Warrant Agreements. Augme disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. Augme has retained counsel, is defending the matter, and as of June 1, 2010, the matter remains unresolved.

October 26, 2009, Movieland Classics, LLC, a former customer of Augme, now Augme, filed an action for breach of contract, fraud and negligent misrepresentation alleging damages of $30,000 to $40,000.  Augme cross-complained for the $8,500 unpaid portion of the $13,500 contract. Augme takes the position that damages in the case are limited by the terms of the contract to the $5,000 paid.  The case is presently scheduled for mediation and discovery is underway.

If unsuccessful, these claims may materially and adversely affect our business and , with respect to the warrant litigation, may result in dilution to our shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the year ended February 28, 2010, our common stock traded on the OTC Bulletin Board Market under the symbol “MDVX." Since March 23, 2010, and as part of the change in our corporate identity, we have traded under the symbol “AUGT” The following table sets forth the quarterly high and low reported last bid prices for our common stock during each quarter of fiscal year 2009 and 2008:

Fiscal Year 2009	High	Low

First Quarter ended May 31, 2008	$1.95	$1.47
Second Quarter ended August 31, 2008	1.90	1.44
Third Quarter ended November 30, 2008	1.80	1.18
Fourth Quarter ended February 28, 2009	2.18	1.36

Fiscal Year 2010

First Quarter ended May 31, 2009	$3.93	$1.65
Second Quarter ended August 31, 2009	4.35	3.10
Third Quarter ended November 30, 2009	3.78	2.20
Fourth Quarter ended February 29, 2010	2.02	1.07

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Subsequent to February 28, 2010 and through May 28, 2010, we completed the following transactions:

1)	Issued 30,000 shares for cash.
2)	Issued 170,227 shares to former employees under cashless exercise of options.

WARRANTS

The Company has issued all such securities in reliance on Section 4(2) of the Securities Act of 1933, as amended.

As of May 28, 2010, the number of holders of record of our common stock was approximately 272.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 28, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options.	Weighted - average exercise price of outstanding options.		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)		(c)

Equity compensation plans approved by security holders	-0-	N/A		N/A

Equity compensation plans not approved by security holders	1,225,000 shares of common stock 4,300,000 shares of common stock	$ $	0.62 0.25	-0- -0-

Benefit Plans

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

During the year ended February 28, 2009, Augme granted 1,732,296 options exercisable into unregistered shares of common stock at $1.50 per share. These options, consistent with those granted during the year ended February 28, 2007, vest over 5 years however have a five year term. Augme did not recognize an expense for these options grants as the first vesting date occurs following the fiscal year ending February 28, 2009.

During the year ended February 28, 2009, Augme also granted 427,342 options exercisable into unregistered shares of common stock at $0.55 per share to a former employee. The options originate from a 2006 agreement that has been under dispute and were considered to have a “Remote” chance under SFAS 5 to be issued. It became probable that Augme would have to issue these options when the settlement agreement was signed into in fiscal 2009. These options have a life of 10 years, and vest immediately.

EMPLOYEE STOCK OPTIONS

On February 28, 2010, we had 5,380,455 of these options outstanding. For the period ended February 28, 2010, we recognized $1,579,033 of stock compensation expense.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our financial statements. Our financial statements for these periods were audited by an independent registered public accounting firm. You should read the data below in conjunction with our financial statements, related notes and other financial information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." These historical results are not necessarily indicative of results that may be expected for future periods.

	Year Ended February 28,
	2010	2009	2008	2007	2006

Statement of Operations Data:
REVENUE	$339,901	$337,327	$743,044	$1,064,278	$-

COST OF REVENUE	492,838	215,412	563,414	542,966	-
Operating expenses:
Selling, general and administrative	5,580,743	3,271,452	2,945,525	1,400,416	-
Depreciation and amortization	841,280	541,951	383,687	348,103
Impairment	-	729,000	-	-	-
Lease termination Expense	-	489,845	-	-	-

Total operating expenses	6,422,023	5,032,248	3,329,212	1,748,519	-

LOSS FROM OPERATIONS	(6,574,960)	(4,910,333)	(3,149,582)	(1,227,207)	-
OTHER INCOME (EXPENSES)
Interest income (expense), net	(1,343)	9,221	(153,995)	3,350	-
Loss on Derivatives	(335,820)	-	-	-	-
Impairment of subscription receivable	-	-	(395,649)	-	-

LOSS FROM CONTINUING OPERATIONS	(6,912,123)	(4,901,112)	(3,699,226)	(1,223,857)	-

DISCONTINUED OPERATIONS

Loss from discontinued operations	(588,214)	(424,398)	395,221	669,775	(2,186,104)
Loss on sale of discontinued operations	(878,162)	-	-	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,466,376)	(424,398)	395,221	(669,775)	(2,186,104)

Net income (loss)	$(8,378,499)	$(5,325,510)	$(3,304,005)	$(554,082)	$(2,186,104)

Basic and diluted loss per share from continuing operations	$(0.14)	$(0.12)	$(0.10)	$(0.04)	$-

Basic and diluted net income (loss) per share	$(0.16)	$(0.13)	$(0.09)	$(0.02)	$(0.17)

Weighted average shares of common stock used in computing basic and diluted net loss per share	50,980,171	41,874,738	37,979,062	31,551,573	12,696,032

As of February
February 28, 2010	February 28, 2009	February 29, 2008	February 28, 2007	February 28, 2006

Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$1,617,573	$374,696	$657,174	$1,220,592	$325,040
Total assets	19,853,749	5,413,953	5,883,750	4,867,363	3,678,051
Deferred revenue	222,345	-	-	-	-
Accumulated Deficit	(27,474,568)	(18,464,925)	(13,139,415)	(9,139,566)	(8,585,484
Total stockholders’ equity (deficit)	$18,377,936	$2,887,134	$4,142,043	$4,083,456	$1,369,181

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

Overview

In fiscal year 2010, we initiated a comprehensive business growth strategy aimed at fully leveraging the value of our technology and patent portfolio by accelerating the advanced development of technology platforms that apply the most valuable aspects of the patents, and selling applications and services based upon our technology platforms in high growth markets.

In an effort to support our fiscal year 2010 business strategy, we transferred the business operations of our Internet Radio services to World Talk Radio, LLC (“WTR”). Note that due to the disposition of these assets and discontinued operations of Internet Radio business, the historical revenues, costs, and expenses of our Internet Radio business are retroactively presented as discontinued operations in our income statement for the recently ended fiscal year and all prior years. As a result of the Internet Radio transaction, we will receive a perpetual royalty as a percentage of gross revenue generated by WTR for as long as the new entity provides Internet radio services. Income from this royalty will be reported as part of discontinued operations and not part of our revenues.  Consequently, this analysis compares the operating results of our continuing operations, which presently includes our three operating divisions.

With the disposition of the Internet Radio operations, Augme now manages three operating divisions. Our current business growth strategy is primarily focused generating near-term revenue from AD LIFE™ and AD BOOM™, while AD SERVE™ represents an opportunity to serve in a complementary role to add incremental revenue opportunities to clients of the other divisions.

We believe that we have validated the strategic assumption that our patented and proprietary software technology may be utilized to create scalable, salable and highly competitive products and services, and that our current strategy will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide. While we have secured proof-of-concept revenue for our current operating divisions, we have yet to generate sufficient revenue or an adequate client base to demonstrate scalability that would allow us to project sustainable long-term growth and predictable profit margins. However, in fiscal year 2010, we have established sales and delivery infrastructure to fulfill our revenue goals. Furthermore, because our applications and services are based on scalable marketing driven technology platforms with integrated components offering a wide variety of valuable, leading edge, easy to integrate services for a broad client base, we believe that steadily increasing revenue and a growing client base in fiscal year 2011 will provide data that will enable us to better project revenue and profit margins.

Our advanced, comprehensive, and fully integrated AD LIFE™ mobile platform drives revenue primarily through license fees, marketing campaign fees, and fees associated with certain add-on promotional applications and services. Additional revenue is generated by platform administration and professional service fees related to the mobilization of client content and implementation of marketing campaigns through the platform. As an early stage business in an emerging market, AD LIFE™ currently has a small number of clients and relatively low revenue, whereby each client is an important piece of our revenue base. However, as our client base grows, our revenue will naturally and quickly spread and become less dependent on any one client.

For AD BOOM™, roughly $4,000 in passive revenue is captured each month from licensing, hosting & transfer fees of existing legacy contracts. Leveraging the latest version of the AD BOOM™ platform scheduled for release in the second quarter of fiscal year 2011, our residual passive revenue stream will increase with new sales as well as upselling added features and functionality to our existing client base, which includes West Virgina Media Holdings, DeMartini Seminars, Bank of America, XA The Experiential Agency, and Broadcast Media Incorporated (BMI) amongst others. A recent client for AD BOOM™ is Comfort Zone Yoga Center for Whole Self Healing. Augme is building fully custom video network and web experience, utilizing our Box Office feature to monetize training videos via monthly subscription, live pay-per-view & on-demand pay-per-view options. This recently executed contract is a template for going forward AD BOOM™ engagements, generating revenue for production and delivery of content (pay-per-view and on-demand), plus residual passive per month licensing, hosting & transfer fees.

Production and service delivery expenses include client services (project managers, marketing managers) and implementation personnel (platform administration and other professional services including the development of traditional and mobile web sites), as well as third party software production costs and third party hosting costs.

Selling, general and administrative expenses consist primarily of salaries, commissions (including indirect channel partner commissions) and related expenses for sales, marketing, accounting, and administrative personnel, as well as other general corporate expenses such as rent, communication (public relations and investor relations), legal and accounting fees.

Results of Operations

The discussion of the results of operations compares the fiscal years ended February 28, 2010 with the fiscal year ended February 28, 2009 and the fiscal year ended February 28, 2009 with the fiscal year ended February 29, 2008, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

2010 Versus 2009

For the year ended February 28, 2010, gross revenues were $339,901 an increase of $2,574 over 2009 revenues of $337,327. The increase in revenues relates to revenues from the AD LIFE division, which is our newest division and resulted from our acquisition of New Aug, LLL, completed on July 14, 2009.  This increase in revenues was partially offset by lower revenues from our AD BOOM and AD SERVE divisions, which were in the process of being repositioned in the market and went through a restructuring of the sales department during fiscal 2010.

Cost of revenues primarily consist of salaries and wages of our client services and service delivery personnel and cost to host our platforms and deliver content to our clients.  Our cost of revenues for the year ended February 28, 2010 were $492,838 vs. $215,412 for the fiscal year ended February 28, 2009, an increase of $277,426.  This increase in costs is primarily related to our new AD LIFE division as we establish the necessary infrastructure in order to support our increasing customer base in this area.  We believe that as revenues grow we will not need to increase costs at the same rate due to the ability to leverage our platforms and related costs over a larger revenue base.

Selling general and administrative expenses primarily consist of wages and benefits for sales, administrative, development personnel and outside development expenses, finance and accounting personnel, professional fees, stock option expense, expenses to market our products, and other corporate expenses.  For the year ended February 28, 2010 our selling, general and administrative expenses were $5,580,743 vs. $3,271,453 for the year ended February 29, 2009, an increase of $2,309,290. The increase primarily consists of a $951,762 non-cash expense increase related to stock compensation, an increase in salaries and wages of $923,496 from $634,582 in fiscal year 2009 to $1,558,078 primarily due to increase in personnel related to the acquisition of New Aug, LLC, an increase in professional fees of $237,007 from $1,084,821 in fiscal year 2009 to $1,321,828 in fiscal year 2010.

Depreciation and amortization expenses increased to $841,280 in 2010 from $541,950 in 2009 due principally to the increase in software amortization expense arising from the software developed internally and the amortization of intangible assets associated with the acquisition of New Aug, LLC in July 2009.

There was no impairment on goodwill recorded for the year ended February 28, 2010, compared to $729,000 for the year ended February 28, 2009.

In fiscal year 2009, we recorded a lease termination expense of $489,845 associated with the termination of the termination of an office lease in San Diego.  This payment was made in the form of the Company’s common stock.

Interest expense, net of interest income was $1,343 compared to net interest income of $9,221 in the prior year.

Loss from discontinued operations was $1,466,376 in fiscal year 2010 vs. a loss of $424,398.  This increase consists primarily of the loss on the sale of discontinued operations that was recorded in fiscal 2010 of $878,162.

The net loss was $8,378,499 in 2010 compared to a net loss of $5,325,510 in 2009 for the reasons as explained above.

2009 Versus 2008

For the year ended February 28, 2009, gross revenues were $337,327 vs. revenues of $743,044 in fiscal 2008, a decrease of $405,717.  This decrease was due to decreased in the Interactive Division (now broken into AD BOOM and AD SERVE) because of the strategic focus on our patent and Intellectual Property strategy. As a result, we have extended the reach of our Interactive Products Enterprise Communication Software which is primarily our BoomBox® Video product and related hosting. In the fourth quarter of 2009 we finalized an internal control policy related to collections which required a write off of certain accounts that had been in the reserve for doubtful accounts for more than year.

Cost of revenues for fiscal 2009 were $215,412 compared to $563,414 for fiscal 2008, a decrease of $348,002. This decrease in costs is due to the lower revenues, which reduce our internal delivery costs. Also in fiscal 2009, we renegotiated contracts with content management and hosting vendors in order to decrease costs

Selling general and administrative expenses for fiscal year 2009 were $3,271,453 vs. $2,945,525 for fiscal year 2008, an increase of $325,928.  This increase consists primarily of a $651,749 increase in non-cash stock compensation expense, a $284,851 loss on a settlement, an increase in salaries and benefits of $214,947 from $419,635 in fiscal year 2008 to $634,582 in fiscal year 2009.  These increases were partially offset by a decrease of $370,723 in professional fees from $1,455,544 in fiscal year 2008 vs. $1,084,821 in fiscal year 2009.

Depreciation and amortization expenses increased to $541,950 in fiscal year 2009 from $383,687 in fiscal year 2008 due principally to the increase in software amortization expense arising from the software developed internally and acquired externally during fiscal 2008 and 2007.

Impairment in the amount of $729,000 was recorded for the year ended February 28, 2009 on the Goodwill related to Kino acquisition. No such expense was recorded for fiscal year 2008.

In fiscal year 2009, we recorded a lease termination expense of $489,845 associated with the termination of the termination of an office lease in San Diego.  This payment was made in the form of the Company’s common stock.

Interest income, net of interest expense was $9,221in 2009 compared to net interest expense of $153,995 in the prior year.

The loss from discontinued operations in fiscal year 2009 was $424,398 vs. income from discontinued operations of $395,221 in fiscal year 2008.

The net loss was $5,325,510 in 2009 compared to $3,304,005 in 2008 for the reasons as explained above.

Liquidity and Capital Resources

During fiscal year 2010, we raised $5,450,960 of capital through the issuance of unregistered shares of common stock.

As of February 28, 2010, we had cash balances of $1,617,573 and working capital surplus of $348,331.  We do not believe that this liquidity is adequate to fund our current operations without supplemental funds from sales of our equity or other sources. Due to the sustained and substantial progress in the procurement of necessary working capital required to meet operating and general corporate expenditures, we believe that we will have enough cash flow from operations and from financing sources to continue for the next twelve months. Specifically, we have had substantive discussions with existing warrant holders and other prospective financing sources which lead us to believe that we will be able to obtain the capital necessary to not only maintain current operations, but also to develop and implement our growth strategy in our core businesses as well as ensure a vigorous effort in protecting our Intellectual Property.

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

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $4,823,000 deferred income tax asset that relates to net operating loss carry forwards at February 28, 2010. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax assets.

We evaluate the impairment of long-lived tangible and intangible assets, including goodwill,  in accordance authoritative guidance in order to determine whether a write down of the applicable long-lived asset is required. This evaluation requires that we estimate future cash flows in order to evaluate whether any impairment has occurred. Due to the nature of estimates, actual cash flows will vary from those estimated.

Stock option expense is recorded in accordance with authoritative guidance. The calculation of this expense requires certain assumptions, including the expected volatility of our stock price. See Note 2 of Notes to the Consolidated Financial Statements for the assumptions utilized.

Our revenue recognition policy requires that we evaluate client contracts with multi-deliverables in accordance with authoritative guidance to determine the period in which revenues are recognized. These evaluations are based upon the interpretation of client contracts.

We record a liability for contingencies when we believe that it is reasonably possible that a liability exists and when we can estimate the potential range of that liability. We evaluate contingencies based upon our analysis of the contingency, which includes receiving advice from professionals, such as attorneys.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Augme Technologies, Inc. (formerly Modavox, Inc.)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of February 28, 2010 and February 28, 2009.	F-3

Consolidated Statements of Operations for the years ended February 28, 2010, 2009 and
February 29, 2008.	F-4

Consolidated Statement of Stockholders' Equity for the years ended February 28, 2010, 2009 and February 29, 2008.	F-5 - F-6

Consolidated Statements of Cash Flows for the years ended February 28, 2010, 2009 and
February 29, 2008.	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Augme Technologies, Inc. (formerly Modavox, Inc.)
 New York, NY

We have audited the accompanying consolidated balance sheets of Augme Technologies, Inc. (formerly Modavox, Inc.) as of February 28, 2010 and 2009, and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended February 28, 2010, February 28, 2009 and February 29, 2008. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Augme is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Augme’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Augme Technologies, Inc. as of February 28, 2010 and February 28, 2009, and the consolidated results of its operations and its cash flows for the three years ended February 28, 2010, February 28, 2009 and February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
June 1, 2010

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.)
CONSOLIDATED BALANCE SHEETS
	February 28,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,617,573	$374,696
Accounts receivable, net of allowance for
doubtful accounts of $63,747 and $436,273, respectively	115,747	373,965
Prepaid expenses and other current assets	79,133	30,816
Current assets of discontinued operations	-	444,871
Total current assets	1,812,453	1,224,348

Property and equipment, net of accumulated depreciation of
$733,241 and $449,266, respectively	464,690	508,258
Goodwill	13,106,969	386,746
Software and patents, net of accumulated amortization of
$1,456,679 and $899,417 , respectively	4,442,187	1,548,272
Deposits	27,450	348,000
Long-term assets of discontinued operations	-	1,398,329
TOTAL ASSETS	$19,853,749	$5,413,953

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$879,584	$1,059,242
Accrued liabilities	362,193	605,653
Deferred revenue	222,345	-
Related party note payable	-	15,574
Current liabilities of discontinued operations	-	846,350
Total current liabilities	1,464,122	2,526,819

Long-term deferred revenue	11,691	-

Total liabilities	1,475,813	2,526,819

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
57,256,750 and 44,863,064 shares issued and
outstanding, respectively	5,726	4,486
Additional paid-in capital	45,846,778	21,347,573
Accumulated deficit	(27,474,568)	(18,464,925)
Total stockholders' equity	18,377,936	2,887,134

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,853,749	$5,413,953

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
		Years Ended
	February 28,	February 28,	February 29,
	2010	2009	2008

REVENUE	$339,901	$337,327	$743,044

COSTS OF REVENUES (Excluding depreciation): Production of service delivery costs	492,838	215,412	563,414
Operating Expenses
Selling, general, and administrative	5,580,743	3,271,453	2,945,525
Depreciation and amortization	841,280	541,950	383,687
Impairment	-	729,000	-
Lease termination expense	-	489,845	-

Total operating expenses	6,422,023	5,032,248	3,329,212

LOSS FROM OPERATIONS	(6,574,960	(4,910,333	(3,149,582

OTHER INCOME (EXPENSES)
Interest income (expense), net	(1,343	9,221	(153,995
Loss on derivatives	(335,820	-	-
Impairment of subscription receivable	-	-	(395,649

LOSS FROM CONTINUING OPERATIONS	(6,912,123	(4,901,112	(3,699,226

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(588,214	(424,398	395,221
Loss on sale of discontinued operations	(878,162	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,466,376	(424,398	395,221

NET LOSS	$(8,378,499)	$(5,325,510	$(3,304,005

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.14)	$(0.12)	$(0.10
Income (loss) from discontinued operations	$(0.03)	$(0.01)	$0.01
NET LOSS PER SHARE – basic and diluted	$(0.16)	$(0.13)	$(0.09
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	50,980,171	41,874,738	37,979,062

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2010, 2009 AND FEBRUARY 29, 2008

	Common Stock		Additional			Total
	Number		Paid-in	Stock	Accumulated	Shareholders'
	of Shares	Total	Capital	Subscription	Deficit	Equity

Balances, March 1, 2007	36,069,203	$3,607	$14,318,067	$(402,808)	$(9,835,410)	$4,083,456

Common stock issued for purchase of World Talk Radio assets	900,000	90	1,259,910	-	-	1,260,000
Common stock issued for:
Cash	2,022,376	202	851,181	(100,000)	-	751,383
Services	650,000	65	468,435	-	-	468,500
Common stock issued for warrant cashless exercise	140,140	14	(14)	-	-	-
Common stock issued for settlement of accounts payable	61,881	6	55,687	-	-	55,693
Employee stock option expense	-	-	141,796	-	-	141,796
Warrants granted for services	-	-	289,571	-	-	289,571
Impairment of subscription receivable	-	-	-	395,649	-	395,649
Net loss	-	-	-	-	(3,304,005)	(3,304,005)
Balances, February 29, 2008	39,843,600	3,984	17,384,633	(107,159)	(13,139,415)	4,142,043

Common stock issued for:
Cash	3,177,801	318	1,672,035	-	-	1,672,353
Services	50,000	5	87,495	-	-	87,500
Common stock issued for warrant cashless exercise	99,353	10	(10)	-	-	-
Common stock issued for option cashless exercise	952,310	95	(95)	-	-	-
Common stock issued to placement agent	60,000	6	(6)	-	-	-
Common stock issued for purchase of Avalar assets	150,000	15	277,485	-	-	277,500
Common stock issued for deposit on purchase of New Augme	200,000	20	347,980	-	-	348,000
Contingent shares issued for purchase of WTR assets	30,000	3	52,497	-	-	52,500

Common shares issued for termination of lease agreement	300,000	30	551,970	-	-	552,000
Employee stock option expense	-	-	888,653	-	-	888,653
Warrants granted for services	-	-	84,936	-	-	84,936
Proceeds from subscription receivable	-	-	-	107,159	-	107,159
Net loss	-	-	-	-	(5,325,510)	(5,325,510)
Balances, February 28, 2009	44,863,064	4,486	21,347,573	$-	(18,464,925)	2,887,134

Common stock issued for:
Cash	2,514,201	251	4,049,745	-	-	4,049,996
Services	246,467	25	510,292	-	-	510,317
Patent defense costs	705,103	70	1,326,164	-	-	1,326,234
Litigation settlement	75,000	8	284,993	-	-	285,001
Common stock issued for:
Option exercise	323,000	32	80,718	-	-	80,750
Warrant Exercise	3,829,886	383	1,319,831	-	-	1,320,214
Common stock issued for:
Cashless option exercise	1,102,593	112	(112)	-	-	-
Cashless warrant exercise	30,769	3	(3)	-	-	-
Purchase of New Aug, LLC assets	3,466,667	346	13,831,655	-	-	13,832,001
Purchase of Radio Pilot – escrowed shares	100,000	10	121,990	-	-	122,000
Employee Stock Option Expense	-	-	1,667,739	-	-	1,667,739
Warrant Expense	-	-	339,229	-	-	339,229
Derivative instruments - Cumulative effect of change in accounting principle	-	-	(68,798)	-	(631,144)	(699,942)
Settlement of derivative liabilities	-	-	1,035,762	-	-	1,035,762
Net loss	-	-	-	-	(8,378,499)	(8,378,499)
Balances, February 28, 2010	57,256,750	$5,726	$45,846,778	$-	$(27,474,568)	18,377,936

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,		February 29,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,378,499)	$(5,325,510)	$(3,304,005)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	841,280	541,951	383,687
Bad debt expense	67,503	203,816	120,665
Common stock issued for termination of lease	-	552,000	-
Common stock issued for services	510,317	87,500	468,500
Common stock issued for settlement	285,001	-	-
Impairment of goodwill	-	729,000	-
Impairment of subscription receivable	-	-	395,649
Loss on sale of discontinued operations	878,162	-	-
Loss on disposal of fixed assets	-	1,746	-
Loss on derivative instruments	335,820	-	-
Stock option expense	1,667,739	888,653	141,796
Warrants granted for services	339,229	84,936	289,571
Changes in operating assets and liabilities:
Receivables	215,715	(371,731)	192,602
Prepaid expenses and other current assets	(48,317)	(12,797)	(3,904)
Other assets	(27,450)	-	-
Accounts payable and accrued expenses	(362,923)	708,035	-
Deferred revenue	178,619	-	-
Net cash used in continuing operations	(3,497,804)	(1,912,401)	(1,315,439)
Net cash provided by discontinued operations	118,688	683,860	294,273
NET CASH USED IN OPERATING ACTIVITIES	(3,379,116)	(1,228,541)	(1,021,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(240,449)	(313,104)	(232,088)
Purchase of assets from New Aug, LLC	(324,000)	-	-
Cash paid for purchase of intangible assets	-	(50,476)	(27,163)
Patent defense cost	(248,944)	(353,000)	-
Net cash used in continuing operations	(813,393)	(716,580)	(259,251)
Net cash used in discontinued operations	-	(88,986)	(57,841)
NET CASH USED IN INVESTING ACTIVITIES	(813,393)	(805,566)	(317,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	4,049,996	1,672,353	751,383
Proceeds from subscription receivable	-	107,159	-
Proceeds received from the exercise of warrants	1,320,214	-	-
Proceeds received from the exercise of stock options	80,750	-	-
Payments on line of credit	-	(19,590)	(410)
Net proceeds from (payments on) related party note payable	(15,574)	(8,293)	23,867
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,435,386	1,751,629	774,840

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,242,877	(282,478)	(563,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	374,696	657,174	1,220,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,617,573	$374,696	$657,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cumulative adjustment to retained deficit for derivative liabilities	$699,942	$-	$-
Settlement of derivative liabilities	1,035,762	-	-
Stock issued for purchase of assets from New Aug, LLC	13,832,001	-	-
Stock issued for patent defense	1,326,234	-	-
Issuance of accrued Radio Pilot common stock	122,000	-	-
Stock issued for purchase of assets from Avalar	-	277,500	-
Contingent shares issued for purchase of World Talk Radio	-	52,500	-
Contingent shares issued for purchase of Avalar	-	122,000	-
Stock issued for placement agent services	-	6	-
Stock issued for deposit on acquisition of New Augme	-	348,000	-
Stock issued for purchase of World Talk Radio	-	-	1,260,000
Stock issued for subscription receivable	-	-	100,000
Stock issued for settlement of accounts payable	-	-	55,693

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Augme Technologies, Inc. (formerly Modavox, Inc.) (“we”, “our”, or the “Company”) is a Delaware corporation headquartered in New York, New York. We are a provider of technology and services in interactive media marketing platforms that enable marketers and agencies to seamlessly integrate brands, promotions, video and digital content through the power of the internet and mobile communications.  Our intuitive new media marketing platforms give companies the control they need to quickly create, deploy and measure rich-media, interactive marketing campaigns across all networks and devices.  Campaigns built on Augme marketing platforms condense the customer loyalty cycle by delivering personalized brand experience to customers where they work, play and live.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  The Company regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.  Significant estimates relate to allowances for tax assets, the use of the Black-Scholes pricing model for valuing stock option and common stock warrant issuances, estimates of future cash flows used to evaluate impairment of long-lived assets, the period in which revenues should be recorded, and the collectability of accounts receivable.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries.  Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting.  Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  Intercompany transactions are eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company provides access to its AD LIFE™ mobile marketing platform and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and revenues are generally recognized over the term of the contract.  The Company also offers professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria and have a fair value that can be obtained as the other services are generally sold without professional services.

Revenue from the Company’s AD BOOM™ digital video platform and AD SERVE™ ad delivery platform is based upon the terms of individual contracts and includes revenue from the production and delivery of online media content, revenue from the creation of custom software for online content delivery functionality, fees for hosting websites, and fees for producing online advertising content for third party and company websites.

Contracts may include single deliverables such as production and delivery of media content, hosting, fees from content retention or fees from online advertising content, or may include multiple deliverables such as custom software creation, audio production, and delivery of online media content or hosting. Revenues from single delivery contracts for the production and delivery of online media content and hosting are recorded pro rata over the term of the media content production and delivery or hosting period.  Multiple deliverable contracts are evaluated based on authoritative guidance to determine whether they meet the separation criterion for recognition of each deliverable as a separate unit.

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

Stock-Based Compensation

The Company applies the fair value recognition provisions for all stock-based payments granted or modified on or subsequent to March 1, 2006 in accordance with authoritative guidance. Under this guidance, the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions.

Loss per Share

In accordance with authoritative guidance, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period, assuming full dilution. As of February 28, 2010, there were potentially dilutive securities of options exercisable into 2,399,622 shares of common stock, and warrants exercisable to purchase 5,384,195 shares of common stock.  However, the computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on the calculation of earnings per share as the inclusion of these outstanding warrants and stock options would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, accounts receivable, obligations under accounts payable and accrued expenses. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

The Company applies the authoritative guidance in measuring assets and liabilities that are carried at fair value.  The guidance defines fair value, establishes a framework for measuring fair value, and provides required disclosures about fair value measurements.

Fair value under the authoritative guidance is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined are as follows:

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

Accounts Receivable

The Company’s accounts receivable balances are due from customers throughout the United States. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Based on the nature of the contract, our billing terms are such that a certain percentage is billed at the time of the contract and then at various time intervals or through the length of the agreement, which are generally up to twelve months.

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Our allowance for doubtful accounts was $63,747 and $436,273 as of February 28, 2010 and February 28, 2009, respectively.

Property and Equipment

Property and equipment consists primarily of software, office and computer equipment, furniture, fixtures and leasehold improvements and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $284,017, $223,578, and $122,334 for the years ended February 28, 2010 and 2009 and February 29, 2008, respectively.

Property and equipment consisted of the following at February 28, 2010 and February 28, 2009:

	2010	2009
Furniture	$43,374	$70,607
Computers, software, production equipment	1,081,410	1,033,368
Phone systems	30,687	30,687
Leasehold improvements	38,460	38,460
Total	1,197,931	957,524
Accumulated depreciation	(733,241)	(449,266)
Net	$464,690	$508,258

The Company capitalizes the costs of developing software for internal use or to be sold, leased or otherwise marketed in accordance with authoritative guidance. These costs include both purchased software and internally developed software. Costs of developing software are expensed until technological feasibility has been established. Thereafter, all costs are capitalized and are carried at the lower of unamortized cost or net realizable value. Internally developed and purchased software costs are generally amortized over three years.

Goodwill, Intangible Assets, and Long-lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company follows authoritative guidance with respect to the accounting for business combinations, goodwill and other intangible assets, and the impairment or disposal of long-lived assets.  This guidance requires the use of the purchase method of accounting for business combinations, sets forth the accounting for the initial recognition of acquired intangible assets and goodwill and describes the accounting for intangible assets and goodwill subsequent to initial recognition. Under these provisions, goodwill is not subject to amortization and an annual review is required for impairment. The impairment test is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company's annual impairment testing date is February 28.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. See Note 6 for the impairment recorded by the Company for the year ended February 28, 2010, 2009 and February 29, 2008.

When incurring legal costs to sue other parties for infringing on the Company’s patents, or in defending against claims by other parties that our patents are not valid, the Company capitalizes those legal costs as additional costs of the patent where the Company determines that a favorable outcome from the litigation is probable.  If the Company is ultimately unsuccessful, the costs are charged to expense. For legal costs that are capitalized, the value of any award received upon successful resolution of the legal action will first be recorded as a reduction of the capitalized legal costs, with any excess recorded as income.  For the years ended February 28, 2010 and 2009, the Company capitalized $1,575,178 and $353,000, respectively, of legal costs related to our lawsuit against Tacoda and Yahoo as the Company has determined that a favorable outcome is probable.

Software and patents consisted of the following at February 28, 2010 and February 28, 2009:

	Useful Life in
	Months	2010	2009

Software	36 to 84	$2,084,393	$2,084,393
Trademarks and patents Identifiable intangible assets: Customer relationships Acquired technology Non-compete agreement	55 72 60 36	1,938,473 950,000 670,000 212,000	363,296 - - -
Acquired trade name	24	44,000	-
Total		5,898,866	2,447,690
Accumulated amortization		(1,456,679)	(899,417)

Net		$4,442,187	$1,548,273

During the years ended February 28, 2010 and 2009 and February 29, 2008, the Company recorded amortization expense on intangible assets of $557,263, $318,372, and $105,416, respectively.

Deferred Revenue

Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as deferred revenue.

The Company relieves the deferred revenue balance and records revenue when the service has been performed in accordance with the Company’s revenue recognition policy.

Income Taxes

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income taxes related to timing differences between the basis of certain assets and liabilities for financial statement and income tax reporting. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with the Company’s second quarter financial reporting and did not have a material impact on the Company’s consolidated financial statements

In June 2008, the FASB issued authoritative guidance requires all derivatives to be recorded on the balance sheet at fair value.  Fair value for securities traded in the open market and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.  The pricing model the Company used for determining fair values of its derivatives is the Black-Scholes option-pricing model.  Valuations derived from this model are subject to ongoing internal and external verification and review.  The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities.  Selection of these inputs involves management’s judgment and may impact net income.  All of the securities underlying the Company’s derivatives were exercised during the fiscal year ended February 28, 2010, and, therefore, no derivative liability is reported on the balance sheet as of February 28, 2010.

NOTE 3 – DISCONTINUED OPERATIONS

On December 31, 2009, the Company entered into to a binding letter of intent with World Talk Radio, LLC (“WTR”), an Arizona Limited Liability Company, regarding the disposition of certain assets and liabilities related to the Internet Radio operations based in Tempe, AZ.

On February 25, 2010, the Company and WTR executed the final Asset Purchase Agreement in connection with the Binding Letter of Intent.

As consideration for the sale of the assets of the Internet Radio operations, the Company will receive a perpetual royalty as a percentage of gross revenue collected by WTR, based on the following schedule:

January 1, 2010 – March 31, 2010	- 5% of Gross revenues collected
April 1, 2010 – June 30, 2010	- 10% of Gross revenues collected
July 1, 2010 – June 30, 2015	- 15% of Gross revenues collected
July 1, 2015 and after	- 5% of Gross revenues collected

Since the proceeds from the sale of the Internet Radio operations is contingent on future revenue collected, we were required to record the net asset sold to WTR as a loss on the sale of discontinued operations, which amounted to $878,162.  However, all future royalty payments received will be reported as a gain on the sale of discontinued operations in the period received.

Management evaluated the future royalty payments and determined the cash flows are indirect. Management then performed an evaluation under FASB ASC 205-20 and determined there was no significant continuing involvement by Augme in the operations of the disposed Internet Radio component. Augme does not retain an interest and there are no existing contracts that would allow Augme to influence the operating or financial policies of the Internet Radio component.

Pursuant to accounting rules for discontinued operations, we have classified fiscal year 2010 and prior reporting periods to present the activity related to the Internet Radio operations as a discontinued operation. Discontinued operations for the twelve months ended February 28, 2010, 2009, and February 29, 2008 are summarized as follows:

	For the Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Revenues	$1,571,014	$2,326,614	$2,074,650

Cost of revenues	489,721	489,274	361,662
Operating expenses	1,669,507	2,261,737	2,108,209

Income (loss) from discontinued operations before income taxes	$(588,214)	$(424,397)	$395,221

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

Initially, Augme evaluated all of its financial instruments and determined that 382,359 warrants associated with two July 2004 financings qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of March 1, 2009. The fair value of these warrants were reclassified as of March 1, 2009 in the amount of $699,942 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $631,144 was recognized as an adjustment to the opening balance of retained earnings. During the year ended February 28, 2010, all 382,359 of these warrants were exercised for common stock. An aggregate loss since March 1, 2009 on the warrants of $335,820 and a reduction of the derivative liability of $1,035,762 were recorded on the settlement dates.

All of these warrants were exercised during the fiscal year.  The fair values of the warrants on March 1, 2009 were estimated using the following assumptions:

March 1, 2009
Expected volatility	75% - 95%
Expected term	5 - 11 months
Risk free rate	0.44% - 0.72%
Expected dividends	-
Fair value	$699,942

NOTE 5 – BUSINESS COMBINATIONS

Acquisition of New Aug, LLC: On July 14, 2009, the Company completed the acquisition of one hundred percent (100%) of the business and assets of New Aug, LLC, a provider of a web-based marketing platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels.  The results of New Aug, LLC’s operations, which now represents our AD LIFE™ operating division, have been included in the consolidated financial statements of the Company since that date.

The aggregate purchase price was $14,505,000, which consisted of $14,180,000 in stock and $325,000 in cash.  The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed with the excess purchase price being allocated to goodwill. The allocation of the purchase price to intangible assets and goodwill was based on an independent valuation.  The following table summarizes the allocation of the purchase price:

CC Consideration:
Cash paid	$325,000
C Common stock issued to New Aug, LLC’s Member’s	14,180,000

Total purchase price	$14,505,000

Allocation of purchase price:
C Cash	$1,000
A Accounts receivable	25,000
Accounts payable	(61,806)
Deferred revenue	(55,417)
Intangible assets	1,876,000
Goodwill	12,720,223

Total net assets acquired	$14,505,000

The following table reflects the final fair value off the acquired identifiable intangible assets and related useful lives:

	Fair value	Useful life
		(In years)
Customer relationships	$950,000	6
Acquired technology	670,000	5
Non-compete agreement	212,000	3
Acquired trade name	44,000	2

Total intangible asset value	$1,876,000

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and New Aug, LLC for the fiscal years ended February 2010, 2009 and 2008, giving effect to the merger as if it occurred on March 1 of each year:

	Year Ended February 28,
	2010	2009	2008

Pro forma revenues	$411,199	$411,481	$857,515
Pro forma net loss	(8,809,820)	(5,641,727)	(3,345,361)
Pro forma weighted average common shares	52,857,949	45,541,405	41,645,729
Pro forma basic and diluted net loss per share	$(0.17)	$(0.12)	$(0.08)

NOTE 6 - ASSET PURCHASES

On March 1, 2007, The Company purchased certain equipment and intangible assets from World Talk Radio, LLC (WTR), a San Diego based internet talk radio company, for 900,000 shares of common stock valued at $1,260,000 based upon the market price at the date of purchase. The purchase agreement provided that another 100,000 common shares be retained in escrow for one year after the March 1, 2008.  As of February 29, 2008, 30,000 common shares have been released and recorded at a fair value of $52,500.  During the fiscal year, 15,000 of the escrow common shares were cancelled pursuant to a clause in the Brento lease termination agreement (See note 9 for more details).  The remaining 55,000 have been accrued for as of February 28, 2009 at a fair value of $96,250.  In addition, the Company incurred $25,138 of fees associated with the transaction. The Company valued the purchased property and equipment at $35,000 and certain intangible assets, consisting of the trade name, domain name and various archived internet radio programs at $1,250,138. At the time of the purchase, WTR had two employees and minimal operating activity. In addition, the technology, marketing, and operating activities were abandoned and replaced with a Company version.  As a result, the Company accounted for this transaction as an asset purchase and not an acquisition of a business.

In May 2008, the Company purchased certain assets (RadioPilot) from Avalar, Inc., a Washington based internet radio software developer to enhance the Company’s current BoomBox® Radio offering.  The Company acquired the internet radio assets and enhancement platform for 250,000 shares and $50,000 cash. The purchase provides the Company with all of the intangible assets and no liabilities of Avalar. These shares were valued at their fair value of $1.85 per share for a share value of $277,500 for the 150,000 issued immediately, while the purchase agreement provides that the Company will hold in escrow 100,000 common shares for six months while the Company implements the software and integrates the systems. These shares have not been issued as of February 28, 2009.  An accrual has been set up for the future issuance of these 100,000 common shares at its fair value of $122,000.  At the time of the purchase, Avalar had one employee who will provide front line support of the system integration and texting through October 15, 2008. In addition, the technology, marketing, and operational activities, where they existed, were abandoned following integration and replaced with the Company versions. As a result, the Company accounted for the transaction as an asset purchase and not an acquisition of a business.

NOTE 7 – IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

At February 28, 2010, 2009 and February 29, 2008, the Company performed its annual review for impairment. This review was based upon the valuation approaches described in Note 2 – “Summary of Significant Accounting Policies—Goodwill, Intangibles and Long-Lived Assets”.

 On July 14, 2009, the Company acquired New Aug, LLC, now included in the AD LIFE™ division.   The Company accounted for this transaction using the purchase method of accounting for business combinations.  In the original purchase price allocation, the Company allocated $12,720,223 to Goodwill.  At February 28, 2010, the estimated fair value of the reporting unit was more than the carrying value of the reporting unit requiring no impairment.

On March 1, 2006, the Company acquired Kino Interactive Group, LLC, now included in the AD BOOM™ and AD SERVE™ divisions.  The Company accounted for this transaction using the purchase method of accounting for business combinations.  In the original purchase price allocation, the Company allocated $1,115,746 to Goodwill.  At February 28, 2009, the estimated fair value of the reporting unit was less than the carrying value of the reporting unit requiring the Company to determine the implied fair value of the Goodwill.  The implied Goodwill was $386,746 resulting in impairment of Goodwill of $729,000, which is reflected in the consolidated statement of operations for the fiscal year ended February 28, 2009.  There was no impairment expense for Kino during the fiscal years ended February 28, 2010 and February 29, 2008.

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At February 28, 2010 and 2009, for federal income tax and alternative minimum tax reporting purposes, the Company had unused net operating losses available for carry forward to future years of approximately $13,780,000 and $7,332,000, respectively.  The benefits from carry forward of such net operating losses will expire in various years through 2030. The benefit could be subject to limitations if significant future ownership changes occur in the Company.  The Company has provided a valuation allowance for the full amount of its deferred tax assets because at February 28, 2010 and 2009 it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. Future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, and from options and warrants for the purchase of common stock.

Deferred Tax Assets as of February 28, 2010 and February 28, 2009 are as follows:
	2010	2009

Deferred Tax Assets	$4,534,000	$2,566,000
Valuation Allowance	(4,534,000)	(2,566,000)
Net Deferred Tax Assets	-	-

NOTE 9 – RELATED PARTY DEBT

On February 28, 2009, the Company borrowed $15,574 from one of its officers. The loan is unsecured and due on demand with no stated interest rate. During the year ended February 28, 2010, the Company repaid the unsecured loan.

NOTE 10 – STOCKHOLDERS’ EQUITY

COMMON STOCK:

During fiscal year ended February 29, 2008, the Company completed the following transactions:

1)
Issued 900,000 common shares to purchase all of the intangible assets of World Talk Radio LLC, a San Diego based internet radio company.  These shares were valued at $1,260,000 based upon the market price at the date of purchase.

2)	Issued 2,022,376 common shares for cash of $751,383.

3)	Issued 650,000 common shares for services valued at $468,500.

4)	Issued 140,140 common shares to investors under cashless exercise of warrants.

5)	Issued 61,881 common shares with a fair value of $55,693 to settle accounts payable totaling $14,915 resulting in a loss of $40,778 on the settlement.

During the fiscal year ended February 28, 2009, the Company completed the following transactions:

1)	Issued 3,177,801 common shares for cash of $1,672,353.

2)	Issued 99,353 common shares to investors under cashless exercise of warrants.

3)	Issued 952,310 common shares to employees under cashless exercise of stock options.

4)	Issued 150,000 common shares to purchase the intangible assets of Avalar. These shares were valued at $277,500 based upon the market price at the date of purchase (see Note 4 for details).

5)
Issued 30,000 common shares with a fair value of $52,500 to World Talk Radio pursuant to contingent items that were completed.  The remaining 55,000 contingent shares have been accrued for as of August 31, 2008 with a fair value of $96,250. See Note 4 for details.

6)	Issued 50,000 common shares for services valued at $87,500.

7)	Issued 60,000 common shares to a placement agent for services related to a future equity offering.

8)	Issued 200,000 common shares to New Aug, LLC pursuant to an Asset Purchase Agreement. These shares were valued at their fair value of $348,000. See note 4 for details.

9)	Issued 300,000 common shares as lease termination fees. These shares were valued at their fair value of $552,000.

During the fiscal year ended February 28, 2010, the Company completed the following transactions:

1)	Issued 2,514,201 common shares for cash of $4,049,996.

2)	Issued 30,769 common shares to investors under cashless exercise of warrants.

3)	Issued 1,102,593 common shares in connection with the cashless exercise of stock options.

4)	Issued 3,829,886 common shares in connection with the exercise of warrants for cash of $1,320,214.

5)	Issued 323,000 common shares in connection with the exercise of options for cash of $80,750

6)	Issued 246,467 common shares for services valued at $510,317.

7)	Issued 705,103 common shares with a value of $1,326,234 for patent defense costs.

8)	Issued 75,000 common shares with a fair value of $285,001 for a litigation settlement.

9)	Issued the remaining 3,466,667 common shares with a fair value of $13,832,001 related to the purchase of the assets and business of New Aug, LLC.

10)	Issued the remaining 100,000 common shares with a fair value of $122,000 related to the purchase of certain assets from Radio Pilot in 2008.

STOCK OPTIONS:

The Company maintains stock incentive plans for its employees.

The 2002 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 400,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. To date, the Company issued 381,129 shares of common stock and no stock options under this Plan.

The 2004 Stock Plan provides for the grant to employees, including officers, directors and consultants of incentive stock options as well as non-qualified stock options and stock appreciation rights. The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. A total of 2,000,000 shares are reserved for issuance under the Stock Plan.  To date, the Company issued 1,800,000 shares of common stock and no stock options under this Plan.

During the fiscal year ended February 29, 2008, the Company completed the following transactions:

1)	No options were granted and 600,000 prior period options were cancelled during the year.

During the fiscal year ended February 28, 2009, the Company completed the following transactions:

1)
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

2)
Granted 427,342 options exercisable into unregistered shares of common stock at $0.55 per share to a former employee. The options originate from a 2006 agreement that has been under dispute and were considered to have a “Remote” chance to be issued.  It became probable that the Company would have to issue these options when the settlement agreement was signed in fiscal 2009.  These options have a life of 10 years, and vest immediately. The fair value of the options on the grant date was $764,168 and was recognized immediately. Variables used in the Black-Scholes option-pricing model, include (1) 1.79% risk-free interest rate (2) 5 years expected term, (3) expected volatility of 158%, and (4) zero expected dividends.

 During the fiscal year ended February 28, 2010, the Company completed the following transactions:

1)
Granted 300,000 options exercisable into unregistered shares of common stock at $1.69 per share to a consultant, who is also a former employee. These options vest over five years and have a five year term. The fair value of the options on the grant date was $1,068,779. Variables used in the Black-Scholes option-pricing model, include (1) 2.75% risk-free interest rate (2) four years expected term, (3) expected volatility of 116%, and (4) zero expected dividends.

2)
Granted 300,000 options exercisable into unregistered shares of common stock at $1.63 per share to certain employees.  These options vest over three years have a life of ten years. The fair value of the options on the grant date was $459,434. Variables used in the Black-Scholes option-pricing model, include (1) 1.23% risk-free interest rate (2) 6.5 years expected term, (3) expected volatility of 146%, and (4) zero expected dividends.

3)
Granted a total of 18,750 options exercisable into unregistered shares of common stock at $2.25 per share in two separate grants to a vendor of the Company.  These options were fully vested as of December 1, 2009 and have a five year term.  The fair value of the options on the grant date totaled $32,768.  Variables used in the Black-Scholes option-pricing model, include (1) risk-free interest rates ranging from 2.23% to 2.36% (2) 2.5 years expected term, (3) expected volatility ranging from 38% to 70%, and (4) zero expected dividends.

4)
Granted 300,000 options exercisable into unregistered shares of common stock at $1.36 per share to a director.  These options vest over three years have a life of ten years. The fair value of the options on the grant date was $381,216. Variables used in the Black-Scholes option-pricing model, include (1) 2.39% risk-free interest rate (2) 6.5 years expected term, (3) expected volatility of 148%, and (4) zero expected dividends.

5)
Granted 280,000 options exercisable into unregistered shares of common stock at $3.49 per share to certain employees.  These options vest over five years have a life of ten years. The fair value of the options on the grant date was $971,109. Variables used in the Black-Scholes option-pricing model, include (1) 2.29% risk-free interest rate (2) 7.5 years expected term, (3) expected volatility of 198%, and (4) zero expected dividends.

6)
Granted 750,000 options exercisable into unregistered shares of common stock at $3.90 per share to certain employees.  These options vest over three years have a life of ten years. The fair value of the options on the grant date was $2,795,210. Variables used in the Black-Scholes option-pricing model, include (1) 1.23% risk-free interest rate (2) 6.5 years expected term, (3) expected volatility of 156%, and (4) zero expected dividends.

The Company recognized $1,579,033, $876,604 and $141,796 for stock option expense during the fiscal years ended February 28, 2010 and 2009 and February 29, 2008, respectively. The stock option expense for each fiscal year is related to stock options granted in each respective year, as well as prior period grants.

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Balance at February 28, 2007	5,828,000	$0.33
Granted	-	$ N/A
Exercised	-	$ N/A
Cancelled	(600,000)	$0.31

Balance at February 29, 2008	5,228,000	$0.33	6.75
Granted	2,159,638	$1.31
Exercised	(952,310)	$0.06
Forfeited/Expired	(969,310)	$0.13

Balance at February 28, 2009	5,465,794	$0.74	5.67
Granted	1,948,750	$2.74
Exercised	(1,425,593)	$0.30
Cancelled	(130,500)	$0.25
Forfeited/Expired	(600,037)	$1.63

Balance at February 28, 2010	5,258,415	$1.51	5.20

Options exercisable at February 28, 2010	2,399,622	$0.87		$1,475,102

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on February 28, 2010 of $1.23 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding as of February 28, 2010 ranged from $0.25 to $3.90.  The weighted average fair value of options granted was $2.93 and $1.85 for the fiscal years ended February 28, 2010 and 2009, respectively.  There were no options granted during the fiscal year ended February 29, 2008.

STOCK WARRANTS:

During the fiscal year ended February 29, 2008, the Company completed the following transactions:

1)
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

4)
In November 2007, the Company modified certain warrants that were originally issued to purchasers of common stock in connection with their purchase of common stock by lowering the exercise price from $1.50 to $1.00. The change in the fair value of these warrants when measured immediately prior to and immediately after the modification, resulted in an increase of $73,727. No expense was recognized because these warrants were originally issued to purchasers of common stock in connection with a capital raise.

5)
In December 2007, the Company granted 50,000 warrants at an exercise price of $1.00 that vest immediately, 50,000 warrants at an exercise price of $1.00 that vest March 1, 2008, 100,000 warrants at an exercise price of $1.75 that vest ratably over 36 months, and 100,000 warrants at an exercise price of $2.00 that vest ratably over 36 months all to a corporate consultant. The warrants have a contractual term of 3 years. The fair value of the warrants on the grant date was $361,078 of which $122,674 was expensed in fiscal 2008. Variables used in the Black-Scholes option-pricing model, include (1) 3.15% to 3.51% risk-free interest rates (2) 2.5 to 4 years expected terms - using the simplified method pursuant to SAB 107, (3) expected volatilities of 135% to 173%, and (4) zero expected dividends.

6)
In January 2008, the Company granted 3,000,000 warrants at an exercise price of $1.25 that vest immediately in connection with an equity placement agent agreement. The fair value of the warrants on the grant date was $1,577,302. Variables used in the Black-Scholes option-pricing model, include (1) 2.61% risk-free interest rate (2) 3 years expected term - using the simplified method pursuant to SAB 107, (3) expected volatility of 83.68%, and (4) zero expected dividends. No expense was recognized because these warrants were originally issued to purchasers of common stock in connection with a capital raise.

7)	2,162,516 warrants were exercised by the investors during the year.

8)	The Company recognized $289,571 warrant related expense during the year.

During the fiscal year ended February 28, 2009, the Company granted 637,801 warrants at an exercise price of $0.20 pursuant to an anti-dilution clause from a warrant that originated in 2005. The warrants vest immediately.  These warrants were immediately exercised by the holder for cash of $117,353.  The Company sold 700,000 warrants for $275,000. These warrants were exercised by the investor immediately after the issuance.

During the fiscal year ended February 28, 2010, the Company granted 1,126,668 warrants exercisable into unregistered shares of common stock at exercise prices ranging from $2.50 to $4.00 per share to its investors in its common stock and 17,143 warrants exercisable at $3.80 to a placement agent for placement services. These warrants vest immediately and have a two year term. The relative fair value of the warrants on the grant date was $533,233 for the warrants that were issued to the stock for cash investors. Variables used in the Black-Scholes option-pricing model, include (1) risk-free interest rate ranging from 0.89% to 2.69% (2) two years contractual term, (3) expected volatility ranging from 71% to 158%, and (4) zero expected dividends.

During the fiscal year ended February 28, 2010, the Company granted 300,000 warrants exercisable into unregistered shares of common stock at $1.75 per share to an independent Director of the Company. The warrants vest over three years and have a term of ten years. The fair value of the warrants on the grant date was $979,631. Variables used in the Black-Scholes option-pricing model, include (1) 2.86% risk-free interest rate (2) 6.5 years expected term (3) expected volatility of 189%, and (4) zero expected dividends.

During the fiscal year ended February 28, 2010, the Company granted 1,400,000 warrants exercisable into unregistered shares of common stock at $0.50 per share to an investment broker. The broker will exercise the warrants and sell the common shares to investors with the proceeds going to the Company. No expense was recognized on these grants during the year ended February 28, 2010.

Additionally, during the fiscal year ended February 28, 2010, there were 1,409,247 of additional shares of common stock available underlying warrants previously granted as a result of antidilution provisions and adjustments to certain prior grants.  These warrants are accounted for as derivatives as described in Note 2 – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

The Company recognized $339,229,  $84,936, and $0 for warrant expense during fiscal years ended February 28, 2010 and 2009 and February 29, 2008, respectively, associated with a prior period grants of warrants.

The summary of activity for the Company’s stock warrants for the fiscal years ended February 28, 2010, 2009 and February 29, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Balance at February 28, 2007	5,015,304	$0.58
Granted	4,220,000	$1.10
Exercised	(2,162,516)	$0.44
Forfeited/Expired	(41,193)	$0.38

Balance at February 29, 2008	7,032,595	$0.89	2.24
Granted	1,337,801	$0.35
Exercised	(2,657,154)	$0.39
Forfeited/Expired	(223,403)	$0.60

Balance at February 28, 2009	5,489,839	$1.02	1.55
Granted	2,843,811	$1.71
Adjustments for antidilution provision	1,409,247	$0.62
Exercised	(3,860,655)	$0.54
Cancelled	(200,000)	$0.68
Forfeited/Expired	(19,231)	$1.50

Balance at February 28, 2010	5,663,011	$1.60	1.67

Warrants exercisable at February 28, 2010	5,384,195	$1.59		$541,536

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on February 28, 2010 of $1.23 per share and the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding as of February 28, 2010 ranged from $0.25 to $4.00.  The weighted average fair value of warrants granted was $0.47 and $1.10 for the fiscal years ended February 28, 2010 and February 28, 2009, respectively.  There were no warrants granted to non-investors during the fiscal year ended February 29, 2009.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Claims

On December 29, 2009, two holders of Company Common Stock Purchase Warrant Agreements filed a lawsuit against the Company in the United States District Court for the Central District of California. The Complaint alleges Breach of Contract, Contractual Breach of the Implied Covenant of Good Faith and Fair Dealing, Declaratory Relief, and Injunctive Relief, related to certain Common Stock Purchase Warrant Agreements. Augme disagrees with the allegations contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter. Augme has retained counsel, is defending the matter, and as of June 1, 2010, the matter remains unresolved.

October 26, 2009, Movieland Classics, LLC, a former customer of Augme, filed an action for breach of contract, fraud and negligent misrepresentation alleging damages of $30,000 to $40,000.  Augme cross-complained for the $8,500 unpaid portion of the $13,500 contract. Augme takes the position that damages in the case are limited by the terms of the contract to the $5,000 paid.  The case is presently scheduled for mediation and discovery is underway.

In December 2008, the Company notified Sun Media Group, our Las Vegas landlord that our month to month relationship would cease as of January 1, 2009. In addition, we contacted Brento Corporation, our landlord in San Diego, and developed an agreement to terminate the remaining three year lease. The Company agreed to the issuance of 300,000 shares of common stock to terminate the lease agreement.  The 300,000 shares of common stock had a fair value of $552,000.   We also reversed $62,155 of deferred rent obligation that remained at the time of the lease termination.  This reversal was netted against the fair value of the common stock issued of $552,000.  The total lease termination expense at February 28, 2009 was $489,845.

During the year ended February 28, 2009, the Company received several demands from former employees and consultants requesting that the Company issue common stock and/or common stock warrants that purportedly were due based upon formal and informal agreements made by previous management for services allegedly rendered in 2005 and previous years. The Company has reviewed each demand as received, and has either rejected such requests or requested additional support for the demands as follows:

On September 4, 2007, a former Chief Executive Officer and Chairman began AAA arbitration proceedings against the Company in Atlanta, GA citing breach in the settlement agreement between both parties on March 21, 2006. On February 18, 2009, the Company settled the September 4, 2007 AAA arbitration. The settlement provides for a bleed out agreement for any and all shares issued to the former Chief Executive Officer & Chairman based on the options granted in 2005 and 2006. In addition, the settlement calls for the former Chief Executive Officer & Chairman to receive 1,488,156 stock options at an exercise price of $0.25 per share from the 2005 agreement and 427,342 stock options at an exercise price of $0.55 per share from the 2006 agreement.  The Company was required, and complied, to register the options underlining the options agreements. This matter has been resolved.

On March 20, 2008 a former investor began AAA arbitration proceedings seeking enforcement of terms pursuant to the former Chief Executive Officer and Chairman stock option assignment presumably in late 2007. Subsequent to February 28, 2009, the Company settled the March 20, 2008 AAA arbitration. The plaintiff forfeited 540,000 options under the assignment from the May 2005 options grant to the former Chief Executive Officer& Chairman. The total issuance to the plaintiff is 660,000 shares of the Company’s Common Stock. In addition, plaintiff is afforded the right to purchase the Company’s Common Stock over fifteen months with the shares restricted for no less than six months. This matter has been resolved.

On January 9, 2009, the Company was named as a defendant in a direct lawsuit filed by a group of six of the Company’s shareholders in the United States District Court, District of Arizona. The suit seeks injunctive relief and damages relating to allegedly fraudulent securities-related transactions during the period 2003 through 2005 undertaken and authorized by prior management, including the Company's former Chief Executive Officer and Chairman, Robert Arkin. The suit also claims that plaintiffs have suffered damages resulting from new management's handling of information learned from its investigation of prior management. The Company's response to the court was due on January 26, 2009. In fiscal year February 28, 2010, the Company issued 75,000 common shares to resolve this matter.  The common shares had a fair value of $285,000.

Operating Leases

 The Company currently leases space in two locations under noncancellable leases, with one of them expiring in 2011 and the other in 2012.

Total rent expense under operating leases was $144,398, $71,121, and $94,514 for the years ended February 28, 2010 and 2009, and February 29, 2008, respectively.

As of February 28, 2010, future minimum lease payments under noncancelable operating leases are as follows:

Fiscal year 2011	$118,283
Fiscal year 2012	107,302
Fiscal year 2013 and thereafter	-
$225,585

12.	Quarterly Information (Unaudited)

	Three Months Ended
	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb.,	Nov. 30,	Aug. 31,	May 31
	2010	2009	2009	2009	2009	2008	2008	2008

Statements of Operations Data:
Revenue	$190,570	$71,130	$39,507	$38,694	$(197,714)	$264,525	$134,242	$136,274

(Loss)/income from operations	(2,586,329)	(1,535,241)	(1,378,707)	(1,074,683)	(3,503,433)	(695,572)	(352,991)	(358,337)
Net (loss)/income	(3,884,239)	(1,758,248)	(1,477,262)	(1,258,750)	(4,041,215)	(634,963)	(322,190)	(327,142)
Basic and diluted net (loss)/income per share	$(.07)	$(.03)	$(.03)	$(.03)	$(.10)	$(.02)	$(.01)	$(.01)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ended February 28, 2010, the Company completed the following transactions:

1)	Issued 30,000 common shares for cash totaling $7,500.

2)	Issued 170,227 common shares to former employees under cashless exercise of options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES.

 Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Corporate Controller of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.  Given the Company’s size, we have a small accounting staff, which makes it difficult to adequately segregate duties to obtain adequate disclosure controls and procedures.  To partially mitigate this issue, during the fiscal year we contracted with a senior level financial executive to provide oversight of the accounting function and review of the financial reports, assist with our external financial reporting.  We will continue to work on improving our segregation of duties, including the hiring of additional personnel as our business continues to grow and as our finances will allow.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm.  This assessment was not completed due to the sale of the Internet Radio division and given that we are in the initial year after the acquisition of New Aug, LLC.  The Internet Radio division, which was sold through an asset sale effective December 31, 2009, represented the majority of the Company’s revenues and operations prior to being sold and prior to the acquisition of New Aug, LLC.  As of February 28, 2010, the revenues and operations related to the business acquired from New Aug, LLC represented the vast majority of our revenues and personnel.  This transformation in the Company’s business during the year, did not provide management with the time necessary to conduct its assessment of internal controls over financial reporting.

Changes in Internal Controls

Changes in Internal Controls over Financial Reporting

There has been no change in the company’s internal control over financial reporting during the fourth quarter ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of February 28, 2010:

Officers And Directors	Age	Position
Mark Severini	55	Chief Executive Officer and Director
David Ide	36	Chief Strategy Officer and Director

Anthony Iacovone	36	Chief Innovation Officer
Scott Russo	38	Chief Operating Officer
James Lawson	38	Chief Legal Officer and General Counsel
Nathaniel Bradley	36	Chief Technology Officer
Jim Crawford	34	Chief Information Officer and Director
Shelly Meyers	51	Chairwoman of the Board of Directors
John Devlin	65	Director and Audit Committee Chairman

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

In 2008, Mr. Severini co-founded Augme Mobile, an interactive mobile marketing company that provides brands and their agency a web-based platform to create, manage and track mobile marketing campaigns. Mr. Severini graduated summa cum laude from Boston College with a B.A. in 1977. He attended Northwestern’s Medill School of Broadcast Journalism.

James G. Crawford – Chief Information Officer and Director

A founding member of both Audio Eye, Inc and Kino Communications, LLC, Mr. Crawford raised the seed capital through private investment to fund Kino’s initial move into the Streaming Media sector in 2001. With the 2006 merger of Kino Interactive and Surfnet Media (which became Augme) Mr. Crawford became Director of Interactive Production overseeing the production of the Interactive Product line, as well as managing the content management system that powered the radio platform. In March of 2006 he joined the Board of Directors for Augme and assisted the company in maneuvering through the initial challenges of the merger, becomingChief Technology Officer in July of 2006.  As CTO, Mr. Crawford worked on the development of the company’s new radio platform, as well as leading the effort to upgrade the company’s server infrastructure. Mr. Crawford also developed and managed the Stream Syndicate product line managing high end clients such as ABC Disney, New Times Media, and more. In April, 2007, Mr. Crawfordbecame the Company’s Chief Information Officer to focus in more on internal product development.

Shelly J. Meyers – Chairwoman Board of Directors

Shelly J. Meyers (MBA, CPA) comes to Augme with over 20 years of financial and investment experience. She is Founder and President of Palisades Management LLC, a Registered Investor Advisor (RIA) that provides investment management services to high net worth individuals and institutions. The Firm also provides strategic advisory services to corporations pertaining to corporate finance and capital market activities. Prior to founding Palisades Management, Ms. Meyers served as Executive Vice President for Pacific Global Investment Management Company (PGIMC), where she played an integral role in launching PGIMC's high net worth management business, merging the separately managed account business of Meyers Capital Management (MCM) into PGIMC in mid-2003. While at PGIMC, the Firm's high net worth business grew from less than $1,000,000 to approximately $100,000,000. Ms. Meyers also managed the Pacific Advisor Funds' Multi-Cap Value Fund from inception (April 2002) to a five year record that beat the S&P 500 on an annualized basis, and which ranked the Fund in the top 10% in its five year Morningstar peer group. Ms. Meyers founded MCM and the Meyers Investment Trust in June 1996, and managed the Trust's Meyers Pride Value Fund from inception in June 1996 to September 2001. The Fund was awarded a five star ranking by Morningstar under her management, and in 2001 the Fund was recognized as the #1 large-cap value fund in the United States by Morningstar with Ms. Meyers as manager. The Meyers Value Fund was sold to Citizens Funds in September 2001 with Ms. Meyers serving as sub-advisor until October 2002.

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

David J. Ide – Chief Strategy Officer and Director

Mr. Ide is one of the original founders of Kino Communications, AudioEye, and Kino Interactive, LLC. David J. Ide has a proven record in Executive Management spanning ten years of service with Fortune 500 Companies. He has directed the newest venture of Kino in transitioning the management and service infrastructure of Surfnet Media Group into the new Augme Technologies, Inc. operation. In doing so David has exhibited his capabilities to manage the expectations of share holders, clients, and employees with a complete command of the operation. Terminating numerous legacy issues, retiring bad debts of Surfnet Media Group, Inc. and providing financial stability to the operation, while growing sales to record levels, taking the company to sustained positive operational cash position are all factual benchmarks of his tenure as CEO. Mr. Ide engineered the acquisition of four companies for Augme, formulated the integration processes, and enhanced the technology foundation with a keen eye for current and future product offerings.

From 2000 – 2004, prior to the engagement with Augme, David directed the operations of two separate private companies with combined annual revenues exceeding thirty-six million dollars. David also spent time as an Operations Manager for Westin Hotels & Resorts (NYSE: HOT), Omni Hotel & Resorts, and an Executive Manager for Avatar Holdings (NASDAQ:AVTR) subsidiary Rio Rico Resort & Country Club. In April 2009, Mr. Ide became the Company’sChief Strategy Officer to work on the overall strategy of the company and execute the forward vision of the organization.

John M. Devlin - Director and Audit Committee Chairman

Mr. Devlin has been in the investment and asset management business for over 23 years. Before retiring from J.P. Morgan Investment Management, he was a Senior Portfolio manager for ten years, responsible for directing investment activity, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $44 billion in assets. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion. Throughout his career at J.P. Morgan, Mr. Devlin worked in all aspects of the investment and asset management business in areas such as fixed income trader and portfolio manager.  Mr. Devlin is currently Managing Director of the American Irish Historical Society where he is responsible for managing day-to-day operations of the Society and its Fifth Avenue Brownstone headquarters, including banking relationships, financial reporting, administration, and trustee and fund raising relationships. Prior to that, Devlin was the Vice Chairman of McKim & Company LLC. where he was responsible for providing strategic planning and direction for McKim & Company, a venture capital source firm for start-up companies in the $1million to $20 million bracket.  Sourcing new ideas, due diligence, corporate governance, business plan review, discussions and discernment with company managements and assistance in subsequent financings. Previous experience includes positions at U.S. Steel Corporation including Accounting Manager, Treasury Manager and Corporate Auditor and Consultant. Responsibilities also included being responsible for the direct management of United States Steel & Carnegie Pension Funds with an asset size of over $7 billion. Devlin holds Series 7, 63, 66 and 3 FINRA Registrations. Mr. Devlin received an MBA from Pace University and completed his undergraduate degree in Finance at Georgetown University.

Anthony Iacovone – Chief Innovation Officer

Mr. Iacovone is a leading voice in the area of mobile integration for large traditional media organizations. Mr. Iacovone conceptualized the Augme Mobile strategy in 2004, identifying gaps that existed in the both the technology and distribution strategies in the mobile marketing space. Employing unique distribution models to the mobile interactive market and integrating a new approach to bridge existing technology gaps, Mr. Iacovone has helped lead a new paradigm in which media channels, brands and agencies deploy mobile interactivity across traditional advertising as a method to invigorate consumer consumption. With extensive experience in the telecom industry, Mr. Iacovone has spent the last decade developing and providing business development leadership with AllNet, Frontier/Global Crossing and WorldCom. During his time at these leading telecommunications providers, Mr. Iacovone achieved outstanding success expanding revenue growth in both the mid-market and large enterprise markets.

James Lawson – Chief Legal Officer and General Counsel

James Lawson previously served as COO and General Counsel at Augme Mobile. Prior to Augme, Mr. Lawson offered legal and business support services to growing businesses and private equity backed startups as both a member of a management team and a consultant. Before turning his attention to new businesses, Mr. Lawson was a partner in the Washington, DC office of the law firm McDermott, Will & Emery, LLP. During his private law practice Mr. Lawson represented Fortune 500 companies and growing businesses in both litigation and counseling capacities with respect to a wide range of legal matters. Mr. Lawson has appeared before state and federal courts and has a record of accomplishment representing clients in complex regulatory filings, petitions, conciliation agreements and related negotiations involving federal, state and local authorities. Mr. Lawson has negotiated sub-specialty areas of multi-million and billion dollar corporate transactions, including employment, employee benefits and tax matters, and has advised corporate boards of directors regarding fiduciary considerations and corporate governance.

Scott Russo – Chief Operations Officer

 Scott Russo is responsible for product development and a range of business operations functions across the company. Mr. Russo has provided operational, product management, and strategic planning leadership in both private and public company settings. Prior to serving as CEO at Augme Mobile, Mr. Russo led Operations for the Managed Services business at Avaya Inc, where he provided strategic direction and managed general operations for a $300M business. Also while at Avaya, Mr. Russo served as the Director of Business Operations for the multi-billion dollar product business, where he managed revenue-impacting functions supporting the entire Avaya product portfolio. Previously, Mr. Russo was Founder and CEO of Freewire Networks, a broadband wireless venture launched out of Lucent Technologies that leveraged Bell Labs IP to deliver location specific multimedia content to wireless handheld devices in sports and entertainment venues. Before Freewire, Mr. Russo worked in Lucent’s New Ventures Group, a corporate incubator driven by Bell Labs technology, where he developed new business concepts for wireless ventures built around Bell Labs intellectual property. Mr. Russo received an MBA from the Yale School of Management and a BA from Bucknell University.

Nathaniel Bradley – Chief Technology Officer

Nathaniel has been recognized as a leading entrepreneur and innovator in the new media technology industry and has developed internet communications technology solutions for many leading organizations. He has provided technical leadership and management of several successful interactive media applications on behalf of clientele including Genentech, Allergan, Merrill Lynch, NAACP, The University of Phoenix, New York Times, and State governments of Arizona and New Mexico. Previous to his service with Augme®, Nathaniel founded Kino Digital, LLC, Kino Communications, LLC and AudioEye, Inc a Delaware corporation with patent pending accessibility and audio publication Software Company. Prior to his entrepreneurial endeavors Nathaniel was a General Manager for Intercontinental Hotels and Resorts and served as a Marketing and operational manager for The Westin La Paloma Resort & Spa in Tucson, Arizona.

Board of Directors

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

The Board of Directors held telephonic and met in person for their scheduled board meetings during the fiscal year ending February 28, 2009. All or a majority of members of the Board of Directors participated in these meetings. The Board of Directors accepted the resignation of Jeffrey Spenard during the fiscal year and nominated Mr. Dennis Webb as his replacement subsequent to February 28, 2010.  Mr. Webb resigned from the Board, and as Chair of the Compensation Committee of the Board, effective May 17, 2010, for personal reasons, and the Company is currently working to appoint his replacement on the Board.. The Board currently provides independence through two outside directors, Shelly Meyers and John Devlin, who also provide leadership on our Compensation Committee and Audit Committee.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee and Compensation Committee which committees provide guidance during the fiscal year ending February 28, 2010.

Audit Committee

The Audit Committee is comprised of Mr. John Devlin. Our audit committee's main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Company has determined Mr. Devlin an independent Director, is an audit committee financial expert.

Compensation Committee

The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Committee reviews, recommends and approves salaries and other compensation of Augme’s executive officers, administers Augme’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers), and administers the executive officer incentive plans.

Code of Ethics

On March 11, 2010, the Company adopted Code of Business Conduct and Ethics, that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We plan to post the Code of Business Conduct and Ethics on our website at www.augme.com under the “Investor Relations — Corporate Governance” section of the website. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.
Corporate Governance and Nominating Committee

The full Board currently performs the functions of a corporate governance and nominating committee,the purpose of which is to identify individuals qualified to become members of our board of directors consistent with criteria set by our board and to develop our corporate governance principles.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee will be one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.  The Compensation Committee is comprised of the Board’s independent Directors.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
The following discussion and analysis is intended to provide an understanding of the actual compensation earned by each of our Executive Officers from the Company.

Total compensation for each Executive officer is reviewed and approved annually by the Compensation Committee. The Board of Directors excuses affected Executive Officers from meetings during which the Executive Officer’s compensation is discussed or voted upon, and affected Executive Officers and Directors abstain from voting on any matters with respect to same.

Compensation Philosophy

The objectives of the Company’s compensation program are to (1) attract, motivate, develop and retain top quality executives who will increase long-term shareholder value and (2) deliver competitive total compensation packages based upon the achievement of both Company and individual performance goals. The Company expects its executives to balance the risks and related opportunities inherent in its industry and in the performance of his or her duties and share the upside opportunity and the downside risks once actual performance is measured.

To achieve the above goals, the Compensation Committee has set forth a compensation program for its Executive Officers that is reviewed annually. It includes the following elements:

• Base salary;
• Annual cash incentive bonuses;
• Share-based compensation; and
• Health and other benefits.

In order to maintain a competitive compensation program for its Executive Officers, the Compensation Committee, on an annual basis, performs the following: (a) reviews compensation practices to assure fairness, relevance, support of the strategic goals of the Company and contribution of the executive to the creation of long-term shareholder value, (b) considers the relevant mix of compensation based upon three components, each an important factor — base salary, annual or intermediate incentives and long-term compensation, including stock options and (c) implements a compensation plan that reasonably allocates a portion of the executives’ total compensation through incentives and other forms of longer-term compensation linked to Company and individual performance and the creation of shareholder value, including stock option awards and programs.

Factors Considered In Determining Compensation
The Compensation Committee reviews executive compensation levels for its Executive Officers on an annual basis to ensure that they remain competitive within the industry. The overall value of the compensation package for an Executive Officer is determined by the Compensation Committee, in consultation with the Board. The factors considered by the Compensation Committee include those related to both the overall performance of the Company and the individual performance of the Executive Officer. Consideration is also given to comparable compensation data for individuals holding similarly responsible positions at other and peer group companies in determining appropriate compensation levels.

With respect to long-term incentive compensation to be awarded to Executive Officers, any such awards are granted only upon the written approval of the Compensation Committee.

Elements of Executive Compensation
As discussed above, the Company’s compensation programs for its Executive Officers are based on four components: base salary, annual cash incentives, stock-based compensation and retirement, health and other benefits; each intended as an important piece of the overall compensation.

Base Salary
Base salary is used to attract and retain the Executive Officers and is determined using comparisons with industry competitors and other relevant factors including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, and the ability to replace the individual. Salaries for the Executive Officers are reviewed by the Compensation Committee and the Board on an annual basis. Changes to base salaries, if any, are affected primarily by individual performance.

Annual Bonuses

Annual bonuses are intended to be a component of an Executive Officer’s compensation package. The amount of annual bonus compensation to be awarded to the Executive Officers (if any) is determined by the Compensation Committee, upon recommendation by the Chief Executive Officer. While the Chief Executive Officer and the Compensation Committee consider the Company’s overall performance and each individual’s performance when determining the amount of bonus to award, there is no predefined written plan, acknowledged by the recipient, with respect to performance measures that obligates the Company to pay an annual bonus, and the Compensation Committee retains absolute discretion to award bonuses and to determine the amount of such bonuses.

Share-Based Compensation (Long-Term Incentive Compensation; Stock Options)
Share-based long-term incentive compensation awarded to Executive Officers has been and is provided through the issuance of stock options. Stock options are an important element of the Company’s long-term incentive programs. The primary purpose of stock options is to provide Executive Officers and other employees with a personal and financial interest in the Company’s success through stock ownership, thereby aligning the interests of such persons with those of our shareholders. The Compensation Committee believes that the value of stock options will reflect the Company’s financial performance over the long-term. Because the Company’s stock option program provides for a vesting period before options may be exercised and, in general, an exercise price based on the fair market value as of the date of grant, employees benefit from stock options only when the market value of the common shares increases over time.

Share-based awards typically consist of options to purchase Common Stock which vest over three to five years and have a term of five to ten years.

The Company’s long-term incentive programs are generally intended to provide rewards to executives only if value is created for shareholders over time and the executive continues in the employ of the Company. The Compensation Committee believes that employees should have sufficient holdings of the Company’s Common Stock so that their decisions will appropriately foster growth in the value of the Company. The Compensation Committee reviews with the Chief Executive Officer the recommended individual awards and evaluates the scope of responsibility, strategic and operational goals of individual contributions in making final awards.

With respect to the share-based compensation, the Company recognizes stock compensation expense based on the Statement of Financial Accounting Standard 123R “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value. The Company ensures that stock option awards approved by the Compensation Committee will be granted subsequent to any planned release of material non-public information. The Company has not engaged in the backdating, cancellation or re-pricing of stock options awarded to its Executive Officers.

Retirement, Health and Other Benefits

The Company provides health and other benefits as an additional incentive to retain employees. The Company does not maintain any defined contribution plan (retirement plan) or defined benefit plan (pension plan).

We currently make available to our Executive Officers and all employees a comprehensive health insurance program. The Company currently provides a basic term life insurance policy to all employees and makes additional coverage available at the employee’s expense and discretion.

The Company does not provide any additional perquisites to the Executive Officers, other than a $500 monthly car allowance made available to the Chief Executive Officer, which is included in the Summary Compensation Table below. The Company values this car allowance benefit based upon the actual cost to the Company. The total of all perquisites to any Executive Officer did not equal or exceed $10,000 for Fiscal Year 2010.

Employment, Change in Control and Severance Agreements

The Company has entered into formal employment agreements with the following Executive Officers, each filed as an Exhibit herewith:

Mark Severini, Chief Executive Officer
David Ide, Chief Strategy Officer
Nathaniel Bradley, Chief Technical Officer
Anthony Iacovone, Chief Innovation Officer
Scott Russo, Chief Operations Officer
James Lawson, Chief Legal Officer and General Counsel

The employment agreements with Messrs. Severini, Iacovone, Russo and Lawson entitle the Executive to certain compensation and benefits upon termination from the Company without Cause, or by the Executive for Good Reason, or upon a Change of Control of the Company.  Such benefits include cash severance equal to two times (with respect to Mr. Severini) or 1.5 times (with respect to Messrs. Iacovone, Russo and Lawson) the Executive’s Annual Compensation in addition to full vesting of all outstanding stock options.

The employment agreement with Mr. Ide entitles Mr. Ide to certain compensation and benefits upon termination from the Company without Cause.  Such benefits include salary continuation for the duration of the Term (until October 15, 2011) plus two-times Mr. Ide’s most current annual base salary, in addition to full vesting of all outstanding stock options.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis, required by Item 402(b) of Regulation S-K, with management of the Company. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in Item 11 (“Executive Compensation”) of the Company’s Fiscal Year 2010 Form 10K.

THE COMPENSATION COMMITTEE
John Devlin
Shelly Meyers

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation awarded to, earned by or paid to Executive Officers for services rendered during the past three fiscal years.

SUMMARY COMPENSATION TABLE

Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mark Severini CEO (1)	2010	$121,154	-0-	-0-	-0-	-0-	-0-	$6,000	$127,154
Scott Russo COO (1)	2010	$75,386	-0-	-0-	$1,034,302	-0-	-0-	-0-	$1,109,688
Anthony Iacovone Chief Innovation Officer (1)	2010	$82,385	-0-	-0-	$1,034,302	-0-	-0-	-0-	$1,116,687
Jim Lawson Legal Counsel (1)	2010	$60,846	-0-	-0-	$1,034,302	-0-	-0-	-0-	$1,101,148

(1) Messrs. Severini, Russo, Iacovone, and Lawson all became employees of the Company during fiscal year 2010

GRANTS OF EQUITY AWARDS IN FISCAL 2010
The following equity awards were granted to Executive Officers during Fiscal 2010.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Mark Severini (1)		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Scott Russo (1)		-0-	-0-	-0-	-0-	-0-	-0-	-0-	100,000 250,000	$1.63 $3.90	12/7/09 7/8/09
Anthony Iacovone (1)		-0-	-0-	-0-	-0-	-0-	-0-	-0-	100,000 250,000	$1.63 $3.90	12/7/09 7/8/09
James Lawson (1)		-0-	-0-	-0-	-0-	-0-	-0-	-0-	100,000 250,000	$1.63 $3.90	12/7/09 7/8/09

(1)	Messrs. Severini, Russo, Iacovone, and Lawson all became employees of the Company during fiscal year 2010.

OUTSTANDING EQUITY AWARDS AT END OF FISCAL 2010

The following table sets forth information about the number of outstanding equity awards held by our Executive Officers at February 28, 2010.

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Mark Severini (1)	-0-	-0-	-0- -0-	-0-	-	-0-	-0-	-0-	-0-
Scott Russo	5,556 48,611	94,444 201,389	-0- -0-	$1.63 $3.90	12/7/2014 7/8/2019	-0-	-0-	-0-	-0-
Anthony Iacovone	5,556 48,611	94,444 201,389	-0-	$1.63 $3.90	12/7/2014 7/8/2019	-0-	-0-	-0-	-0-
James Lawson	5,556 48,611	94,444 201,389	-0- -0-	$1.63 $3.90	12/7/2014 7/8/2019	-0-	-0-	-0-	-0-

(1)	Mr. Severini, who is an employee of Augme, along with being a BOD member is not separately compensated for service as a director.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2010

There were no exercises of stock options by the Executive Officers during Fiscal Year 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about shares of Common Stock that may be issued upon exercise of options and other stock based awards under all of the Company’s equity compensation plans as of February 28, 2010.

			Number of Securities
			remaining available for
		Weighted average	future issuance under
	Number of Securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities
	warrants and rights	and rights ($)	reflected in column (a)
Plan Category	(a)	(b)	(c)
S Stock options	5380,455	1.33	(1)

W Warrants	600,000	1.67	(1)

	5,980,455	1.36
(1) Option and warrant grants are approved by the Board of Director’s Compensation Committee and are not being issued under a formalized stock plan.

DIRECTOR COMPENSATION

Officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors or of any Committee of the Board of Directors. Non-management directors have historically received a stock option award upon commencement of service on the Board.  Set forth below are the amounts paid to non-management directors in Fiscal Year 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Shelly Meyers	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Devlin	-0-	-0-	$979,631	-0-	-0-	-0-	$979,631

Warrants issued to Mr. Devlin on 5/21/2009; these warrants vest monthly over 3 years and have a term of 10 years.

Liability and Indemnification of Officers and Directors

Our Bylaws provide that our directors will not be liable for breach of their fiduciary duty as directors, other than the liability of a director for:

-	An intentional breach of the director's fiduciary duty to our company or our stockholders;

-	Acts or omissions by the director which involve intentional misconduct, fraud or a knowing violation of law; or

-	The payment of an unlawful dividend, stock purchase or redemption.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 28, 2010. All stockholders have sole voting and investment power over the shares beneficially owned.

Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options, and each Officer and Director.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

C&H Capital (1)	3,502,430	6.0%
Nathaniel T. Bradley (2)	2,620,833	4.5%
David J. Ide (3)	2,479,806	4.2%
James G. Crawford (4)	2,155,390	3.7%
Shelly Meyers (5)	162,900	0.284%
John Devlin (6)	399,600	0.70%
Mark Severini (7)	553,334	0.963%
Scott Russo (8)	674,162	1.17%
James Lawson (8)	674,162	1.17%
Anthony Iacovone (8)	1,043,118	1.82%

All Officers and Directors as a group (9 persons)	8,568,529	18.7%

(1)
Shares owned by C&H Capital include 700,000 warrants to purchase common stock at $.50 per share and 25,000 warrants to purchase common stock at $.25. The amount also includes 2,236,129 shares of common stock owned by the principle of C&H Capital

(2)	Includes 250,000 options to acquire common stock at $.62 per share vesting over five years and 250,000 options to acquire common stock at $1.50 per shares vesting over five years
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

(6)	Includes 300,000 warrants to acquire common stock at $1.75 per share vesting over three years.
(7)	No personal or beneficial ownership of common stock
(8)	Includes 250,000 options to acquire common stock at $3.90 per share vesting over three years and 100,000 options to acquire common stock at $1.63 per vesting over three years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ending February 28, 2010, there were no related party transactions.

The Company borrowed $15,574 from one of its officers during the year ended February 28, 2009 and accrued compensation in the amount of $11,250.

Since March 1, 2010, there have been no related party transactions.

Our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 14. EXHIBITS

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q are as follows:

	Fiscal Year
	2010	2009

Audit fees	$144,500	$140,000
Audit-related fees	-	6,000
Tax Fees	-	-
All other fees	26,242	-
Total	$170,742	$146,000

The Company did not incur any fees for tax or other services for each of the last two fiscal years from its principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.

By: /s/ Mark Severini
Mark Severini
Chief Executive Officer
Principle Financial and Accounting Officer

Date: June 1, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Devlin	Audit Committee Chairman and Director
John Devlin

/s/ Shelly Meyers	Chairwoman, Board of Directors
Shelly Meyers

/s/ Mark Severini	Chief Executive Officer ,
Mark Severini

/s/ Jim Crawford	Chief Information Officer and Director
Jim Crawford

/s/David J. Ide	Chief Strategy Officer and Director
David J. Ide

SUPPLEMENTAL INFORMATION FOR REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

The Registrant has not provided any annual report to its security holders covering the registrant’s last fiscal year, and has not sent a proxy statement, form of proxy or other proxy soliciting material to more than 10 security holders with respect to any annual or special meeting of security holders.

Augme Technologies, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended February 28, 2010

2.1	Asset Purchase Agreement Between Modavox, Inc. and New Aug, LLC Effective July, 1, 2009 (incorporated by reference to Exhibit 2.1 on Form 8-K dated July 17, 2009 (File No. 333.577818))

2.2
Completion of Acquisition or Disposition of Assets Between Modavox, Inc. and World Talk Radio, LLC Effective December 31, 2010 by reference to Exhibit 2.1 on Form 8-K dated March 3, 2010 (File No. 333.577818)

2.3	Completion of Acquisition or Disposition of Assets Between Modavox, Inc. and Kino Interactive Effective April 28, 2006 by reference to Exhibit on Form 8-K dated March 3, 2010 (File No. 333.577818)

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on Registrant's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818)

3.2
Bylaws (incorporated by reference to Exhibit 3.3 on Registrant's Registration Statement on Form SB-2, filed on March 28, 2001 and amended on March 29, 2001, May 4, 2001, June 15, 2001 and July 5, 2001 (File No. 333-577818) Bylaws (incorporated by reference to Exhibit 3.1 on Registrant's Form 8-K, filed on April 28, 2006 (File No. 333-577818)

3.4
Certificate of Amendment of Certificate of Incorporation dated February 11, 2010 Name change from Modavox, Inc. to Augme Technologies, Inc. (incorporated by reference to on Registrant's Form 8-K, filed on December 7, 2009 (File No. 333-577818)

4.1
Bylaws (incorporated by reference to Exhibit 3.1 on Registrant's Form 8-K, Instruments defining the rights of security holders, including Form 8-K, Instruments defining the rights of security holders, including Form 8-K, Instruments defining the rights of security holders, including indentures filed on April 28, 2006 (File No. 333-577818)

5.1
Opinion Regarding Legality and Consent of Counsel (incorporated by reference to Exhibits 5.1 and 23.1 on Registrant's Registration Statement on Form S-8, filed on July 30, 2009 and
December 18, 2009 (File No. 333-577818)

10.1	Entry into a Material Definitive Agreement Between AudioEye, Inc. and Modavox, Inc. Non Exclusive Licensing Agreement dated January 27, 2010 .

10.3
Entry into a Material Definitive Agreement Between Modavox, Inc. and World Talk Radio, LLC dated December 31, 2009 (incorporated by reference to Exhibit 99.1 on Form 8-K January 7, 2010 (File No. 333-577818))

10.4	Professional Services Agreement Between Augme Technologies, Inc. and Digi Avenues dated May 7, 2009.

10.7	Professional Services Agreement Between Augme Technologies, Inc and C&H Capital, Inc. effective as of January 1, 2010.
10.8	Amended Engagement Letter between Augme Technologies, Inc. and Shaub & Williams, LLP dated May 29

10.9	Mark Severini Employment Agreement

10.10	Scott Russo Employment Agreement

10.11	James Lawson Employment Agreement

10.12	David Ide Employment Agreement

10.13	Nathan Bradley Employment Agreement

10.14	Anthony Iacocone Employment Agreement

11.1	Statement re computation of per share earnings (incorporated by reference to earnings per share table on Form 10-K June 1, 2010 (File No. 333-577818))

12.1	Statements re computation of ratios (incorporated by reference to earnings per share table on Form 10-K June 1, 2010 (File No. 333-577818))

14.1	Code of Ethics adopted March 11, 2010.

16.1	Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 on Registrant's Form 8-K, Change in certifying accountant, filed on February 5, 2007 (File No. 333-577818)

16.2	Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 on Registrant's Form 8-K, Change in certifying accountant, filed on February 22, 2007 (File No. 333-577818)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated June 1, 2010.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated June 1, 2010.

99.1	Audited financial statements of New Aug, LLC, previously filed in Form 8-K/A on September 29, 2009