Form 10-Q
period 2010-05-31
Augme Technologies, Inc.
filed 2010-07-09
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 333-57818

AUGME TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-0122076 (I.R.S. Employer Identification No.)

43 WEST 24th STREET, SUITE 11B
NEW YORK, NY 10010
(Address of principal executive offices)
(Zip Code)

(800) 825-8135
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

Large accelerated filer _____	Accelerated filer _X____
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

As of July 9, 2010 the issuer had 57,456,977 shares of common stock, par value $.0001, issued and outstanding.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	May 31,	February 28,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$178,507	$1,617,573
Accounts receivable, net of allowance for
doubtful accounts of $62,146 and $63,747, respectively	122,906	115,747
Prepaid expenses and other current assets	125,159	79,133
Total current assets	426,572	1,812,453

Property and equipment net of accumulated depreciation of
$805,480 and $733,241, respectively	496,569	464,690
Goodwill	13,106,969	13,106,969
Intangible assets, net of accumulated amortization of
$1,631,899 and $1,456,679, respectively	4,278,280	4,442,187
Deposits	27,450	27,450

TOTAL ASSETS	$18,335,840	$19,853,749

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$711,280	$879,584
Accrued liabilities	254,072	362,193
Deferred revenue, current	93,614	222,345
Total current liabilities	1,058,966	1,464,122

Long-term deferred revenue	12,930	11,691

Total liabilities	1,071,896	1,475,813

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
57,456,977 and 57,256,750 shares issued and
outstanding, respectively	5,746	5,726
Additional paid-in capital	46,469,276	45,846,778
Accumulated deficit	(29,211,078)	(27,474,568)
Total stockholders' equity	17,263,944	18,377,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,335,840	$19,853,749
See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	May 31,	May 31,
	2010	2009

REVENUE	$286,323	$38,693

COST OF REVENUES:
Production and service delivery costs	233,327	65,001

OPERATING EXPENSES:
Selling, general, and administrative	1,542,057	892,843
Depreciation and amortization	247,459	155,532

Total operating expenses	1,789,516	1,048,375

LOSS FROM OPERATIONS	(1,736,520)	(1,074,683)

OTHER INCOME
Interest income, net	10	184

LOSS FROM CONTINUING OPERATIONS	(1,736,510)	(1,074,499)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(184,251)
LOSS FROM DISCONTINUED OPERATIONS	-	(184,251)

NET LOSS	$(1,736,510)	$(1,258,750)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.03)	$(.02)
Loss from discontinued operations	$-	$(.01)
NET LOSS PER SHARE – basic and diluted	$(0.03)	$(.03)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	57,281,982	45,799,634

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MAY 31, 2010
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2010	57,256,750	$5,726	$45,846,778	$(27,474,568)	$18,377,936
Common stock issued for cash for:
Option exercise	30,000	3	7,497	-	7,500
Common stock issued for:
Cashless option exercise	170,227	17	(17)	-	-
Employee stock option expense			512,296	-	512,296
Warrant expense			102,722	-	102,722
Net loss			-	(1,736,510)	(1,736,510)
Balances, May 31, 2010	57,456,977	$5,746	$46,469,276	$(29,211,078)	$17,263,944

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	THREE MONTHS ENDED
	May 31,	May 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,736,510)	$(1,258,750)
AdAdjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,459	155,532
Bad debt expense	-	27,699
Stock option expense	512,296	209,949
Stock issued for services	-	254,617
Warrants granted for services	102,722	21,086
Changes in operating assets and liabilities:
Receivables	(7,159)	101,973
Prepaid expenses and other current assets	(46,026)	(31,512)
Deposits	-	(275,000)
Accounts payable and accrued expenses	(276,426)	(2,806)
Deferred revenue	(127,492)	-
Net cash used in operating activities	(1,331,136)	(797,212)
Net cash used in discontinued operations	-	(41,275)
Net cash used in operating activities	(1,331,136)	(838,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(104,118)	(3,466)
Capitalization of software development costs	(11,312)	(34,416)
Net cash used in investing activities	(115,430)	(37,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	650,000
Proceeds received from the exercise of warrants	-	163,477
Proceeds received from the exercise of stock options	7,500	75,750
Payments on related party note payable	-	(15,574)
Net cash provided by financing activities	7,500	873,653

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,439,066)	(2,716)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,617,573	374,696
CASH AND CASH EQUIVALENTS, END OF PERIOD	$178,507	$371,980

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
Shares issued for patent defense	$-	$271,131

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Augme Technologies, Inc. ("Augme") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Augme's Annual Report filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Certain prior year amounts have been reclassified to be consistent with the current period classification.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2010 as reported in Form 10-K have been omitted.

Revenue Recognition Policy

Augme will receive ongoing monthly license revenue from World Talk Radio, LLC. (“WTR”) where we will receive a percentage of WTR’s revenues into perpetuity. This is based on an agreement that closed in February 2010 resulting from a transaction whereby we transferred the business operation of our Internet Radio services to WTR.  During the three months ended May 31, 2010, we have recognized $39,609 in revenue per this agreement.

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

Subsequent Events Accounting and Disclosure

During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent events have been considered in this filing through July 8, 2010. See Note 5 – Subsequent events for details.

Fair Value Measurements

The Company has adopted the ASC standards of Fair Value Measurements and Disclosures, for all its financial instruments. The standards establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

NOTE 2 – EQUITY TRANSACTIONS

COMMON STOCK:

During the three months ended May 31, 2010, Augme completed the following common stock transactions:

Issued 30,000 common shares in connection with the exercise of options for $7,500.

Issued 170,227 common shares in connection with the cashless exercise of options.

STOCK OPTIONS:

As of May 31, 2010, there was $5,783,149 of unamortized stock option expense, which is expected to be amortized through February 2016.

The summary of activity for Augme's stock options is presented below:

		Weighted Average
	Number of Options	Exercise Price

Options outstanding at February 28, 2010	5,258,415	$1.51
Exercised	(200,227)	$0.25
Forfeited	(300,000)	$1.36
Cancelled/Expired	(39,773)	$0.25
Options outstanding at May 31, 2010	4,718,415	$1.59
Options exercisable at May 31, 2010	2,466,627	$1.06

Exercise price per share of options outstanding	$0.25-3.90

Weighted average remaining contractual lives	4.63

The intrinsic value of the exercisable options at May 31, 2010 was $1,152,656

WARRANTS:

As of May 31, 2010 there was $686,885 of unamortized expense, which is expected to be expensed through February 2013.

The summary of activity for Augme's warrants is presented below:

		Weighted Average
	Number of Warrants	Exercise Price

Warrants outstanding at February 28, 2010	5,663,011	$1.60
Cancelled/Expired	(62,500)	$1.75
Warrants outstanding at May 31, 2010	5,600,511	$1.60
Warrants exercisable at May 31, 2010	5,352,746	$1.59

Price per share of warrants outstanding	$0.50-4.00

Weighted average remaining contractual lives	1.44

The intrinsic value of the exercisable warrants at May 31, 2010 was $462,000.

NOTE 3 - DISCONTINUED OPERATIONS

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

Pursuant to accounting rules for discontinued operations, we have included the results for the comparable prior reporting period to present the activity related to the Internet Radio operations as a discontinued operation.  Discontinued operations for the three months ended May 31, 2009 are summarized as follows:

For the Quarter Ended
May 31, 2009
Revenues	$482,633

Cost of revenues	121,026
Operating expenses	545,858

Income (loss) from discontinued operations before income taxes	$(184,251)

NOTE: 4 - PRIOR YEAR ACQUISITION

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and New Aug, LLC for the three months ended May 31, 2009 giving effect to the merger as if it occurred on March 1 of 2009:

3 Months Ended May 31,
2010

Pro forma revenues	$78,614
Pro forma net loss	(1,627,901)
Pro forma weighted average common shares	49,266,301
Pro forma basic and diluted net loss per share	$(0.03)

NOTE 5 – SUBSEQUENT EVENTS

In June 2010 as further described on our Current Report on Form 8-K, dated June 14, 2010, we agreed to issue to one individual who is an officer and director an initial grant of five-year options to purchase 2,000,000 shares of our Common Stock at an exercise price of $1.00 per share. Vesting of these options will occur according to the following schedule: 500,000 vested immediately upon grant, 500,000 vested over a one (1) year period starting on June 8, 2010, 500,000 vested over a two-year period starting on June 8, 2010, and 500,000 vested over a three- year period starting on June 8, 2010. We will also issue an aggregate 225,000 restricted shares of our Common Stock according to the following schedule: 6,250 shares at the end of each thirty-day period during the initial term of the Employment Agreement and for the participation in securing either cumulative revenues in any fiscal year, an intellectual property agreement related settlement agreement, intellectual property related license agreement except for licenses entered into in the ordinary course of business, or an asset sale during the period of employment (each a "Stock Acceleration Event"), we will, for each $10 million that the Registrant receives as a result of any Stock Acceleration Event, issue 75,000 restricted shares of common stock, which will reduce by the same amount the balance of undelivered shares owed as part of the issuance of an aggregate 225,000 shares. We also sold to this individual 25,000 restricted shares of the Registrant's common stock at $1.00 per share for an aggregate purchase price of $25,000. This purchase entitles the individual to 3-year warrants exercisable for an aggregate 12,500 shares of the Registrant's common stock at $1.25 per share.

Also in June 2010, we had pending issuance a total of 100,000 shares of Common Stock to one institution in lieu of a $100,000 equity investment in the Company. This purchase entitles the institution to 3-year warrants exercisable for an aggregate 50,000 shares of the Registrant's common stock at $1.25 per share.

Also in June 2010 as further described on our Current Report on Form 8-K, dated June 15, 2010, we agreed to issue to one individual who is director an initial grant of five-year options to purchase 300,000 shares of our Common Stock at an exercise price of $1.00 per share. Vesting of these options will occur according to the following schedule: 100,000 vested over a one (1) year period starting on June 7, 2010, 100,000 vested over a two-year period starting on June 7, 2010, and 100,000 vested over a three- year period starting on June 7, 2010.
Also in June 2010, we approved the issuance to two individuals who are former officers of ours at 50,000 options each and another individual who is a new employee 100,000 options to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $1.00 per share, vested fifty-percent immediately upon the date of grant and fifty-percent one-year after the date of grant with a four-year expiration period. The options were issued in connection with the execution of employment separation agreements with us.

Also in June 2010, we approved the issuance to 7 individuals of which 2 are directors of ours for 990,345 warrants and 1 is a director and employee of ours for 761,804 warrants and 2 are employees of ours for 1,523,608 warrants and 1 is a former employee of ours for 761,804 warrants and one is a consultant providing services to the Company for 761,804 warrants and 1 is an institution for 150,000 warrants providing services to the Company to purchase an aggregate of 4,949,365 shares of Common Stock at an exercise price of $1.00 per share, vested fifty-percent immediately upon the date of grant and fifty-percent one-year after the date of grant with a five-year expiration period. The options were issued in connection with the execution of employment separation agreements with us.

Also in June 2010, we approved the issuance to one institution for 1,750,000 warrants providing services to the Company to purchase shares of Common Stock at an exercise price of $1.75 per share, vested two-thirds immediately upon the date of grant and one-third one-year after the date of grant with a five-year expiration period. The options were issued in connection with the execution of employment separation agreements with us.

Also in June 2010, we approved the issuance of 795,000 options to sixteen individuals who are employees of the Company and 200,000 options to two individuals who are directors of the Company to purchase an aggregate of 995,000 shares of Common Stock at an exercise price of $1.00 per share, that vest one-third per year from the date of grant with a five-year expiration period. The options are pending issuance from an Incentive Stock Option Plan in formation.

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

OVERVIEW

Founded in 1999, Augme Technologies, Inc. (”Augme”) provides Internet applications and services based upon marketing driven technology platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices. Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods which are an indispensable component of behavioral targeting – the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Augme platforms enable Internet video broadcasting, Internet advertising, and mobile marketing – all aimed at increasing marketing return on investment (“ROI”) or monetizing audio and video content delivery to Internet-enabled devices.

In 2009, Augme initiated a comprehensive business growth strategy aimed at fully leveraging the value of its technology and patent portfolio by accelerating the advanced development of technology platforms that apply the most valuable aspects of the patents.

In an effort to support Augme’s new business strategy, and in conjunction with the repositioning of other corporate assets earlier in 2009, Augme executed a Letter of Intent, effective December 31, 2009, to dispose of certain tangible and intangible assets and certain liabilities and to transfer certain obligations related to our Internet Radio services. This transaction transferred the business operations of our Internet Radio services to World Talk Radio, LLC, an Arizona based limited liability company (“WTR”) to be owned and operated by VoiceAmerica.

The disposition of the Internet Radio operations resulted in a reduction in our expenses, enabling management to focus all available resources on the corporate strategy defined in 2009 that includes an expanded IP licensing structure as well as supporting the development and further commercialization of marketing driven technologies. Furthermore, as part of the strategy to streamline operations and to create non-encumbered revenues to support growth businesses, we will receive a perpetual royalty as a percentage of gross revenue generated by WTR for as long as the new entity provides Internet radio services.

With the disposition of the Internet Radio operations effective December 31, 2009, we are managing three newly defined operating divisions in the high growth markets of mobile marketing (AD LIFESM), video content delivery (AD BOOMSM) and ad network provisioning (AD SERVESM). These three divisions are branded under “Augme” – derived from the verb Augment: to make something greater by adding to it. The Augme branded portfolio offers products and services based upon marketing driven technology platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices.

AD LIFESM (Augme Mobile) is our interactive platform to provide marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels. AD LIFESM continues to validate its growth plan of becoming the premier mobile marketing provider for the world’s largest consumer package goods (CPG) companies and their marketing agencies. By integrating the AD LIFESM platform within the marketing technology function of these formidable clients, we anticipate high annuitized growth as the platform is utilized across multiple brands under a single master contract.  AD LIFESM is experiencing significant momentum, evidenced by our success with Fortune 500 CPGs as clients and some of the most common household brands, where we were able to compete successfully against major corporations for these clients. For a complete overview of the technology and the offering, take a few moments to visit the recently launched AD LIFESM web site at www.augmemobile.com.

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.  The Company has not materially changed its significant accounting policies.

Revenue Recognition Policy

 Augme will receive ongoing monthly revenue from World Talk Radio, LLC. (“WTR”) where we will receive a percentage of WTR’s revenues into perpetuity. This is based on an agreement that closed in February 2010 resulting from a transaction whereby we transferred the business operation of our Internet Radio services to WTR.  During the three months ended May 31, 2010, we have recognized $39,609 in revenue per this agreement

Measuring Fair Value

In September 2006, the FASB issued ASC 820 that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. The provisions delayed the effective date of ASC 820 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observation of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Results of Operations

The discussion of the results of operations compares the quarter ended May 31, 2010 with the quarter ended May 31, 2009, and is not necessarily indicative of the result which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended May 31, 2010 versus May 31, 2009

For the quarter ended May 31, 2010, revenues were $286,323 compared to $38,693 for the quarter ended May 31, 2009. The resulting increase is directly related to the added emphasis on providing mobile media and services.  Production and service delivery costs were $233,327 for the May 31, 2010 quarter compared to $65,001 for the quarter ended May 31, 2009 reflecting additional costs related to human capital in order to facilitate the delivery of the new service oriented philosophy.

Selling, general, and administrative expenses were $1,542,057 for the quarter ended May 31, 2010 compared with $892,843 for the quarter ended May 31, 2009, an increase of 73%. The increased expense primarily consisted of approximately $430,833 of increased non-cash stock option expense, approximately $ 127,520 due to outside contracting costs associated with an increased level of product development, and approximately $90,726 of overall increased other expenses, including accounting, consulting fees and various other expenses.

Depreciation and amortization expense was $247,459 for the quarter ended May 31, 2010 compared with $155,532 in the quarter ended May 31, 2009. Amortization expense increased to $175,220 for the quarter ended May 31, 2010 compared to $78,659 for the quarter ended May 31, 2009. Depreciation expense for the quarter ended May 31, 2010 decreased to $72,239 compared to $76,873 for the quarter ended May 31, 2009. The total increase in depreciation and amortization relates to the increased intangible assets associated with the New Aug, LLC acquisition last year.

Interest income was $10 for the three months ended May 31, 2010 versus interest income of $184 for the quarter ended May 31, 2009.

During the quarter ended May 31, 2010, the Company incurred a net loss of $1,736,510 compared to a net loss of $1,258,750 in the prior year quarter. The $477,760 increase in the net loss is a result of increased expenses, including non-cash expenses, as described above.

Pursuant to accounting rules for discontinued operations, we have included the results for the comparable prior reporting period to present the activity related to the Internet Radio operations as a discontinued operation.  Discontinued operations for the three months ended May 31, 2009 are summarized as follows: Revenues of $482,633; Cost of Revenues at ($121,026); Operating Expenses of ($545,858), giving us a Loss from discontinued operations (before income taxes) of  ($184,251).

Liquidity and Capital Resources

Working capital, which is defined as current assets less current liabilities, decreased by $980,725 to a working capital deficit of $632,394 as of May 31, 2010 compared to a working capital surplus of $348,331 as of February 28, 2010. In addition to cash receipts from accounts receivable, we have funded our working capital deficit through periodic sales of the Company's stock and through the proceeds from the exercise of warrants and stock options.

As of May 31, 2010, we had a cash balance of $178,507 and we used cash of $1,331,136 to fund our operating activities during the three months ended May 31, 2010.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipate," "expect," "intend", "plans," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report Form 10-K for our fiscal year ended February 28, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our future cash needs and the effect that changes in economy reflect in the capital markets. Historically, we have had access to capital in the equity markets on an acceptable basis.  Refer to Note 5 (“Subsequent Events”) to the consolidated financial statements for discussion of new financing in June 2010.

As of July 8, 2010 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of May 31, 2010, we had $178,507 in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer), who also serves as our Principal Financial Officer and our Corporate Controller of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer, in both capacities as principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and several of our accounting functions are performed by internal employees with limited oversight by a professional with accounting expertise.  Our Chief Executive Officer is not a Certified Public Accountant.

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

Other than as set forth above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tacoda, Inc, AOL, LLC, Time Warner, Inc. & Platform-A, Inc.

In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, alleging infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).

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

In Augme's case against AOL, Platform-A and Time Warner, the parties have agreed upon staying the patent claims until the Tacoda action is concluded but to proceed on the trademark claims. An agreement has been reached to explore settlement and to proceed to mediation before a retired federal judge in respect to those trademark claims.

 Yahoo! Inc.

On November 16, 2009, Augme filed a Complaint against Yahoo! Inc. for patent infringement relating to our U.S. Patent Nos. 6,594,691 and 7,269,636, which patents relate to methods and systems for delivery of selected content from a network to a web page visitor.  The matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL. The remedies available to us, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.  On January 15, 2010, Yahoo! Inc. filed an initial response to the patent infringement lawsuit filed by Augme, seeking, (i) an order dismissing the Complaint (without prejudice to Augme’s right to re-file) pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure, or, in the alternative, (ii) an order compelling Augme to provide a “More Definite Statement” under Rule 12(e) of the Federal Rules of Civil Procedure.  In response to Yahoo!’s Motion, Augme has the option of contesting the arguments advanced by Yahoo!, or filing an amended Complaint with certain additional detail based upon Augme’s pre-filing due diligence.  If Augme contests the Motion, Augme’s response is due February 2, 2010, to be followed by a hearing on February 23, 2010.  Augme intends to pursue the course of action that will most efficiently move past this technical pleading matter and focus attention on proving the infringement alleged in Augme’s Complaint.

Movieland Classics, LLC

October 26, 2009, Movieland Classics, LLC, a former customer of the Company, filed an action for breach of contract, fraud and negligent misrepresentation alleging damages of $30,000 to $40,000.  Augme cross-complained for the $8,500 unpaid portion of the $13,500 contract. Augme takes the position that damages in the case are limited by the terms of the contract to the $5,000 paid.

Block

On December 29, 2009, a consultant to a former financial advisory firm providing services to the Company filed a lawsuit against the Company in the United States District Court for the Central District of California.  The Complaint alleges Breach of Contract, Contractual Breach of the Implied Covenant of Good Faith and Fair Dealing, related to certain Common Stock Purchase Warrant Agreements.  Augme disagrees with the allegations contained in the Complaint, was never a party to any agreement with the claimant and intends to vigorously defend the matter to enforce its rights.

The Company believes that the merit rests on our behalf with the aforementioned matters and is committed to vigorously defend our rights and that of our shareholders.

ITEM 1A.                      RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses and negative cash flows from operations and we may not be profitable in the future.

We had a loss of $1,736,510 for the quarter ended May 31, 2010, a loss of $8,378,499 for the fiscal year ended February 28, 2010, and a loss of $5,325,510 for the fiscal year ended February 28, 2009. We had an accumulated deficit at May 31, 2010 of $29,211,078. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this document do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

We have been able to meet our operating requirements since May 31, 2010 and received approximately $125,000 of additional financing.  We will need to receive additional capital to continue our operations.

Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs. It is not likely that we will be able to continue our business without additional financing. Currently, we have no commitments for additional financing.

The price of our Common Stock has been volatile in the past and may continue to be volatile.

The stock market in general, and the market for technology companies in particular, has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From February 28, 2008 to June 30, 2010, the per share closing price of our Common Stock on the Over-the-Counter Bulletin Board fluctuated from a high of $4.35 to a low of $.90. We believe that the volatility of the price of our Common Stock does not solely relate to our performance and is broadly consistent with volatility experienced in our industry. Fluctuations may result from, among other reasons, responses to operating results, announcements by competitors, regulatory changes, economic changes, market valuation of technology firms and general market conditions.

In addition, in order to respond to competitive developments, we may from time to time make pricing, service or marketing decisions that could harm our business. Also, our Company’s operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In either case, the trading price of our Common Stock would likely decline.

The trading price of our Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control. If the market price of our Common Stock decreases, then shareholders may not be able to sell their shares of our Common Stock at a profit.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares are sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company and we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float and limited operating history. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, market acceptance of our government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We may be unable to fund future growth.

Our business strategy calls for us to grow and expand the Company’s business both internally and otherwise. Significant funds will be required to implement this strategy, funding for additional personnel, capital expenditures and other expenses, as well as for working capital purposes. Financing may not be available to us on favorable terms or at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion. This, in turn, could harm our business, results of operations and financial condition. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, then the percentage ownership of the our shareholders will be reduced, and any new securities could have rights, preferences and privileges senior to those of the Common Stock. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, then we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require.

Our executive officers have been employed for a relatively short period of time, and may not be able to implement our business strategy. The failure to effectively implement our business strategy will have a material, adverse effect on our business, financial condition and results of operations.

Our management team consists of 3 executive officers who have been employed by us for over three years and balance of our management has been with the Company for less than three years. There can be no assurance that they will function successfully as a management team to implement our business strategy. If they are unable to do so, then our business, financial condition and results of operations could be materially adversely affected.

Our performance could be adversely affected if we are unable to attract and retain qualified personnel in the fields of engineering, marketing and finance.

Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing and finance. Competition for qualified personnel is intense and there is a limited number of persons with knowledge of and experience with our technology. We cannot assure you that we will be able to attract and retain key personnel, and the failure to do so could hinder our ability to implement our business strategy and could cause harm to our business.

The general condition of the advertising market will affect our business. Continued pricing declines may result in a decline in our operating results.

We are subject to market conditions in the advertising industry. Our operations could be adversely affected if pricing continues to decline as it has in the past few years. If pricing declines continue, then we may experience adverse operating results.

The mobile advertising market is subject to rapid technological change. Newer technology may render our technology obsolete which would have a material, adverse impact on our business and results of operations.

Mobile advertising is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell new and enhanced software products and services that provide increasingly higher levels of performance and reliability at lower cost. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

•	the identification of market demand for new products;

•	the scalability of our mobile advertising software products;

•	product and feature selection;

•	timely implementation of product design and development;

•	product performance;

•	cost-effectiveness of current products and services and products under development;

•	our ability to successfully implement service features mandated by federal and state law;

•	effective manufacturing processes; and

•	effectiveness of promotional efforts.

Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. We have in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance, or if such new product introductions decrease demand for existing products, our operating results would decline and our business would not grow.

The continued growth of the Internet as a medium for mobile phone services is uncertain. If this growth does not continue, our business and financial condition could be materially adversely affected.

The continued market acceptance of the Internet as a medium for mobile phone services is subject to a high level of uncertainty. Our future success will depend on our ability to significantly increase revenues, which will require widespread acceptance of the Internet as a medium for mobile phone communications. There can be no assurance that the number of consumers using the Internet for mobile communications will grow. If use of the Internet for mobile phone communications does not continue to grow, our business and financial condition could be materially adversely affected.

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our mobile advertising operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Our failure to adequately address these risks could have an adverse effect on our business and reputation.

Our ability to do business depends, in part, on our ability to license certain technology from third parties.

We rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to us on acceptable commercial terms or at all. If we cannot license the technology we need on acceptable commercial terms, then our business, financial condition and results of operations will be materially and adversely affected.

Products and services like the ones we offer change rapidly and therefore, we must continually improve them. However, our need to invest in research and development may prevent us from ever being profitable.

Products and services like the ones we offer are continually upgraded in an effort to make them work faster, function easier for the user and provide more options. Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. However, any investment in research and development and technological innovation will cause our operating costs to increase. This could prevent us from ever achieving profitability.

We provide a service that allows our customers to access information over the Internet from their mobile phones. Intellectual property infringement claims brought against us, even without merit, could require us to enter into costly licenses or deprive us of the technology we need.

Our service allows our users to access information over the Internet from their mobile phones. Third parties may claim that the technology we develop or license infringes their proprietary rights. Any claims against us may affect our business, results of operations and financial conditions. Any infringement claims, even those without merit, could require that we pay damages or settlement amounts or could require us to develop non-infringing technology or enter into costly royalty or licensing agreements to avoid service implementation delays. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could have a material adverse effect on our results of operations and financial condition. If successful, a claim of product infringement could completely deprive us of the technology we need.

We have developed our underlying software and we try to protect it from being used by others in our industry. Failure to protect our intellectual property rights could have a material adverse effect on our business.

We rely on copyright, trade secret and patent laws to protect our content and proprietary technologies and information, including the software that underlies our products and services. Additionally, we have taken steps that we believe will be adequate to establish, protect and enforce our intellectual property rights. There can be no assurance that such laws and steps will provide sufficient protection to our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain rights to use our products or technologies.

We have pending several patent applications related to embedded software technology and methods of use. There can be no assurance that these patents will be issued. On July 15, 2003 and on September 11, 2007, the Company was awarded Patent #6,594,691 and Patent #7,269,636 respectively, from the United States Patent and Trademark Office. Even if the balance of patents pending are issued, the limited legal protection afforded by patent, trademark, trade secret and copyright laws may not be sufficient to protect our proprietary rights to the intellectual property covered by these patents.

Furthermore, the laws of many foreign countries in which we do business do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we have implemented and will continue to implement protective measures in those countries, these efforts may also not be successful. Additionally, even if our domestic and international efforts are successful, our competitors may independently develop non-infringing technologies that are substantially similar or superior to our technologies.

If our products contain defects, then our sales would be likely to suffer, and we may even be exposed to legal claims. Defects in our products could have a material adverse impact on our business and operating results.

Our business strategy calls for the development of new products and product enhancements that may from time to time contain defects or result in failures that we did not detect or anticipate when introducing such products or enhancements to the market. In addition, the markets in which our products are used are characterized by a wide variety of standard and non-standard configurations and by errors, failures and bugs in third-party platforms that can impede proper operation of our products. Despite product testing, defects may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. The occurrence of these defects could result in product returns, adverse publicity, loss of or delays in market acceptance of our products, delays or cessation of service to our customers or legal claims by customers against us. Any of these occurrences could have a material adverse impact on our business and operating results.

Doing business over the Internet may become subject to governmental regulation. If these regulations substantially increase the cost of doing business, they could have a material adverse effect on our business, results of operations and financial condition.

We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other mobile phone services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other mobile phone services covering issues such as user privacy, “indecent” materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition.

We may become involved with litigation.

We may be subject to claims involving how we conduct our business or the market for or issuance of the Common Stock or other securities. Any such claims against the Company may affect our business, results of operations and financial conditions. Such claims, including those without merit, could require us to pay damages or settlement amounts and would require a substantial amount of time and attention from our senior management as well as considerable legal expenses. Although we do not anticipate that our activities would warrant such claims, there can be no assurances that such claims will not be made.  We may also pursue claims against others for infringement of our intellectual property or theft of trade secrets of ours.

We depend on third-party vendors for key Internet operations including broadband connectivity, termination capability, mobile phone texting and different operating systems. The loss of any of our vendors could have a material adverse effect on our business, results of operations and financial condition.

We rely on our relationships with third party vendors of Internet development tools and technologies including providers of switches, network termination and operational and billing specialized operations. There can be no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. Although there are a number of providers of these services, if we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, then our business, results of operations and financial condition will be materially adversely affected.

We may not be able to successfully compete with current or future competitors.

The market for mobile advertising service providers and business solutions providers is highly competitive, and rapidly changing. Since the Internet’s commercialization in the early 1990’s, the number of websites on the Internet competing for the attention and spending of consumers and businesses has proliferated. With no substantial barriers to entry, we expect that competition will continue to intensify. In addition to intense competition from mobile phone advertising services providers, we also face competition from traditional telephone systems integrators and providers.

Some of our competitors, such as AdMob and One2One, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion, and sale of their products or services than we can. There can be no assurance that we will be able to compete successfully against current or future competitors. If we cannot do so, then our business, financial condition and results of operations will be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2010, a total of 10,000 shares of Common Stock were issued to one individual investor who exercised warrants received in connection with a previous consulting agreement for services provided to us. We received $2,500 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In April 2010, a total of 10,000 shares of Common Stock were issued to one individual investor who exercised warrants received in connection with a previous consulting agreement for services provided to us. We received $2,500 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In May 2010, a total of 10,000 shares of Common Stock were issued to one individual investor who exercised warrants received in connection with a previous consulting agreement for services provided to us. We received $2,500 from the warrant exercise. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (filed herewith)

3.2	Bylaws, as amended (Filed on April 28, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: July 9, 2010	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer