Form 10-Q
period 2010-08-31
Augme Technologies, Inc.
filed 2010-10-13
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

43 WEST 24th STREET, 11th Floor
NEW YORK, NY 10010
(Address of principal executive offices)
(Zip Code)

(800) 825-8135
(Registrant's telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ____ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

As of October 11, 2010 the issuer had 60,304,453 shares of common stock, par value $.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1

AUGME TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$350,995	$1,617,573
Accounts receivable, net of allowance for
doubtful accounts of $62,146 and $63,747, respectively	415,628	115,747
Stock subscriptions receivable	587,500
Prepaid expenses and other current assets	134,435	79,133

Total current assets	1,488,558	1,812,453

Property and equipment net of accumulated depreciation of
$874,932 and $733,241, respectively	579,609	464,690
Goodwill	13,106,969	13,106,969
Intangible assets, net of accumulated amortization of
$1,806,704 and $1,456,679, respectively	4,103,474	4,442,187
Deposits	27,450	27,450

TOTAL ASSETS	$19,306,060	19,853,749

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$829,107	$879,584
Accrued liabilities	248,248	362,193
Deferred revenue, current	99,071	222,345
Total current liabilities	1,176,426	1,464,122

Long-term deferred revenue	12,930	11,691

Total liabilities	1,189,356	1,475,813

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
59,501,977 and 57,256,750 shares issued and
outstanding, respectively	5,948	5,726
Additional paid-in capital	49,279,603	45,846,778
Accumulated deficit	(31,168,847)	(27,474,568	) )
Total stockholders' equity	18,116,704	18,377,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,306,060	$19,853,749

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	August 31,	August 31,
	2010	2009
REVENUE	$718,717	$39,509

COST OF REVENUES:
Production and service delivery costs	251,711	105,760

OPERATING EXPENSES:
Selling, general, and administrative	2,180,524	1,106,866
Depreciation and amortization	244,257	205,590

Total operating expenses	2,424,781	1,312,456

LOSS FROM OPERATIONS	(1,957,775)	(1,378,707)

OTHER INCOME
Interest income, net	6	(574)
Gain/(loss) on derivative instruments	0	(63,682)

LOSS FROM CONTINUING OPERATIONS	(1,957,769)	(1,442,963)

DISCONTINUED OPERATIONS:
Loss from discontinued operations		(34,299)
LOSS FROM DISCONTINUED OPERATIONS		(34,299)

NET LOSS	$(1,957,769)	$(1,477,262)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(.03)	$(.02)
Loss from discontinued operations	$	$(.00)
NET LOSS PER SHARE – basic and diluted	$(.03)	$(.03)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	57,969,423	49,302,062

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months Ended
	August 31,		August 31,
	2010		2009

REVENUE	$1,005,040		$78,202

COST OF REVENUES:
Production and service delivery costs	485,038		170,761

OPERATING EXPENSES:
Selling, general, and administrative	3,722,581		1,999,709
Depreciation and amortization	491,716		361,122

Total operating expenses	4,214,297		2,360,831

LOSS FROM OPERATIONS	(3,694,295)		(2,453,390)

OTHER INCOME
Interest income, net	16		(390)
Gain/(loss) on derivative instruments	0		(548,452)

LOSS FROM CONTINUING OPERATIONS	(3,694,279)		(3,002,232)

DISCONTINUED OPERATIONS:
Loss from discontinued operations			(218,550)
LOSS FROM DISCONTINUED OPERATIONS			(218,550)

NET LOSS	$(3,694,279)		$(3,220,782)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.06)		$(.02)
Loss from discontinued operations	$		$(.00)
NET LOSS PER SHARE – basic and diluted	$(.06)	-	$(.07)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	57,625,702		47,550,848

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED AUGUST 31, 2010
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2010	57,256,750	$5,726	$45,846,778	$(27,474,568)	$18,377,936
Common stock issued for cash for:
Option /Warrants exercise	2,075,000	5	2,018,554		2,018,559
Common stock issued for:
Cashless option exercise	170,227	17	(17)
Employee stock option expense			1,133,844		1,133,844
Warrant expense		200	280,444		280,644
Net loss				(3,694,279)	(3,694,279)
Balances, August 31, 2010	59,501,977	$5,948	$49,279,603	$(31,168,847)	$18,116,704

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED
	August 31,		August 31
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(3,694,279)	$(3,220,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		491,717	526,170
Bad debt expense			50,051
Stock option expense		1,414,297	459,525
Stock issued for services			342,117
Stock issued for settlement			285,000
Warrants granted for services			21,086
Loss on derivative instruments			548,452
Changes in operating assets and liabilities:
Receivables		(778,382)	354,186
Prepaid expenses and other current assets		(55,302)	(40,078)
Deposits
Accounts payable and accrued expenses		(164,423)	(299,270)
Deferred revenue		(231,034)	(408,907)
Net cash used in operating activities		(3,017,406)	(1,382,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment		(256,610)	(114,403)
Purchase of assets from New Aug, LLC			(324,000)
Cash paid for patent defense costs		(11,312)	(37,881)
Net cash used in investing activities		(267,922)	(476,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock		2,018,750	1,549,997
Proceeds received from the exercise of warrants			409,828
Proceeds received from the exercise of stock options			75,750
Payments on related party note payable			(15,576)
Net cash provided by financing activities		2,018,750	2,019,999

NET CHANGE IN CASH AND CASH EQUIVALENTS		(1,266,578)	161,301
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,617,573	374,696
CASH AND CASH EQUIVALENTS, END OF PERIOD		$350,995	$535,997

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$		$
Income taxes paid

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
Stock issued for New Aug, LLC assets			(13,832,002)
Shares issued for patent defense			443,146
Derivative reclassification to equity			551,770
Note payable issued for purchase of assets	$		$24,215

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Augme Technologies, Inc. ("Augme", “we”, “our”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Augme's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2010.

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

Revenue Recognition Policy

Augme will receive ongoing monthly license revenue from World Talk Radio, LLC. (“WTR”) where we will receive a percentage of WTR’s revenues into perpetuity. This is based on an agreement that closed in February 2010 resulting from a transaction whereby we transferred the business operation of our Internet Radio services to WTR.  During the six months ended August 31, 2010, we recognized $91,368.23 in revenue per this agreement.

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

Subsequent Events Accounting and Disclosure

During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent events have been considered in this filing through October 13, 2010. See Note 5 – Subsequent events for details.

NOTE 2 – EQUITY TRANSACTIONS

COMMON STOCK:

During the six months ended August 31, 2010, Augme completed the following common stock transactions:

Issued 50,000 common shares in connection with the exercise of options for $12,500.

Issued 170,227 common shares in connection with the cashless exercise of options.

Issued 225,000 common shares in connection with an employment agreement.

Issued 937,500 common shares and had 1,062,500 common shares pending issuance in connection with a private placement financing.

STOCK OPTIONS:

As of August 31, 2010, there was $6,406,001 of unamortized stock option expense, which is expected to be amortized through February 2016.

The summary of activity for Augme's stock options is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at February 28, 2010	5,258,415	$1.51
Granted	4,355,000	1.04
Exercised	(220,227)	$0.25
Forfeited	(300,000)	$0.00
Cancelled/Expired	(39,773)	$0.00
Options outstanding at August 31, 2010	9,053,415	$1.33
Options exercisable at August 31, 2010	2,695,193	$1.16

Exercise price per share of options outstanding	$0.25-3.90

Weighted average remaining contractual lives	4.58

The intrinsic value of the exercisable options at August 31, 2010 was $1,299,218

WARRANTS:

As of August 31, 2010 there was $1,478,969 of unamortized expense, which is expected to be expensed through August 2013.

The summary of activity for Augme's warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants outstanding at February 28, 2010	5,663,011	$1.60
Granted	10,199,365	$1.18
Cancelled/Expired	(87,500)	$1.75
Warrants outstanding at August 31, 2010	15,774,876	$1.33
Warrants exercisable at August 31, 2010	5,382,965	$1.59

Price per share of warrants outstanding	$0.50-4.00

Weighted average remaining contractual lives	3.56

The intrinsic value of the exercisable warrants at August 31, 2010 was $462,000.

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

Pursuant to accounting rules for discontinued operations, we have included the results for the comparable prior reporting period to present the activity related to the Internet Radio operations as a discontinued operation.  Discontinued operations for the three months ended August 31, 2010 are summarized as follows:

For the Quarter Ended
August 31, 2010
Revenues	$671,858

Cost of revenues	149,832
Operating expenses	556,325

Income (loss) from discontinued operations before income taxes	$(34,299))

NOTE 4 - PRIOR YEAR ACQUISITION

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and New Aug, LLC for the six months ended August 31, 2010 giving effect to the merger as if it occurred on March 1, 2009:

Six Months Ended August 31,
2010

Pro forma revenues	$78,614
Pro forma net loss	(1,627,901)
Pro forma weighted average common shares	49,266,301
Pro forma basic and diluted net loss per share	$(0.03)

NOTE 5 – SUBSEQUENT EVENTS

        In September 2010, the shareholders of the Company approved the Augme Technologies, Inc. 2010 Incentive Stock Option Plan (the “Plan”). The purpose of the Plan is to advance our interests and those of our stockholders by enabling us to attract and retain persons of ability to perform services for us by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement of our economic objectives.  The Plan permits us to grant, for a ten-year period, stock options, restricted stock awards and bonuses of stock, collectively referred to in this discussion as “awards”.  We will reserve 10 million shares of our Common Stock for issuance to our directors, employees, independent contractors and consultants under the Plan.  The Plan will be administered by the Board of Directors, but the Board may appoint a committee of its members to administer the Plan.  The Plan administrator has the authority and discretion, subject to the provisions of the Plan, to select persons to whom awards will be granted, referred to in this discussion as “Participants”, to designate the number of shares to be covered by each award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each award.

In October 2010, we have a pending issuance of an aggregate of 300,000 shares of our Common Stock in exchange for the exercise of 300,000 options to one individual who is a former officer and director of the Company, which shares will be issued under a registration statement on Form S-8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER BUSINESS- RISK FACTORS NOTED IN OUR FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2010 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

With the disposition of the Internet Radio operations effective December 31, 2009, we are managing three newly defined operating divisions in the high growth markets of mobile marketing (AD LIFETM), video content delivery (BoomBox®) and ad network provisioning (AD SERVETM). These three divisions are branded under “Augme” – derived from the verb Augment: to make something greater by adding to it. The Augme branded portfolio offers products and services based upon marketing driven technology platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices.

AD LIFETM (“Augme Mobile”) is our interactive platform to provide marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels. AD LIFETM continues to validate its growth plan of becoming the premier mobile marketing provider for the world’s largest consumer package goods (CPG) companies and their marketing agencies. By integrating the AD LIFETM platform within the marketing technology function of these formidable clients, we anticipate highly annuitized growth as the platform is utilized across multiple brands under a single master contract.  AD LIFETM is experiencing significant momentum, evidenced by our success with Fortune 500 CPGs as clients and some of the most common household brands, where we were able to compete successfully against major corporations for these clients. Our websites are located at www.augmemobile.com and www.augme.com  and include a complete overview of our technology.

Our indirect sales channel partnership strategy continues to show activity and growth for AD LIFETM, highlighted by our working relationships with top traditional media purveyors in the US such as Graphic Packaging, News Corp’s News America Marketing (a division of News Corp), Clear Channel Outdoor, and OMD (a division of Omnicom Group). Technical partnerships are equally valuable, demonstrating our vision and leadership in mobile marketing solutions. Our recently announced collaboration with Inmar – the nation’s leading promotions transaction settlement provider – to enable consumer directed rebate charity program for Springer Mountain Farms. We also recently delivered the SmartSource mobile coupon program for News America Marketing, offering top national brand coupons available exclusively through the mobile phone. In the coming months, we look forward to sharing more on the depth and value of these important indirect sales and technical partnerships.

In addition to CPG clients, the AD LIFETM platform has tremendous potential within specific vertical markets. In fact, our fastest growing product line is Augme Mobile Health, which is the AD LIFETM platform modified for the unique needs of the health care and pharmaceutical industry. Our HIPAA-compliant mobile interactive technology enables marketers of prescription-drugs and their agencies to communicate with health care providers and their patients instantly through mobile phones. We are currently doing business with three of the world’s top ten pharmaceutical companies that have combined net revenues of over $150 billion. Some of our other clients include six Fortune 100 companies, seven Fortune 200 companies and one Global Fortune 500 company.

Another feature of the AD LIFETM platform is BoomBox®, that delivers content straight to desktops and Internet-enabled devices, and provides managed access for live and on-demand Internet broadcasting and rich media advertising. After considerable thought around the competitive advantages of our offer in a dynamic video content delivery market, we concluded that BoomBox® represents an important component of our strategy as well as a channel for the application of our intellectual property. We believe the market for video content delivery is ready to increase significantly, as all major media companies and content owners of all sizes face increased pressure to monetize their video content to survive. BoomBox® offers an intelligent Broadcast as a Service (BaaS) platform, now newly packaged and designed specifically for marketers and content owners who want to sell, promote, extend and enhance their content through a viral Internet distribution model.

A further feature of the AD LIFETM platform is AD SERVETM (formerly Stream Syndicate) a digital advertising delivery platform that serves rich media and marketing communications to targeted destinations in a compatible, measurable and cost-effective manner. While ad serving is a highly competitive and crowded market, we believe the value of effectively competing is obvious as evidenced by the recent acquisition of AdMob by Google. AD SERVETM is now expanded to complement the AD LIFETM platform for a complete suite of marketing driven technology products and services, and AD SERVETM represents an opportunity to directly apply some of the most valuable claims of our intellectual property.

We believe our mobile marketing solutions together with our patents that are critical to behavioral targeting will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

On August 16, 2010, Augme Technologies, Inc. received US Patent #7,783,721 from the United States Patent and Trademark Office (USPTO) entitled “Method and Code Module for Adding Function to a Web Page.” The patent was filed by the Company on September 4, 2007 and is a continuation of the Company's previously issued patent number 7,269,636. The Company believes that this issuance further establishes Augme as the owner of foundational Internet content targeting technology.

Additionally, on August 10, 2010, Augme Technologies, Inc. received a “Notice of Allowance” from the USPTO for its patent application entitled “Appliance Metaphor for Adding Media Function to a Web Page.” The patent was filed by the company on August 1, 2007 and is continuation of the Company’s previously issued patent number 7,269,636 and the Company expects the patent number and formal patent issuance by the USPTO in its fourth quarter.

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

Revenue Recognition Policy

 Augme will receive ongoing monthly revenue from World Talk Radio, LLC. (“WTR”) where we will receive a percentage of WTR’s revenues into perpetuity. This is based on an agreement that closed in February 2010 resulting from a transaction whereby we transferred the business operation of our Internet Radio services to WTR.  During the three months ended August 31, 2010, we have recognized $91,368.23 in revenue per this agreement

Measuring Fair Value

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

Results of Operations

The discussion of the results of operations compares the quarter ended August 31, 2010 with the quarter ended August 31, 2009, and is not necessarily indicative of the result which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended August 31, 2010 versus August 31, 2009

For the quarter ended August 31, 2010, revenues were $718,717 compared to $39,509 for the quarter ended August 31, 2009. The resulting increase is directly related to the added emphasis on providing mobile media and services.  Production and service delivery costs were $251,711 for the August 31, 2010 quarter compared to $105,760 for the quarter ended August 31, 2009 reflecting additional costs related to human capital in order to facilitate the delivery of the new service oriented philosophy.
Selling, general, and administrative expenses were $2,180,524 for the quarter ended August 31, 2010 compared with $1,106,866 for the quarter ended August 31, 2009, an increase of 97%. The current quarter expense consisted primarily of approximately $799,000 of non-cash stock option expense, and approximately $1,200,000 of other expenses, including payroll, accounting, consulting fees and software development expenses.

Depreciation and amortization expense was $244,257 for the quarter ended August 31, 2010 compared with $205,590 in the quarter ended August 31, 2009. Amortization expense increased to $174,805 for the quarter ended August 31, 2010 compared to $128,785 for the quarter ended August 31, 2009.  Depreciation expense for the quarter ended August 31, 2010 decreased to $69,452 compared to $76,805 for the quarter ended August 31, 2009. The total increase in depreciation and amortization relates to the increased intangible assets associated with the New Aug, LLC acquisition last year.

Interest income was $7 for the three months ended August 31, 2010 versus interest expense of $574 for the quarter ended August 31, 2009.

Gain (loss) on derivative instruments was a loss of $0 for the three months ended August 31, 2010 compared to $63,682 for the quarter ended August 31, 2009.

During the quarter ended August 31, 2010, the Company incurred a net loss of $1,956,340 compared to a net loss of $1,477,262 in the prior year quarter. The $479,078 increase in the net loss is a result of increased expenses, including non-cash expenses, as described above.

Pursuant to accounting rules for discontinued operations, we have included the results for the comparable prior reporting period to present the activity related to the Internet Radio operations as a discontinued operation.  Discontinued operations for the three months ended August 31, 2009 are summarized as follows: Revenues of $671,858; Cost of Revenues at ($149,832); Operating Expenses of ($556,325), giving us a Loss from discontinued operations (before income taxes) of ($34,299).

Six Months Ended August 31, 2010 vs. 2009

For the six months ended August 31, 2010, revenues were $1,005,040 compared to $78,202 for the six months ended August 31, 2009, an increase of 1185%. The increase in overall revenues is due to increased customer demand for our Ad Life platform.

Production and service delivery costs were $485,038 for the six months ended August 31, 2010 compared to $170,761 during the six months ended August 31, 2009 reflecting higher sales volume and higher overall costs related to telecommunications, higher cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Selling, general, and administrative expenses were $3,722,581 for the six months ended August 31, 2010 compared with $1,999,709 for the six months ended August 31, 2009, a change of $1,722,872, or 86%. The change in expense primarily consisted of $1,026,479 of increased non-cash stock option expense,  $962,990 due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development.   Of these administrative expenses, $692,087 of the increase is related to increased staffing and compensation levels in sales and general management, and  $348,065 in professional fees is related to investor relations, accounting, legal, software development, and other consulting fees and other expenses.  Approximately $1,414,000 of the total selling, general, and administrative expenses for the six months ended August 31, 2010 was non-cash in nature versus approximately $1,409,000 for the six months ended August 31, 2009, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of common stock of the Company.

Depreciation and amortization expense was $491,716 for the six months ended August 31, 2010 compared with $361,122 in the comparable 2009 period. Amortization expense increased to $350,025 for the six months ended August 31, 2010 compared to $207,444 for the comparable 2009 period. Depreciation expense for the six months ended August 31, 2010 decreased to $141,691 compared to $153,678 for the six months ended August 31, 2009. The increase in depreciation and amortization relates to the increased capitalization of internal software and for the intangible assets related to the New Aug, LLC; and Radio Pilot acquisitions.

Interest income was $15 for the six months ended August 31, 2010 versus interest expense of $390 for the six months ended August 31, 2009.

Gain (loss) on derivative instruments was a loss of $0 for the six months ended August 31, 2010 compared to a loss of ($548,452) for the six months ended August 31, 2009.

For the six months ended August 31, 2010, the Company incurred a net loss of $3,694,279 compared to a net loss of $3,220,782 in the comparable prior year period.  The $473,497 increase in the net loss is a result of increased direct expenses and increased selling, general and administrative expenses including non-cash expenses, as described above.

Liquidity and Capital Resources

Working capital, which is defined as current assets less current liabilities, decreased by $36,198 to a working capital surplus  of $312,133  as of August 31, 2010 compared to a working capital surplus of $348,331  as of February 28, 2010.  We have utilized our cash resources from the beginning of the year to fund operations.  This was offset by signed investor agreements resulting in a substantial increase in receivables, and also decreased current liabilities through the recognition of deferred revenues.  These results served to increase our working capital surplus.

As of August 31, 2010, we had a cash balance of $350,995 and we used cash of $1,266,578 to fund our operating activities during the six months ended August 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our future cash needs and the effect that changes in economy reflect in the capital markets. Historically, we have had access to capital in the equity markets on an acceptable basis.  Refer to Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”) for discussion of new financing in the period ended August 31, 2010.

As of October 12, 2010 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of August 31, 2010, we had $350,995 in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer), who also serves as our principal financial officer and our Corporate Controller of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer, in both capacities as principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and several of our accounting functions are performed by internal employees with limited oversight by a professional with accounting expertise.  Our Chief Executive Officer is not a Certified Public Accountant.

Beginning in the fourth quarter of the fiscal year ended February 28, 2009, and continuing into the new fiscal year, the Company has taken tangible steps to address certain deficiencies in disclosure controls and procedures.  These steps include adding two new members to the Board of Directors with extensive experience in accounting and financial operations: Shelly Meyers, Chairwoman of the Board and John Devlin, Board Member.   The Company is committed, under Board direction, to ensure that adequate disclosure controls and procedures are in place.  The Company fully intends to remedy our existing control deficiencies, including hiring the necessary personnel, subject to having adequate finances as may be needed to address our internal control weaknesses.

Changes in Internal Controls over Financial Reporting.

Other than as set forth above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tacoda, Inc., AOL, LLC, Time Warner, Inc., and Platform-A, Inc.
In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, alleging infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).  We previously reported this proceeding in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the SEC on July 9, 2010.  We also reported in such Form 10-Q our complaint filed against AOL, LLC in the U.S. District Court, Central District of California, for infringement of our trademark BOOMBOX RADIO and our First Amended Complaint filed against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our word-mark BOOMBOX RADIO, and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Per court order dated April 14, 2009, the case was transferred to the Court where our complaint against Tacoda, Inc. for infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636 is pending.  In our  case against Tacoda, Inc., AOL, LLC, Time Warner, Inc. and Platform-A, Inc., Judge Robert W. Sweet endorsed a letter on August 26, 2010 that was dated August 17, 2010, requesting that the Court assign to Magistrate Judge Ronald L. Ellis the above action for settlement purposes.

Yahoo! Inc.
On November 16, 2009, Augme filed a Complaint against Yahoo! Inc. for patent infringement relating to U.S. Patent Nos. 6,594,691 and 7,269,636, which patents relate to methods and systems for delivery of selected content from a network to a web page visitor.  The matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL.  The remedies available to Augme, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate for the infringement, and costs of the action. We previously reported this proceeding in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the SEC on July 9, 2010

A settlement conference was held on July 28, 2010. An order was issued by Magistrate Judge Elizabeth D. Laporte directing that the parties attending the settlement conference be members of management with full knowledge of the case and full authority to settle. It was also ordered that all proceedings relating to the settlement conference were to be held confidential, that all information disclosed between the parties would be subject to the strict confidentiality requirements of settlement conference practices, and that this confidentiality would carry on subsequent to the meeting.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses and negative cash flows from operations and we may not be profitable in the future.

We had a loss of $1,956,340 for the quarter ended August 31, 2010, a loss of $8,378,499 for the fiscal year ended February 28, 2010, and a loss of $5,325,510 for the fiscal year ended February 28, 2009. We had an accumulated deficit at August 31, 2010 of $31,168,847. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this document do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

Although we have been able to meet our operating requirements since August 31, 2010 and received approximately $500,000 of additional financing, we may need to receive additional capital to continue our operations beyond the next twelve months.

Cash Flow and Capital Availability Risk.

Financing may not be available to us on commercially reasonable terms, if at all. There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs.

Stock Volatility and Securities Litigation Risk.

The trading price of our Common Stock could continue to be subject to wide fluctuations in response to business or other factors, many of which are beyond our control. As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules.

Management Ability to Function as a Team and Lack of Operating History.

There can be no assurance that management will function successfully as a management team to implement our business strategy. Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing and finance.

Future Advertising and Competition in the Mobile Device Market Risk.

Newer technology may render our technology obsolete which would have a material, adverse impact on our business and results of operations. We may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all.

Information Technology, Network and Data Security Risk.

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers.

Partnering Risk.

We rely on certain technology services from third party service providers, and there can be no assurance that these third party service providers will be available to us on acceptable commercial terms or at all.

Investment in Technological Innovation and Regulatory Oversight Risk.

If we fail to invest sufficiently in research and product development, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition. A number of laws and regulations may be adopted with respect to the Internet or other mobile phone services covering issues such as user privacy, “indecent” materials, freedom of expression, pricing content and quality of products and services, taxation, advertising, intellectual property rights and information security. Adoption of any of these regulatory requirements might impact our ability to deliver increasing levels of technology innovation due to the competition for available financial resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Also in June 2010, we had issued a total of 100,000 shares of Common Stock to one institution in lieu of a $100,000 equity investment in the Company. This purchase entitles the institution to 3-year warrants exercisable for an aggregate 50,000 shares of the Registrant's common stock at $1.25 per share. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also in June 2010 as further described on our Current Report on Form 8-K, dated June 15, 2010, we agreed to issue to one individual who is director an initial grant of five-year options to purchase 300,000 shares of our Common Stock at an exercise price of $1.00 per share. Vesting of these options will occur according to the following schedule: 100,000 vested over a one (1) year period starting on June 7, 2010, 100,000 vested over a two-year period starting on June 7, 2010, and 100,000 vested over a three- year period starting on June 7, 2010. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

Also in June 2010, we approved the issuance to two individuals who are former officers of 50,000 options each and another individual who is a new employee 100,000 options to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $1.00 per share, vested fifty-percent immediately upon the date of grant and fifty-percent one-year after the date of grant with a four-year expiration period. The options were issued in connection with the execution of employment separation agreements with us. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

Also in June 2010, we approved the issuance of 1,650,000 warrants to two individuals for providing services to the Company to purchase shares of Common Stock at an exercise price of $1.00 per share.  Of which 150,000 warrants vested immediately and 250,000 warrants vest every ninety days for one year after the date of grant with a five-year expiration period. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

Also in June 2010, we approved the issuance to one institution for 1,750,000 warrants providing services to the Company to purchase shares of Common Stock at an exercise price of $1.75 per share, vested two-thirds immediately upon the date of grant and one-third one-year after the date of grant with a five-year expiration period. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

Also in June 2010, we approved the issuance of 795,000 options to sixteen individuals who are employees of the Company and 600,000 options to two individuals who are directors of the Company to purchase an aggregate of 1,395,000 shares of Common Stock at an exercise price of $1.00 per share, that vest one-third per year from the date of grant with a five-year expiration period. The options are pending issuance from an Incentive Stock Option Plan in formation. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2).

In July 2010, we approved the issuance to seven individuals of which two are directors of ours for 990,345 warrants and one is a director and employee of ours for 761,804 warrants and two are employees of ours for 1,523,608 warrants and one is a former employee of ours for 761,804 warrants and one is a consultant providing services to the Company for 761,804 warrants and one is an institution for 150,000 warrants providing services to the Company to purchase an aggregate of 4,949,365 shares of Common Stock at an exercise price of $1.00 per share, vested fifty-percent immediately upon the date of grant and fifty-percent one-year after the date of grant with a five-year expiration period. The options were issued in connection with the execution of employment separation agreements with us. The shares were issued without registration under the Securities Act in reliance upon the exemptions\ from registration set forth in Section 4(2)..

Also in July 2010, we had pending issuance a total of 500,000 shares of Common Stock to two individuals and two institutions in lieu of a $500,000 equity investment in the Company. This purchase entitles the institution to 3-year warrants exercisable for an aggregate 250,000 shares of the Registrant's common stock at $1.25 per share. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

In August 2010, we issued 55,000 shares of common stock to one institution, which organization represents the shareholders/stakeholders of World Talk Radio, Inc. (acquired by the Company in March, 2007), in order to release to shareholders/stakeholders of World Talk Radio, Inc. certain previously escrowed consideration payable to shareholders/stakeholders of World Talk Radio, Inc. in conjunction with the Company’s previous acquisition of the business of World Talk Radio, Inc. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

Also August 2010, we had pending issuance a total of 1,375,000 shares of Common Stock to thirteen individuals and two institutions in lieu of an aggregate $1,375,000 equity investment in the Company. This purchase entitles the institution to 3-year warrants exercisable for an aggregate 687,500 shares of our common stock at $1.25 per share. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (Filed on July 9, 2010 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.)

3.2	Bylaws, as amended (Filed on April 28, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

10.1	Consulting Agreement between the Company and Andrew Burgess, dated December 7, 2007 (Filed herewith.)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Filed herewith.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: October 13, 2010	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer