Form 10-Q
period 2010-11-30
Augme Technologies, Inc.
filed 2011-01-07
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Large accelerated filer _____	Accelerated filer __X___
Non-accelerated filer _____ (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

As of January 5, 2011 the issuer had 62,408,607 shares of common stock, par value $.0001, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1

AUGME TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$657,584	$1,617,573
Accounts receivable, net of allowance for
doubtful accounts of $74,783and $63,747, respectively	1,073,276	115,747
Stock subscriptions receivable	400,000	-
Prepaid expenses and other current assets	201,848	79,133

Total current assets	2,332,708	1,812,453

Property and equipment net of accumulated depreciation of
$965,453and $733,241, respectively	664,239	464,690
Goodwill	13,106,969	13,106,969
Intangible assets, net of accumulated amortization of
$1,977,392and $1,456,679, respectively	3,932,786	4,442,187
Deposits	27,450	27,450

TOTAL ASSETS	$20,064,152	19,853,749

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,026,121	$879,584
Accrued liabilities	246,458	362,193
Deferred revenue, current	396,160	222,345
Total current liabilities	1,668,739	1,464,122

Long-term deferred revenue	12,930	11,691

Total liabilities	1,681,669	1,475,813

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
61,734,440 and 57,256,750 shares issued and
outstanding, respectively	6,173	5,726
Additional paid-in capital	52,372,736	45,846,778
Accumulated deficit	(33,996,426)	(27,474,568)
Total stockholders' equity	18,382,483	18,377,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,064,152	$19,853,749

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	November 30,	November 30,
	2010	2009
REVENUE	$853,169	$71,132

COST OF REVENUES:
Production and service delivery costs	361,349	28,349

GROSS PROFIT	491,820	42,776

OPERATING EXPENSES:
Selling, general, and administrative	3,064,546	1,297,543
Depreciation and amortization	261,209	280,481

Total operating expenses	3,325,755	1,578,024

LOSS FROM OPERATIONS	(2,833,935)	(1,535,241)

OTHER INCOME
Interest income/(expense)	7	(590)
Loss on derivative instruments	0	(158,588)

LOSS FROM CONTINUING OPERATIONS	(2,833,928)	(1,377,243)

DISCONTINUED OPERATIONS:

LOSS FROM DISCONTINUED OPERATIONS	-	(381,005)

NET LOSS	$(2,833,928)	$(1,758,248)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(.05)	$(.02)
Loss from discontinued operations	$	$(.00)
NET LOSS PER SHARE – basic and diluted	$(.05)	$(.03)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	60,412,028	52,979,068

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Nine Months Ended
	November 30,	November 30,
	2010	2009

REVENUE	$1,858,208	$149,334

COST OF REVENUES:
Production and service delivery costs	846,387	199,110

GROSS PROFIT	1,011,821	(49,781)

OPERATING EXPENSES:
Selling, general, and administrative	6,780,777	3,297,252
Depreciation and amortization	752,925	641,603

Total operating expenses	7,533,702	3,938,855

LOSS FROM OPERATIONS	(6,521,881)	(3,988,631)

OTHER INCOME
Interest income/(expense)	23	(980)
Loss on derivative instruments	0	(389,864)

LOSS FROM CONTINUING OPERATIONS	(6,521,858)	(4,379,475)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(599,555)
LOSS FROM DISCONTINUED OPERATIONS	-	(599,555)

NET LOSS	$(6,521,858)	$(4,979,030)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.11)	$(.02)
Loss from discontinued operations	$	$(.00)
NET LOSS PER SHARE – basic and diluted	$(.11)	$(.07)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	58,549,934	49,347,095

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2010	57,256,750	$5,726	$45,846,778	$(27,474,568)	$18,377,936
Common stock issued for cash for:
Option /Warrants exercise	4,106,579	409	4,279,350		4,279,759
Common stock issued for:
Cashless option exercise	371,111	38	(38)
Employee stock option expense			1,835,962		1,835,962
Warrant expense			410,684		410,684
Net loss				(6,521,858)	(6,521,858)
Balances, November 30, 2010	61,734,440	$6,173	$52,372,736	$(33,996,426)	$18,382,483

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	November 30,		November 30,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(6,521,858)	$(4,979,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		752,925	890,680
Bad debt expense			109,651
Stock option expense		2,246,655	680,657
Stock issued for services			429,617
Stock issued for settlement			285,001
Warrants granted for services			63,258
Loss on derivative instruments			389,864
Changes in operating assets and liabilities:
Receivables		(1,357,529)	478,876
Prepaid expenses and other current assets		(122,715)	(29,013)
Accounts payable and accrued expenses		30,802	(420,038)
Deferred revenue		175,054	(349,948)
Net cash used in operating activities		(4,796,666)	(2,450,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment		(207,271)	(172,413)
Capitalization of Software Development Costs		(235,802)
Purchase of assets from New Aug, LLC			(324,000)
Cash paid for patent defense costs			(185,262)
Net cash used in investing activities		(443,073)	(681,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock		2,261,000	2,049,997
Proceeds received from the exercise of warrants			753,752
Proceeds received from the exercise of stock options		2,018,750	75,750
Payments on related party note payable			(15,574)
Payments on Capital lease obligation			(1,350)
Net cash provided by financing activities		4,279,750	2,862,575

NET CHANGE IN CASH AND CASH EQUIVALENTS		(959,989)	(269,264)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,617,573	374,696
CASH AND CASH EQUIVALENTS, END OF PERIOD		$657,584	$105,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$		$
Income taxes paid		16,752	-
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
Stock issued for New Aug, LLC assets			(13,832,002)
Shares issued for patent defense			443,145
Derivative reclassification to equity			938,334
Stock Issued for Radio Pilot assets			122,000
Note payable issued for purchase of assets	$		$24,215

See accompanying notes to the consolidated financial statements

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

Revenue Recognition Policy

Upon completion and execution of a Master Service Agreement or Statement of Work (the "SOW") is booked into the accounting system. If the SOW is to be completed in 1 year the entry is Debit Accounts receivable and credit deferred revenue in current assets and liabilities, respectively. If the SOW extends over a year then the short term portion, less than a year is booked as short term and the long term portion or over a year is booked as such.

Revenue is recognized and reclassified from Deferred revenue to current period income depending on the type of revenue. Implementation and set up fees are bookedupon signature or upon mobilization to start work on the project. Campaign fees are incurred monthly and recognized over the term of the contract. Software license fees are recognized over the term of the SOW on a prorate basis.

NOTE 2 – EQUITY TRANSACTIONS

COMMON STOCK:

During the nine months ended November 30, 2010, Augme completed the following common stock transactions:

Issued 50,000 common shares in connection with the exercise of options for $12,500.

Issued 170,227 common shares in connection with the cashless exercise of options.

Issued 225,000 common shares in connection with an employment agreement.

Issued 937,500 common shares and had 1,062,500 common shares pending issuance in connection with a private placement financing of unaffiliated individuals and investors.

Issued 1,000,000 common shares in connection with a private placement financing to both affiliated and unaffiliated individuals and entities.

Issued 300,000 common shares in connection with the exercise of options for $186,000 to an ex-officer of the Company.

Issued 56,522 common shares in connection with the exercise of a warrant to an unaffiliated individual.

STOCK OPTIONS:

As of November 30, 2010, there was $8,116,774 of unamortized stock option expense, which is expected to be amortized through February 2016.

The summary of activity for Augme's stock options is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at February 28, 2010	5,258,415	$1.51
Granted	7,399,333	1.79
Exercised	(530,227)	$0.59
Forfeited	(100,000)	$0.25
Cancelled/Expired	(140,428)	$0.25
Options outstanding at November 30, 2010	11,887,093	$1.54
Options exercisable at November 30, 2010	4,490,164	$1.54

Exercise price per share of options outstanding	$0.25-3.90

Weighted average remaining contractual lives	4.42

The intrinsic value of the exercisable options at November 30, 2010 was $4,769,155.

WARRANTS:

As of November 30, 2010 there was $1,609,209 of unamortized expense, which is expected to be expensed through November 2013.

The summary of activity for Augme's warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants outstanding at February 28, 2010	5,663,011	$1.60
Granted	9,699,365	$0.88
Cancelled/Expired	(1,600,178)	$1.26
Warrants Exercised	(56,522)	$1.15
Warrants outstanding at November 30, 2010	13,705,676	$1.38
Warrants exercisable at November 30, 2010	13,518,019	$1.38

Price per share of warrants outstanding	$0.50-4.00

Weighted average remaining contractual lives	3.42

The intrinsic value of the exercisable warrants at November 30, 2010 was $15,215,326.

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

Pursuant to accounting rules for discontinued operations, we have included the results for the comparable prior reporting period to present the activity related to the Internet Radio operations as a discontinued operation.  Discontinued operations for the three months ended November 30, 2009 are summarized as follows:

For the Quarter Ended
November 30, 2009
Revenues	$312,002

Cost of revenues	168,075
Operating expenses	524,932

Income (loss) from discontinued operations before income taxes	$(381,005)

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

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and New Aug, LLC for the nine months ended November 30, 2010 giving effect to the merger as if it occurred on March 1, 2009:

Nine Months Ended November 30
2010

Pro forma revenues	$78,614
Pro forma net loss	(1,627,901)
Pro forma weighted average common shares	49,266,301
Pro forma basic and diluted net loss per share	$(0.03)

NOTE 5 – SUBSEQUENT EVENTS

In December 2010, we issued 752,727 restricted common shares to one individual that exercised 1,500,000 cashless warrants. The shares are subject to a 6 month lock up provision, followed by a ensuing sale restriction of 50,000 shares per month for the following 6 months.

In January 2011, we received approximately $2,346,208 for the exercise of 1,388,667 warrants. We have issued 666,667 restricted common shares to one institution and have pending issuance 732,000 restricted common shares to five individuals and two institutions.

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

With the disposition of the Internet Radio operations effective December 31, 2009, we are managing two newly defined operating divisions in the high growth markets of mobile marketing (AD LIFETM) and Augme Mobile Health (AMH). These two divisions are branded under “Augme” – derived from the verb Augment: to make something greater by adding to it. The Augme branded portfolio offers products and services based upon marketing driven technology platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices.

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

We provide interactive media marketing platforms that enable marketers and advertising agencies to integrate brands, promotions, video, and other digital content through the Internet and mobile communications. Our intuitive new media marketing platforms give companies the control they need to quickly create, deploy and measure rich-media, interactive marketing campaigns across all networks and devices.  We believe our integrated, easy-to-use, end-to-end platform is the most extensive mobile marketing and advertising campaign management platform in the industry. Campaigns built on our marketing platforms condense the customer loyalty cycle by delivering personalized brand experience to customers where they work, play and live. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme Technologies was founded in 1999 and is based in New York, New York.

Our AD LIFE platform enables Internet video broadcasting, Internet advertising, and mobile marketing. AD LIFE provides marketers, brands, and advertising agencies the ability to create, deliver, manage, and track interactive marketing campaigns aimed at mobile consumers regardless of network, operating system, or device type. Our products and services include: website mobilization, content rendering, mobile campaign management, ad serving, data analytics and tracking, as well as content distribution, among other services.

We currently employ over 50 people including an internal direct sales team of ten. In addition, we also maintain an indirect sales network of over 500 through channel partnerships with Graphic Packaging, News Corp’s News America Marketing, Clear Channel Outdoor, and Inmar. We have an expanding marquee customer base including a growing list of 23 Fortune 500 companies in the Healthcare, Pharmaceutical, and Consumer Package Goods industries, among others.  We also own four patents, which are the basis of ongoing patent infringement suits in which we have perused over 200 identified possible infringer’s including Yahoo! and America Online.

Currently, we generate revenue by providing mobile marketing services through our AD LIFE platform. The majority of our sales are driven by individual campaign fees, which usually include various levels of recurring fees throughout each campaign’s term.  Although we generated revenues of just over $1.0 million during the first six months of our fiscal year ending 2011, we believe our progress made with acquiring a marquee list of customers and developing valuable partnerships will drive significant growth. We forecasted that revenues should exceed $12.0 million during the next twelve months, based on an estimate that approximately 50% of current bookings will convert into revenues within that period of time.  We are currently doing business with three of the world’s top ten pharmaceutical companies that have combined net revenues of over $150 billion. Some of our other clients include three Fortune 100 companies, six Fortune 200 companies and three Global Fortune 500 companies.

Our Solution

Our proprietary AD LIFE platform allows our customers to conduct highly targeted and measurable campaigns and addresses many of the current challenges with mobile marketing and advertising by delivering the following benefits:

Our Augme Mobile Marketing division offers AD LIFE, an interactive platform to provide marketers, brands, and advertising agencies the ability to create, deliver, manage, and track interactive marketing campaigns targeting mobile consumers through print advertising channels.  AD LIFE offers the only end-to-end mobile solution that allows brands a scalable, centralized execution and reporting platform.  More importantly, AD LIFE solves numerous mobile complications using the only content rendering and device detection patents in the industry.   Our patents allow us to provide our clients a full suite of mobile marketing services, thus providing an end-to-end mobile campaign management software system.  Our AD LIFE platform delivers the following benefits to our customers:

•	Device recognition technology formats traditional digital assets into content that can be viewed on virtually any mobile device regardless of operating system or network provider;
•
Our open architecture offers the widest variety of Consumer Response Tags (“CRTs”) in the market today, including SMS, 2D codes, Logo, and Audio recognition, these CRTs allow consumers to use their mobile devices to easily and instantly access on-demand digital content;

•
Ability to measure campaign effectiveness using data analysis gathered and processed using proprietary techniques, these key metrics and results of client campaigns including demographic and behavioral data;

•	Integration with brands’ existing ERP and CRM systems provides the ability to optimize campaigns and fulfillment;

•	Our software platform enables our customers to implement mobile campaigns in a short time frame, typically 10-20 days and is significantly more cost effective than sourcing technology;

•	Provides brands with centralized database and access to over 120 million consumer data records.

Additionally, our platform allows our customers the ability to deliver content to any mobile network, operating system or device, regardless of how the device landscape changes. This ensures that brands, have the capacity to reach 100% of any intended marketplace for their messaging, whether through text, quality resolution code, or other means.

Our Strategy

Our strategy is to be the leading provider of mobile marketing and advertising solutions globally across multiple media types and channels. The principal elements of our strategy are to:

•	Capitalize upon our existing patented technology to further develop new product innovations and licensing opportunities;

•	Deepen our existing and add new strategic, customer relationships as our markets expand;

•	Enhance our platform by addressing technology shifts in mobile devices and computing;

•	Continue global expansion and pursuer strategic partnerships and acquisitions;

•	Focus on earned versus paid media using engagement-based techniques and behavioral targeting;

•	Continue to transition and proliferate into a software-as-a-service business model.

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

On November 9, 2010, US Patent #7,831,690 was issued to us by the United States Patent and Trademark Office (“USPTO”) entitled "Appliance Metaphor for adding Media Function to a Web Page." This patent was filed by Augme on August 3, 2007 and its issuance further establishes us as the owner of foundational Internet content targeting technology.

The claims of the ‘690 patent define our technology that enables content targeting by publishers of Internet and mobile web destinations.

The newly issued patent claims provide ownership of:

•	Technology that adds content customization capability to a web page;

•	Technology that allows any device, network appliance, or browser to receive an optimized service response automatically; and

•	A service delivery of a consumer targeted response formed by a server system and customized in response to information about a web page .

Our solutions are supported by our intellectual property portfolio, and we now owns four patents and have additional patents pending with the United States Patent & Trademark Office (“USPTO”). The patents contain a broad range of claims covering our proprietary technologies and products.  We also own four trademarks protecting the names of its products and identity in the marketplace.

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

Revenue Recognition Policy

Upon completion and execution of a Master Service Agreement or Statement of Work (the "SOW") is booked into the accounting system. If the SOW is to be completed in 1 year, the entry is Debit Accounts receivable and credit deferred revenue in current assets and liabilities, respectively. If the SOW extends over a year then the short term portion, less than a year is booked as short term and the long term portion or over a year is booked as such.

Revenue is recognized and reclassified from Deferred revenue to current period income depending on the type of revenue. Implementation and set up fees are bookedupon signature or upon mobilization to start work on the project. Campaign fees are incurred monthly and recognized over the term of the contract. Software license fees are recognized over the term of the SOW on a prorate basis.

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

Results of Operations

The discussion of the results of operations compares the quarter ended November 30, 2010 with the quarter ended November 30, 2009, and is not necessarily indicative of the result which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended November 30, 2010 versus November 30, 2009

For the quarter ended November 30, 2010, revenues were $853,169 compared to $71,132 for the quarter ended November 30, 2009. The resulting increase is directly related to the added emphasis on providing mobile media marketing and services.  Production and service delivery costs were $361,349 for the November 30, 2010 quarter compared to 28,349 for the quarter ended November 30, 2009 reflecting additional costs related to human resources in order to facilitate the delivery of the new service oriented philosophy.
Selling, general, and administrative expenses were $3,064,546 for the quarter ended November 30, 2010 compared with $1,297,543 for the quarter ended November 30, 2009, an increase of 136%. The current quarter expense consisted primarily of approximately $832,358 of non-cash stock option expense, and approximately $2,232,188 of expenses, including payroll, accounting, consulting fees and software development expenses.  Professional services costs (“Professional Fees”) comprise a major percentage of the costs in the approximate amount of $991,743 in the aggregate.

Depreciation and amortization expense was $261,209 for the quarter ended November 30, 2010 compared with $280,481 in the quarter ended November 30, 2009. Amortization expense decreased to $170,688 for the quarter ended November 30, 2010 compared to $194,164 for the quarter ended November 30, 2009.  Depreciation expense for the quarter ended November 30, 2010 increased to $90,521 compared to $86,317 for the quarter ended November 30, 2009. The total change in depreciation and amortization relates to the change in intangible assets associated with the New Aug, LLC acquisition last year.

Interest income was $7 for the three months ended November 30, 2010 versus interest expense of $590 for the quarter ended November 30, 2009.

The Gain (loss) on derivative instruments was $0 for the three months ended November 30, 2010 compared to $158,588 for the quarter ended November 30, 2009.

During the quarter ended November 30, 2010, the Company incurred a net loss of $2,833,928 compared to a net loss of $1,758,248 in the prior year quarter. The $1,075,680 increase in the net loss is a result of increased expenses, including non-cash expenses, and increased professional fees, as described above.

Pursuant to accounting rules for discontinued operations, we have included the results for the comparable prior reporting period to present the activity related to the Internet Radio operations as a discontinued operation.  Discontinued operations for the three months ended November 30, 2009 are summarized as follows: Revenues of $312,002; Cost of Revenues at ($168,075); Operating Expenses of ($524,932), giving us a Loss from discontinued operations (before income taxes) of ($381,005).

Nine Months Ended November 30, 2010 versus 2009

For the nine months ended November 30, 2010, revenues were $1,858,208 compared to $149,334 for the nine months ended November 30, 2009, an increase of 1144%. The increase in overall revenues is due to increased customer demand for our Ad Life platform. Deferred Revenue increased to $409,090 for the period ended November 30, 2010 from $234,036 for the period ended February 28, 2010.

Production and service delivery costs were $846,387 for the nine months ended November 30, 2010  compared to $199,110 during the nine months ended November 30, 2009 reflecting higher sales volume and higher overall costs related to telecommunications, higher cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Selling, general, and administrative expenses were $6,780,777 for the nine months ended November 30, 2010 compared with $3,297,252 for the nine months ended November 30, 2009, a change of 3,483,525, or 106%.   Professional services costs (“Professional Fees”) comprise a major percentage of the costs in the approximate amount of $1,718,783 in the aggregate.

The change in expense primarily consisted of $1,641,483 of increased non-cash stock option expense,  $1,842,042 due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development.   Of these administrative expenses, $1,219,658 of the increase is related to increased staffing and compensation levels in sales and general management, and  $622,384 in professional fees is related to investor relations, accounting, legal, software development, and other consulting fees and other expenses.

Approximately $2,246,655 of the total selling, general, and administrative expenses for the nine months ended November 30, 2010 was non-cash in nature versus approximately $605,172 for the nine months ended November 30, 2009, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of common stock of the Company.

Depreciation and amortization expense was $752,925 for the nine months ended November 30, 2010 compared with $641,603 in the comparable 2009 period. Amortization expense increased to $520,713 for the nine months ended November 30, 2010 compared to $401,608 for the comparable 2009 period. Depreciation expense for the nine months ended November 30, 2010 decreased to $232,212 compared to $239,995 for the nine months ended November 30, 2009. The net result of changes in depreciation and amortization relate to the increased capitalization of internal software and for the intangible assets related to the New Aug, LLC; and Radio Pilot acquisitions.

Interest income was $23 for the nine months ended September 30, 2010 versus interest expense of $980 for the nine months ended November 30, 2009.

The loss on derivative instruments was $0 for the nine months ended November 30, 2010 compared to a loss of $389,864 for the nine months ended September 30, 2009.

For the nine months ended November 30, 2010, the Company incurred a net loss of $6,521,858 compared to a net loss of $4,979,030 in the comparable prior year period.  The $1,542,828 increase in the net loss is a result of increased direct expenses and increased selling, general and administrative expenses including non-cash expenses and Professional Fees, as described above.

Liquidity and Capital Resources

Working capital, which is defined as current assets less current liabilities, increased by $315,638 to a working capital surplus  of $663,969 as of November 30, 2010 compared to a working capital surplus of $348,331 as of February 28, 2010.  We have utilized our cash resources from the beginning of the year to fund operations.  This was offset by signed investor agreements resulting in a substantial increase in receivables, and also decreased current liabilities through the recognition of deferred revenues.  These results served to increase our working capital surplus.

As of November 30, 2010, we had a cash balance of $657,584 and we used cash of $959,989 to fund our operating activities during the nine months ended November 30, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our future cash needs and the effect that changes in economy reflect in the capital markets. Historically, we have had access to capital in the equity markets on an acceptable basis.  Refer to Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”) for discussion of new financing in the period ended November 30, 2010.

As of January 5, 2011 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of November 30, 2010, we had $657,584 in cash and cash equivalents including short-term investments purchased with original maturities of three months or less. Due to the short duration of these financial instruments, we do not expect that a change in interest rates would result in any material loss to our investment portfolio.

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

Changes in Internal Controls over Financial Reporting.

Other than as set forth above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 28, 2010, a mediation hearing was held before Magistrate Judge Ronald L. Ellis. It was also ordered that all proceedings relating to the mediation hearing were to be held confidential, that all information disclosed between the parties would be subject to the strict confidentiality requirements of mediation hearing practices, and that this confidentiality would carry on subsequent to the meeting.

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

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California. On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice. On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims and to join WorldTalk Radio, LLC as a Counterclaim Defendant. Augme denies that any merit exists with respect to these counterclaims and will continue to pursue the prosecution of Yahoo!'s infringement against the Company's patent claims.

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

We had a loss of $6,521,858 for the nine months ended November 30, 2010, a loss of $8,378,499 for the fiscal year ended February 28, 2010, and a loss of $5,325,510 for the fiscal year ended February 28, 2009. We had an accumulated deficit at November 30, 2010 of $33,996,426. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements included elsewhere in this document do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, developing and expanding our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

Although we have been able to meet our operating requirements since November 30, 2010 and received approximately $2,250,000 of additional financing, we may need to receive additional capital to continue our operations beyond the next twelve months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2010, we had pending issuance a total of 1,000,000 shares of Common Stock to fourteen individuals and two institutions in lieu of an aggregate $2,000,000 equity investment in the Company. This purchase entitles the institution to 3-year warrants exercisable for an aggregate 500,000 shares of our common stock at $2.50 per share. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things. As of November 30, 2010 we had collected $1,600,000 and had $400,000 of stock subcriptions receivable. All of the stock subcriptions receivable were received in early December 2010. The shares were issued without registration under the Securities Act in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D. We based such reliance upon factual representations by the recipients of the shares to us regarding their investment interest and sophistication, among other things.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (Filed on July 9, 2010 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.)

3.2	Bylaws, as amended (Filed on April 28, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

10.1	Form of Subscription Agreement for the August 31, 2010 financing (Filed on September 3, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

10.2	Form of Warrant for the August 31, 2010 financing (Filed on September 3, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

10.3	Form of Subscription Agreement for the November 30, 2010 financing (Filed on December 1, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

10.4	Form of Warrant for the November 30, 2010 financing (Filed on December 1, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer (Filed herewith.)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer (Filed herewith.)

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (Filed herewith.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: January 7, 2011	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer