Form 10-K
period 2011-02-28
Augme Technologies, Inc.
filed 2011-05-16
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to ____________________

Commission file number 333-57818

Augme Technologies, Inc.
(Name of issuer in its charter)

Delaware	20-0122076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43 West 24th Street, 11th Floor
New York, NY 10010
(Address of principal executive offices, including zip code)

(855) 423-5433
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the OTC Bulletin Board on August 31, 2010 was $1.23 per share and was last sold on the OTC Bulletin Board on May 12, 2010 at a price of $3.41 per share.

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, on May 13, 2011 was 69,808,604.

DOCUMENTS INCORPORATED BY REFERENCE

None

Augme Technologies, Inc.
Form 10-K for the Year Ended February 28, 2011

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Augme Technologies, Inc., provides strategic services and mobile technology to leading consumer and healthcare brands. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that are believed to be a foundational component of behavioral targeting – the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Augme’s AD LIFE™ mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs. Through the use of consumer response tags (CRTs) such as 2D codes, UPC codes, SMS, and image recognition, AD LIFE™ facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE™ solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics. Augme has only one business segment, AD LIFE™ and is headquartered in New York City.

AD LIFE™ - Mobile Marketing

AD LIFE™ is our interactive software-as-a-service (“SaaS”) platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels.

Mobile phones are a way of life. There are over 240 million cell phone subscribers in the United States out of a total population of over 300 million. Each cell phone user is a “mobile consumer” – exposed to an average of over 80,000 ad impressions annually that could be augmented by interactive mobile marketing messages. Meanwhile, over $150 billion is spent annually in the US on traditional print marketing media across six major channels: magazine, point-of-purchase, newspaper, free standing inserts (“FSI”), out-of-home, and direct mail. Packaging also has become a recognized marketing medium, as consumer packaged goods companies are increasingly leveraging the package as a means to communicate with consumers.

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

The competitive landscape for mobile marketing applications and services has historically been highly fragmented, comprised of mostly niche providers offering specific components of the technology and services required for the implementation of a complete mobile marketing campaign. Recently, we have seen noticeable progress by our mobile marketing competitors. Venture capital and private equity financing is aggressively moving into our space, bringing significant capital to consolidate small niche players into more comprehensive competitive threats. What was for a long time a very fragmented mobile marketing industry is quickly consolidating to create new and more formidable competitors. We believe AD LIFE™ maintains a time-to-market advantage with our strategic vision, our integrated and comprehensive technology platform, and our sales strategy.  We are delivering service to some of the largest consumer product and pharmaceutical brands, and we continue to build out our channel partner strategy with media purveyors and ad agencies across multiple industries.

AD LIFE™ enables marketers, brands, and advertising agencies to easily create, deliver, manage, and track interactive mobile marketing campaigns through a comprehensive web portal with four fully integrated and forward thinking components as described below:

Consumer Response: Turnkey tools to create and assign consumer response tags (“CRTs”) that allow consumers to use their mobile phone to easily and instantly access on-demand digital content. Augme Mobile’s open architecture offers a wide variety of CRTs in the market today, including SMS, 2D codes, logo, and audio recognition.

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

Promotional Partnerships: AD LIFE™ provides access to pre-negotiated and readily available branded content to complement existing promotions. These include rebates and coupons that operate through a partnership with one of the nation’s leading promotions transaction settlement providers, and many additional applications and services fully integrated with leading technology and service partners.

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

Intellectual Property Summary

Augme’s patent portfolio that is described below is foundational to the methods utilized in two primary types of Mobile Internet operations providing:

1. Device detection and mobile content rendering
2. Customized content & mobile advertising delivery

Central to the growth being experienced and projected within Augme’s marketing technology businesses is the fact that the Internet enabled “Smartphone”  has become a leading driver of growth in Internet traffic and utilization by consumers. Due to that explosive growth, publishers are refocusing to reach consumers through mobile websites and initiatives. One example of the effect of adding computers to cellular phones is the phenomenal growth of Apple’s mobile software applications market in addition to those “application” communities that have been cultivated by Google with its Android, Blackberry, and Microsoft as well as others. This market has been brought about by the presence of the foundational mobile broadband Internet infrastructure and mobile device advancements. In fact, the cellular phone has been augmented with mobile computers complete with processors, Internet browsers, operating systems and even software applications. The problem that Augme’s products provide real time mobile customized content delivery, enabling richer and more functional content to reach end users. The additional claims of patents we were issued in 2010 and the investment in our enforcement efforts during 2010 have set the stage for both our 2011 Enterprise Software as a Service (SaaS) licensing strategy and non-litigation license enforcement strategy.   The hyper-growth in the mobile marketing space, the rapid consumer adoption of “Smartphone”, continued focus on intellectual property expansion, and IP enforcement are 2011 initiatives already underway.

We believe that growth in the mobile Internet market space may enhance our patent enforcement initiative because it has contributed to the creation of an emerging group of companies that have developed revenue streams that are dependent on technology that we believe is infringing on Augme’s patents. Augme’s inventions have solved device, infrastructure and customized content distribution problems facing Internet publishers in 1999. Now in 2011, well within the coverage of the patent protection, the identical problems are repeating in the mobile Internet and we believe that Augme’s inventions again present the solution for mobile Internet publishers and service providers. We believe that the growing number of market entries by highly capitalized companies and the highly sought after massive consumer audience emerging on the mobile Internet makes it likely that infringement of our patents is occurring. Companies that implement and monetize their solutions may have developed revenue streams subject to licensing and infringement damages by Augme.

The establishment of “Smartphones”, tablets, and mobile devices as the leading growth driver of Internet utilization by consumers has given rise to mobile Internet web pages that we believe have embedded Augme’s patented system. Augme’s system is used to achieve compatible content delivery to a wide array of mobile devices over mobile Internet networks as well as consumer targeted content delivery. In order to accommodate the various screen sizes, operating systems and Internet connectivity levels of mobile users, we believe that publishers use Augme’s invention to embed a small universally compatible first code module into the mobile webpage. The subsequent method patented by Augme allows for a customized service response targeted to an individual mobile user device, mobile Internet network environment, and preferences. We believe that Augme’s system is the state-of-art solution for both the mobile and Internet publishers.

Augme's solutions are supported by its intellectual property portfolio, and the Company now owns four patents and has additional patents pending with the United States Patent & Trademark Office ("USPTO"). The patents contain a broad range of claims covering the Company's proprietary technologies and products. Augme also owns six trademarks protecting the names of its products and identity in the marketplace.

Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents.  The Augme patents teach technical methods/systems enabling the dynamic customization of Web pages based upon user (Web site visitor) information (such as browser type, geographic location, behavioral data, etc.).  US Patent No. 6,594,691 (the “’691 Patent”) was issued on July 15, 2003, and is titled “Method and System for Adding Function to a Webpage.”  US. Patent No. 7,269,636 (the “’636 Patent”) was issued on September 11, 2007, and is titled “Method and Code Module for Adding Function to a Webpage.” The ‘636 Patent is a continuation patent based on the ‘691 Patent and incorporates claims that reflect how concepts from the ‘691 Patent are implemented in state-of-the-art delivery infrastructure and delivery practices seen in the marketplace today. US Patent No. 7,783,721 entitled "Method and Code Module for Adding Function to a Webpage” was issued August 24, 2010. The software device that is patented enables Internet and mobile websites to be delivered with customized content that is tailored to any end-user’s network-enabled device.  The customization being performed by the software device is achieved by automatically gathering information about the user’s device, browser and other information provided from the content of the Web page containing the patented technology.

US Patent No. 7,831,690 (the “’690 Patent”) entitled "Appliance Metaphor for adding Media Function to a Web Page” was issued November 9, 2010.  This technology enables content targeting by publishers of Internet and mobile web destinations and adds content customization capability to a web page that allows any device, network appliance, or browser to receive an optimized service response automatically with a service delivery of a consumer targeted response formed by a server system and customized in response to information about a web page.

The claims of the ‘690 patent define Augme's technology that enables content targeting by publishers of Internet and mobile web destinations. The newly issued patent claims provide ownership of: technology that adds content customization capability to a web page; technology that allows any device, network appliance, or browser to receive an optimized service response automatically; and a service delivery of a consumer targeted response formed by a server system and customized in response to information about a web page. We intend to continue our efforts to monetize and enforce our intellectual property rights.

The Company believes that the issuances of these patents further establish Augme as the owner of foundational Internet content targeting technology. We believe these issuances provide further validation of our Company’s core technology and increase our patent claims in key new areas for our business operations and enforcement strategy. These new patents are being further assessed and maximized to contribute to the overall valuation of the Augme portfolio. Augme has focused on growing its intellectual property portfolio and managed in 2010 to double the size of our patent portfolio through a direct and measured effort. These new patented claims provide ownership of our technology inventions within the mobile network and Internet appliance applications.

The Augme patents teach a two-code-module system that enables any networked content to be customized based on end-user criteria. The Augme patents thus enable a single Webpage (traditional Internet and mobile Web) to have an infinite number of tailored service responses that allow Webpage visitors to receive content that is customized to the user’s unique computing environment, connectivity, bandwidth level, geographic location, gender, age, or any other information about the Web page visitor (targeting criteria) such as behavioral marketing data.  Augme’s two-code-module Web page customization process has widespread application in the fields of targeted advertising, e-commerce, mobile marketing/advertising and other customized content delivery operations.

Augme’s patented methods and systems use Web browsers that adhere to the standards for Hypertext Transfer Protocol (HTTP) and add function to a Web page through an easily distributed software code module.  The method and system deliver responses to client (computer user) browser requests that are customized based upon visitor information and preferences.  When a Webpage is downloaded, the technology automatically executes a first code module embedded in the Webpage.  The first code module issues a first command to retrieve a second code module, via a network connection, from a server system.  Then, a second code module is assembled based upon the visitor information.  Finally, the assembled second code module, with a service response, is returned to the visitor’s browser, where, upon execution, the response is rendered on the visitor’s processor platform (computer).

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

According to Forrester Research, August 2010, mobile marketing is projected to be the fastest growing sector in the United States Interactive Marketing Spend, from 2009 to 2014, growing from $391 million to $1.27 billion or a 27% compound annual growth rate, (“CAGR”).  Behavioral targeted advertising or “Display Advertising” is expected to grow from $7.82 billion in 2009 to $16.9 billion in 2014, a 17% CAGR. US Interactive Marketing Spend, from 2009 to 2014 as a whole is expected to more than double from $25.57 billion in 2009 to $54.95 billion in 2014.

Augme is engaged in several legal disputes with companies that Augme alleges are infringing the Augme patent portfolio.  Currently pending patent infringement lawsuits and related matters are described in the section of this document titled “Legal Proceedings”.

Augme’s patents are an integral and foundational component of Augme’s technology platforms and services as well as providing potential for attractive partnership opportunities with third parties who have been identified to license the technology within prescribed market verticals.  As Augme works to attain legal victories in currently pending patent infringement lawsuits, it is also pursuing certain strategic licensing arrangements with companies that Augme has identified as using Augme’s patented methods and processes.  In addition, Augme is obtaining organic licenses through Augme’s clients’ use of Augme’s core technology platforms.

In an effort to support Augme’s future business strategy, and in conjunction with the repositioning of other corporate assets earlier in fiscal year 2010, Augme disposed of certain tangible and intangible assets and certain liabilities and transferred certain obligations related to Internet radio services. This transaction, effective December 31, 2009, transferred the business operations of our Internet radio services to World Talk Radio, LLC (“WTR”), an Arizona based limited liability company owned and operated by VoiceAmerica.

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

(i)	January 1, 2010 through March 31, 2010 – 5% of gross revenue

(ii)	April 1, 2010 through June 30, 2010 – 10% of gross revenue

(iii)	July 1, 2010 through June 30, 2015 – 15% of gross revenue

(iii)	July 1, 2016 and after – 5% of gross revenue

The Augme branded portfolio offers products and services based upon marketing driven technology platforms that enhance the delivery of marketing communications through intelligent distribution to all Internet-enabled devices. The current (FY2012) business strategy is primarily focused on generating near-term revenue from AD LIFE™.  Augme provides strategic services and mobile technology to leading consumer and healthcare brands. Augme's AD LIFE™ mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs. Through the use of consumer response tags (CRTs) such as 2D codes, UPC codes, SMS, and Image Recognition, AD LIFE™ facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation Software as a Service, (“SaaS”), AD LIFE™ solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics. In addition to AD LIFE™, Augme owns and licenses the digital broadcast platform BOOMBOX®. Augme does not currently deploy BOOMBOX® technology within our AD LIFE™ mobile marketing platform. We believe these revenue producing efforts together with our patents essential to behavioral targeting will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

Effective December 17, 2010, we executed a Non-Exclusive License Agreement, (the “Agreement”), that granted to the Licensee solely within the Territory and within the Field of Use (as defined below), a non-exclusive, non-sub licensable, non-transferable and non-assignable license agreement with XA, The Experimental Agency, Inc., (“XA” or “Licensee”) that includes; the "Licensed Patents & Trademark", that refers to U.S. Patent Nos. 6,594,691 entitled ("Method and System for Adding Function to a Web Page") (the "’691 Patent"); and 7,269,636 entitled ("Method and Code Module for Adding Function to a Web Page") (the "’636 Patent"); and 7,783,721 entitled ("Method and Code Module for Adding Function to a Webpage"); and 7,831,690 (the “’690 Patent”) entitled (“Appliance Metaphor For Adding Media Function To A Web Page”), (the “Licensed Patents”) and a release with respect to any other patents of this family of patents owned or controlled by Augme or its affiliates that XA needs to use or practice the claims of the '691 Patent, '636 Patent, ‘721 Patent, and ‘690 Patent within it’s management and operation of BoomBox® the Internet Broadcasting Platform; and the trademark registration No. 3,668,343 for BoomBox® Trademark Issued On August 18, 2009.

The Licensed Patents may be incorporated by Licensee into Licensee Products or Services within the Field of Use ("BoomBox Products or Services") as an enhancement thereto solely in the Field of Use for use by end user customers of Licensee ("End User(s)"). Licensee will not make available to any End User any BoomBox Products or Services unless the End User executes a written agreement, in a form acceptable to Augme, specifying that (i) End User obtains no property rights to the Licensed Patents by virtue of such use of the BoomBox Products or Services; and (ii) End User's use of the Licensed Patents is restricted to its use of the BoomBox Products or Services within the Territory and will not extend beyond the term of the Agreement.

For each calendar quarter, Licensee shall owe Augme royalties equal to ten percent (10%) of Gross Revenue generated from the sale of BoomBox Products & Services under the Agreement.  To date, the Agreement has not produced any revenues to us.

“Licensee” means XA, The Experimental Agency, Inc.

"Field of Use" means utilization of the above mentioned patents and trademark ONLY within the management and operation of BoomBox® the Internet Broadcasting Platform in the following business markets; event, entertainment, marketing, e-learning and corporate communications.

"Territory” means the fifty states of the United States and the District of Columbia.

Employees

As of May 13, 2011 Augme has 50 employees that includes executive management, legal, accounting, administration, sales (including channel management), client services, technology development and IT infrastructure management, technical administration and implementation. We have no labor union contracts and believe relations with our employees are satisfactory.

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

ITEM 1A.  RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements.

We incurred a net loss from operations for the last three fiscal years.  We cannot assure you that we will ever be profitable.

Our net loss from operations has increased for each of the last three fiscal years, from $4,910,333 to $6,574,960 to $12,478,202 for the fiscal years ending February 28, 2009, 2010 and 2011, respectively.  For the last fiscal year ended February 28, 2011, we had negative operating cash flows of $5,908,423.  Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.  The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties.  Furthermore, developing and expanding our business will require significant additional capital and other expenditures.  Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

Even though we recently completed a $9 million financing, we are likely to need additional financing from time-to-time in order to continue our operations.  Financing may not be available to us when we need it.

Although we recently completed a $9 million financing, we anticipate that, in the future, we may need additional financing to continue our operations.  Financing may not be available to us on commercially reasonable terms, if at all, when we need it.  There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs.

Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations and net worth.

           Pursuant to accounting principles generally accepted in the United States, we are required to annually assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in such factors and conditions. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable.

           Our 2011 and 2010 annual impairment testing indicated no impairment of our goodwill or intangible assets.  Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Ad Life mobile marketing business segment could trigger future impairment in that segment.  We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.

The trading price of our common stock is subject to wide fluctuations.  We are also subject to the “penny stock rules”.  Both of these factors make any investment in our securities risky.

The trading price of our common stock is, and it may continue to be, subject to wide fluctuations in response to business or other factors, many of which are beyond our control.  As long as the trading price of our common shares is below $5 per share, the trading of our common shares will be subject to the “penny stock” rules.  Both of these factors make any investment in our securities risky.

We had management changes beginning in June 2010.  We cannot assure you that our new management has the ability to function as a team.

In June 2010 our Chief Executive Officer was replaced and since that date other officers and directors have resigned or been replaced.  There can be no assurance that our new management team will function together successfully to implement our business strategy.  Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing and finance.

Future advertising and competition in the mobile device market may render our technology obsolete.  If that were to happen, it would have a material, adverse effect on our business and results of operations.

Newer technology may render our technology obsolete which would have a material, adverse effect on our business and results of operations.  We may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all.

Information technology, network and data security risks could harm our business.

Our business faces security risks.  Our failure to adequately address these risks could have an adverse effect on our business and reputation.  Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers.

We rely on third parties to provide services to us.  If we were to lose the services of these providers, we may not be able to find other providers who are as cost effective.  This could harm our business and our results of operations.

We rely on certain technology services provided to us by third parties, and there can be no assurance that these third party service providers will be available to us in the future on acceptable commercial terms or at all.  If we were to lose one or more of these service providers, we may not be able to replace them in a cost effective manner, or at all.  This could harm our business and our results of operations.

We must invest in technological innovation in order to stay competitive.  If we fail to make investments in technological innovations, our business and results of operations could be adversely affected.

If we fail to invest sufficiently in research and product development, then our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition.

New laws or regulations could adversely affect our business and results of operations.

A number of laws and regulations may be adopted with respect to the Internet or other mobile phone services covering issues such as user privacy, “indecent” materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Adoption of any such laws or regulations might impact our ability to deliver increasing levels of technological innovation and will likely add to the cost of making our products, which would adversely affect our results of operations.

Risks Relating to Ownership of Our Securities

Our common stock is considered a “penny stock”.  The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of companies.  These broad fluctuations may be the result of unscrupulous practices that may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The occurrence of these patterns or practices could increase the volatility of our share price.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.  Investors seeking cash dividends should not purchase our common stock.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  In addition, our ability to pay dividends on our common stock may be limited by Delaware state law.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Limitations on director and officer liability and our indemnification of officers and directors may discourage stockholders from bringing suit against a director.

Article Eight of our Certificate of Incorporation states that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of the Delaware General Corporation Law or shall be liable because the director (1) shall have breached his duty of loyalty to us or our stockholders, (2) shall have acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted in a manner involving intentional misconduct or a knowing violation of law, or (3) shall have derived an improper personal benefit.  Article Eight further states that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as amended.  These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

The Over-the-Counter Bulletin Board is a quotation system, not an issuer listing service, market or exchange.  Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange.  As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The Over the Counter Bulletin Board (the “OTCBB”) is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry.  Orders for OTCBB securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTCBB.  Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order.  Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB.  Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

We expect volatility in the price of our common stock, which may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention from our day-to-day operations and consume resources, such as cash.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations.
•	Changes in estimates of our financial results.
•	Investors’ general perception of us.
•	Disruption to our operations.
•	The emergence of new sales channels in which we are unable to compete effectively.
•	Commencement of, or our involvement in, litigation.
•	Any major change in our board or management.
•	Changes in governmental regulations or in the status of our regulatory approvals.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

Also, our common stock trades on the OTC Bulletin Board Trading System. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system.

Further, the trading volume in our stock is very limited, which causes high price volatility. In addition, because of the limited volume of trading, the last quoted sales price may not represent a price at which you could sell a significant number of shares, and any sustained selling of shares may dramatically reduce the price of the shares. As a result, you may not be able to resell your shares at a favorable price, or at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 43 West 24th Street, 11th Floor, in New York City, where we lease approximately 12,500 square feet of space for administrative, sales and client services personnel under a lease that expires in January 2012.  Additionally, we lease additional office space of approximately 3,000 square feet of office space in Tucson, Arizona for patent research and production personnel and approximately 2,200 square feet and 8,452 square feet of office space in Alpharetta and Atlanta, Georgia, respectively for sales, technical and production personnel.  These leases expire in July 2012, October 2011 and June 2012, respectively. The locations of these offices are; (i) University of Arizona Technology & Science Park, 9070 South Rita Road, Suite 1550, Tucson, Arizona; (ii) 1000 Cambridge Square, Alpharetta, Georgia; and (iii) 5 Concourse Parkway, 9th Floor, Atlanta, Georgia, respectively.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

During fiscal year ended February 28, 2011 we continued our patent enforcement actions as described below:

Tacoda, Inc.  In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, seeking damages for alleged infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).  The case is still unresolved.

AOL, LLC, Time Warner, Inc., and Platform-A, Inc.  On September 10, 2008, we filed a complaint against AOL, LLC in the U.S. District Court, Central District of California, seeking damages for alleged infringement of our trademark BOOMBOX RADIO.  On January 21, 2009, we filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our mark BOOMBOX RADIO, and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Pursuant to a court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, so that our case against Tacoda, Inc. and this case could be adjudicated in the same court, since both cases involved the same patents.

Yahoo! Inc.  On November 16, 2009, Augme filed a Complaint against Yahoo! Inc. seeking damages for alleged infringement relating to our U.S. Patent Nos. 6,594,691 and 7,269,636, which patents relate to methods and systems for delivery of selected content from a network to a web page visitor.  The matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL.  The remedies available to us, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice.  On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and will full infringement and to join World Talk Radio, LLC as a Counterclaim Defendant.  Augme denies that any merit exists with respect to these counterclaims and will continue to pursue the prosecution of Yahoo!'s infringement against the Company’s patent claims.

Subsequent events to fiscal year ended February 28, 2011 are described below:

On December 29, 2009, two holders of the Company’s Common Stock Purchase Warrant Agreements filed a lawsuit against the Company in the United States District Court for the Central District of California. The Complaint alleges Breach of Contract, Contractual Breach of the Implied Covenant of Good Faith and Fair Dealing, Declaratory Relief, and Injunctive Relief, related to certain Common Stock Purchase Warrant Agreements. On or about March 21, 2011, the parties executed a Settlement Agreement and Mutual Release that included the issuance by the Company of 103,094 unregistered shares of common stock and 34,406 registered shares of common stock. The matter is pending dismissal within the court.

On April 7, 2011, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On April 20, 2011, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion.

On April 29, 2011, we filed a complaint against PANDORA MEDIA, INC. in the U.S. District Court, District of Delaware, seeking damages relating to our U.S. Patent No. 7,831,690, which patents relate to an “Appliance Metaphor For Adding Media Function To A Web Page”.

On April 29, 2011, we filed a complaint against GANNETT CO., INC.; LUCIDMEDIA NETWORKS, INC.; and AOL, INC. in the U.S. District Court, Eastern District of Virginia, seeking damages relating to our U.S. Patent No. 7,783,721, which patents relate to an “Method and Code Module For Adding Function to a Web Page” and U.S. Patent No. 7,831,690, which patents relate to an “Appliance Metaphor For Adding Media Function To A Web Page”.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock quoted on the OTC Bulletin Board Market under the symbol “AUGT.” The following table sets forth the quarterly high and low reported last bid prices for our common stock during the quarters indicated below:

Fiscal Year 2010	High	Low

First Quarter ended May 31, 2009	$3.93	$1.65
Second Quarter ended August 31, 2009	$4.35	$3.10
Third Quarter ended November 30, 2009	$3.78	$2.20
Fourth Quarter ended February 28, 2010	$2.02	$1.07

Fiscal Year 2011

First Quarter ended May 31, 2011	$1.64	$1.07
Second Quarter ended August 31, 2011	$1.35	$.99
Third Quarter ended November 30, 2011	$3.00	$1.15
Fourth Quarter ended February 29, 2011	$4.49	$2.54

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Subsequent to February 28, 2011 and through May 13, 2011, we made the following equity transactions, which were not registered under the Securities Act and not previously reported in a Quarterly Report on Form 10-Q or in a Current Report or Form 8-K:

1) 2) 3)
Issued 734,976 shares for cash in connection with the exercise of options.

Issued 90,500 shares for cash in connection with the exercise of warrants.

Issued 90,500 shares in connection with the exercise of cashless warrants.

The Company has issued all such securities in reliance on Section 4(2) of the Securities Act of 1933, as amended.

As of May 13, 2011, the number of holders of record of our common stock was 298.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 28, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options.	Weighted - average exercise price of outstanding options.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,808,665 shares of common stock	$1.77	4,191,335

Equity compensation plans not approved by security holders	8,138,868 shares of common stock	$1.32	-0-

Benefit Plans

2004 Stock Plan

In March 2004, our Board adopted our 2004 Stock Plan pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive incentive stock options as well as non-qualified stock options and stock appreciation rights ("SARs"). The Stock Plan expires in March 2014 and is administered by the Board of Directors or the Compensation Committee thereof. Incentive stock options granted under the Stock Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value ("FMV") of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors or the Compensation Committee. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors or the Compensation Committee. The Stock Plan also permits the grant of new stock options to participants who tender shares of the Company's Common Stock as payment of the exercise price of stock options or the payment of withholding tax ("Reload Options"). The Reload Options will be granted at the fair market value of a share of Common Stock on the date of the grant and will be exercisable six months following the date of the grant. The Stock Plan also includes limited option valuation rights upon a change of control of the Company. 2,000,000 shares were reserved for issuance under the Stock Plan, of which, to date, 1,800,000 shares were issued.

2010 Stock Plan

        In September 2010, the shareholders of the Company approved the Augme Technologies, Inc. 2010 Incentive Stock Option Plan (the “Plan”), which our Board adopted on August 12, 2010. The purpose of the Plan is to advance our interests and those of our stockholders by enabling us to attract and retain persons of ability to perform services for us by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement of our economic objectives.  The Plan permits us to grant, for a ten-year period, stock options, restricted stock awards and bonuses of stock, collectively referred to in this discussion as “awards”.  We reserved 10 million shares of our Common Stock for issuance to our directors, employees, independent contractors and consultants under the Plan. The Board of Directors administers the Plan. The Board has the authority and discretion, subject to the provisions of the Plan, to select persons to whom awards will be granted, referred to in this discussion as “Participants”, to designate the number of shares to be covered by each award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each award. As of May 6, 2011 there are 6,098,665 options issued leaving a balance authorized of 3,901,335 options.

During the year ended February 28, 2009, Augme granted 1,732,296 options exercisable into unregistered shares of common stock at $1.50 per share. These options, consistent with those granted during the year ended February 28, 2007, vest over 5 years, however, have a five-year term. Augme did not recognize an expense for these options grants as the first vesting date occurs following the fiscal year ending February 28, 2009.

During the year ended February 28, 2009, Augme also granted 427,342 options exercisable into unregistered shares of common stock at $0.55 per share to a former employee. The options originate from a 2006 agreement that has been under dispute and were considered to have a “Remote” chance under SFAS 5 to be issued. These options have a life of 10 years, and vest immediately.

EMPLOYEE STOCK OPTIONS

On February 28, 2011, we had 13,947,533 options outstanding. For the period ended February 28, 2011, we recognized $2,961,687 of stock compensation expense for options.

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

	Year Ended February 28,
	2011	2010	2009	2008	2007

Statement of Operations Data:
REVENUE	$2,821,213	$339,901	$337,327	$743,044	$1,064,278

COST OF REVENUE	1,251,318	492,838	215,412	563,414	542,966
Operating expenses:
Selling, general and administrative	6,166,025	3,662,481	2,309,912	2,635,734	1,376,916
Stock, Option & Warrant Expense	6,862,472	1,918,262	961,540	309,791	23,500
Depreciation and amortization	1,019,600	841,280	541,951	383,687	348,103
Impairment	-	-	729,000	-	-
Lease termination Expense	-	-	489,845	-	-

Total operating expenses	14,048,097	6,422,023	5,032,248	3,329,212	1,748,519

LOSS FROM OPERATIONS	(12,478,202)	(6,574,960)	(4,910,333)	3,149,582)	(1,227,207)
OTHER INCOME (EXPENSES)
Interest income (expense), net	(276)	(1,343)	9,221	(153,995)	3,350
Loss on Derivatives	-	(335,820)	-	-	-
Impairment of subscription receivable	-	-	-	(395,649)	-

LOSS FROM CONTINUING OPERATIONS	(12,478,478)	(6,912,123)	(4,901,112)	(3,699,226)	(1,223,857)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	(588,214)	(424,398)	395,221	669,775
Loss on sale of discontinued operations	-	(878,162)	-	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(1,466,376)	(424,398)	395,221	(669,775)

Net income (loss)	$(12,478,478)	$(8,378,499)	$(5,325,510)	$3,304,005)	$(554,082)

Basic and diluted loss per share from continuing operations	$(0.21)	$(0.14)	$(0.12)	$(0.10)	$(0.04)

Basic and diluted net income (loss) per share	$(0.21)	$(0.16)	$(0.13)	$(0.09)	$(0.02)

Weighted average shares of common stock used in computing basic and diluted net loss per share	60,284,895	50,980,171	41,874,738	37,979,062	31,551,573

As of
February 28, 2011	February 28, 2010	February 29, 2009	February 28, 2008	February 28, 2007

Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$11,182,356	$1,617,573	$374,696	$657,174	$1,220,592
Total assets	32,030,876	19,853,749	5,413,953	5,883,750	4,867,363
Current Liabilities	740,129	1,241,777	2,526,819	1,741,707	783,907
Deferred revenue	1,190,151	234,036	-	-	-
Accumulated Deficit	(39,953,047)	(27,474,568)	(18,464,925)	(13,139,415)	(9,139,566)
Total stockholders’ equity (deficit)	30,100,596	18,377,936	2,887,134	4,142,043	4,083,456
Liabilities & Shareholders’ Equity	$32,030,876	$19,853,749	$5,413,953	$5,883,750	$4,876,363

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under Risk Factors above and elsewhere in this report.

Overview

Founded in 1999, we provide strategic services and mobile technology to leading consumer and healthcare brands. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that are an indispensable component of behavioral targeting – the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Augme’s AD LIFE™ mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs. Through the use of consumer response tags (CRTs) such as 2D codes, UPC codes, SMS, and image recognition, AD LIFE™ facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE™ solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.  Augme is headquartered in New York City.

Augme Technologies, Inc.™, Augme™, AD LIFE™, AD SERVE™ and the Augme logo are trademarks of Augme Technologies, Inc.

In 2009, we initiated a comprehensive business growth strategy aimed at fully leveraging the value of our technology and patent portfolio by accelerating the advanced development of technology platforms that apply the most valuable aspects of the patents.

In an effort to support our new business strategy, and in conjunction with the repositioning of other corporate assets earlier in 2009, Augme executed an Asset Purchase Agreement, effective January 1, 2010, to dispose of certain tangible and intangible assets and certain liabilities and to transfer certain obligations related to our Internet radio services.  This transaction transferred the business operations of our Internet radio services to World Talk Radio, LLC, an Arizona based limited liability company (“WTR”) that is owned and operated by VoiceAmerica.

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

AD LIFE™ (“Augme Mobile”) is our interactive SaaS platform to provide marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels.  AD LIFE™ continues to validate its growth plan of becoming the premier mobile marketing provider for the world’s largest consumer package goods (CPG) companies and their marketing agencies.  By integrating the AD LIFE™ platform within the marketing technology function of these formidable clients, we anticipate accelerated growth as the platform is utilized across multiple brands under a single master contract.  AD LIFE™ is experiencing significant momentum, evidenced by our success in acquiring Fortune 500 CPGs as clients and some of the most common household brands as clients.  Our websites are located at www.augmemobile.com and www.augme.com and include a complete overview of our technology.  Information on our websites is not a part of this filing.

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

Our AD LIFE™ platform enables Internet video broadcasting, Internet advertising, and mobile marketing.  AD LIFE™ provides marketers, brands, and advertising agencies the ability to create, deliver, manage, and track interactive marketing campaigns aimed at mobile consumers regardless of network, operating system, or device type.  Our products and services include: website mobilization, content rendering, mobile campaign management, ad serving, data analytics and tracking, as well as content distribution, among other services.

Currently, we generate revenue by providing mobile marketing services through our AD LIFE™ platform.  The majority of our sales are driven by individual campaign fees, which usually include various levels of recurring fees throughout each campaign’s term.  Although we generated revenues of approximately $2.8 million during our fiscal year ending 2011, we believe that progress made with acquiring a marquee list of customers and developing valuable partnerships will drive significant future growth.    We are currently doing business with three of the world’s top ten pharmaceutical companies that have combined net revenues of over $150 billion.  Some of our other clients include four Fortune 100 companies, six Fortune 200 companies and four Global Fortune 500 companies.  However, even though we have expanded our list of clients, we cannot guarantee that our results during the next twelve months will meet our forecasts.

Our Solution

Our Augme Mobile Marketing division offers AD LIFE™, an interactive SaaS platform to provide marketers, brands, and advertising agencies the ability to create, deliver, manage, and track interactive marketing campaigns targeting mobile consumers through print advertising channels.  AD LIFE™ offers the only end-to-end mobile solution that allows brands a scalable, centralized execution and reporting platform.  More importantly, AD LIFE™ solves numerous mobile complications using the only content rendering and device detection patents in the industry.  Our patents allow us to provide our clients a full suite of mobile marketing services, thus providing an end-to-end mobile campaign management software system.  Our AD LIFE™ platform delivers the following benefits to our customers:

●	Device recognition technology formats traditional digital assets into content that can be viewed on virtually any mobile device regardless of operating system or network provider;

●
Our open architecture offers the widest variety of consumer response tags (“CRTs”) in the market today, including SMS, 2D codes, logo, and audio recognition, these CRTs allow consumers to use their mobile devices to easily and instantly access on-demand digital content;

●
Ability to measure campaign effectiveness using data analysis gathered and processed using proprietary techniques, these key metrics and results of client campaigns including demographic and behavioral data;

●	Integration with brands’ existing ERP and CRM systems provides the ability to optimize campaigns and fulfillment;

●	Our software platform enables our customers to implement mobile campaigns in a short time frame, typically 10 to 20 days and is significantly more cost effective than sourcing technology;

●	Provides brands with centralized database and access to over 120 million consumer data records.

Additionally, our platform allows our customers the ability to deliver content to any mobile network, operating system or device, regardless of how the device landscape changes.  This ensures that brands have the capacity to reach 100% of any intended marketplace for their messaging, whether through text, quality resolution code, or other means.

Our Strategy

Our strategy is to be the leading provider of mobile marketing and advertising solutions globally across multiple media types and channels.  The principal elements of our strategy are to:

·	capitalize upon our existing patented technology to further develop new product innovations and licensing opportunities;
·	deepen our existing and add new strategic customer relationships as our markets expand;
·	enhance our platform by addressing technology shifts in mobile devices and computing;
·	continue global expansion and pursue strategic partnerships and acquisitions;
·	focus on earned versus paid media using engagement-based techniques and behavioral targeting;
·	continue to transition and proliferate into a software-as-a-service, (“SaaS”) business model.

We believe our mobile marketing solutions, together with our patents which are critical to behavioral targeting, will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

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

Revenue Recognition Policy

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

Contracts may include multiple deliverables such as production and delivery of media content, hosting, fees from content retention or fees from online advertising content, or may include multiple deliverables such as custom software creation, audio production, and delivery of online media content or hosting. Revenues from multiple delivery contracts for the production and delivery of online media content and hosting are recorded pro-rata over the term of the media content production and delivery or hosting period.  Multiple deliverable contracts are evaluated based on authoritative guidance to determine whether they meet the separation criterion for recognition of each deliverable as a separate unit.

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

Results of Operations

The discussion is not necessarily indicative of the results, which may be expected for any subsequent periods and pertains only to the results of operations for the fiscal years ended February 28, 2011, 2010 and 2009. Our limited operating history makes predicting future operating results very difficult. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risk and difficulties.

2011 Versus 2010

For the year ended February 28, 2011, revenues were $2,821,213 compared to $339,901 for the year ended February 28, 2010, an increase of 730%.  The increase in overall revenues is due to increased customer demand for our Ad Life™ platform.  Deferred revenue increased to $1,190,151 for the year ended February 28, 2011 from $234,036 for the period ended February 28, 2010.

For the years ended February 28, 2011 and 2010 Selling, general, and administrative expenses were $6,166,025 and $3,662,481, respectively, a change of $2,503,544 or 68%.

For the years ended February 28, 2011 and 2010 Production and service delivery costs were $1,251,318 and $492,838, respectively, reflecting higher sales volume and higher overall costs related to telecommunications, higher cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Non-cash stock options, warrants and stock expense consisted of the fair value of option and warrant expenses and fair value of our common stock granted in the amounts of $1,918,262 and $6,862,472 for the years ended February 28, 2010 and 2011.

The change in these expenses primarily consisted of $4,944,210 of increased non-cash stock, option and warrant expense.

Depreciation and amortization expense was $1,091,600 for the year ended February 28, 2011 compared with $841,280 in the comparable year ended February 28, 2010.  Amortization expense increased to $694,113 for the year ended February 28, 2011 compared to $284,017 for 2010.  Depreciation expense for the year ended February 28, 2011 increased to $325,487 compared to $557,263 for the year ended February 28, 2010.  The net result of changes in depreciation and amortization relate to the increased capitalization of internal software

Interest expense was $276 for the year ended February 28, 2011 versus interest expense of $1,343 for the prior year.

The loss on derivative instruments was $0 for the year ended February 28, 2011 compared to a loss of $335,820 for the year ended February 28, 2010.

For the year ended February 28, 2011, the Company incurred a net loss of $12,478,478 compared to a net loss of $8,378,499 in the comparable prior year.  The $4,099,979 increase in the net loss is a result of increased direct expenses, increased selling, general and administrative expenses and increased non-cash expenses as described above.

2010 Versus 2009

For the year ended February 28, 2010, gross revenues were $339,901 an increase of $2,574 over 2009 revenues of $337,327. The increase in revenues related to revenues from AD LIFE.

Cost of revenues primarily consist of salaries of our client services, service delivery personnel cost to host our platforms and deliver content to our clients.  Our cost of revenues for the year ended February 28, 2010 were $492,838 vs. $215,412 for the fiscal year ended February 28, 2009, an increase of $277,426.  This increase in costs is primarily related to AD LIFE as we established the necessary infrastructure in order to support our increasing customer base in this area.  We believe that as revenues grow we will not need to increase costs at the same rate due to the ability to leverage our platform and related costs over a larger revenue base.

Selling general and administrative expenses primarily consist of wages and benefits for sales, administrative, development personnel and outside development expenses, finance and accounting personnel, professional fees, stock, option and warrant expense, expenses to market our products, and other corporate expenses.  For the year ended February 28, 2010 our selling, general and administrative expenses were $3,662,481 vs. $2,309,912 for the year ended February 28, 2009, an increase of $1,352,569. The increase primarily consists of an increase in salaries and wages of $923,496 from $634,582 in fiscal year 2009 to $1,558,078 primarily due to increase in personnel related to the Company growth, an increase in professional fees of $237,007 from $1,084,821 in fiscal year 2009 to $1,321,828 in fiscal year 2010.

Non-Cash stock, option and warrant expense increased $951,762 from fiscal 2009 to 2010.

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

In fiscal year 2009, we recorded a lease termination expense of $489,845 associated with the termination of an office lease in San Diego.  This payment was made in the form of the Company’s common stock.

Interest expense, net of interest income was $1,343 compared to net interest income of $9,221 in the prior year.

Loss from discontinued operations was $1,466,376 in fiscal year 2010 vs. a loss of $424,398.  This increase consists primarily of the loss on the sale of discontinued operations that was recorded in fiscal 2010 of $878,162.

The net loss was $8,378,499 in 2010 compared to a net loss of $5,325,510 in 2009 for the reasons explained above.

Liquidity and Capital Resources

During fiscal year 2011, we raised $17,102,438 of capital through the issuance of registered and unregistered shares of common stock.

As of February 28, 2011, we had cash balances of $11,182,356 and working capital surplus of $11,072,927. Due to the sustained and substantial progress in the procurement of necessary working capital required to meet operating and general corporate expenditures, we believe that we will have enough cash flow from operations and from financing sources to continue for the next twelve months. Specifically, we have had substantive discussions with existing warrant holders and other prospective financing sources which lead us to believe that we will be able to obtain the capital necessary to not only maintain current operations, but also to develop and implement our growth strategy in our core businesses as well as ensure a vigorous effort in protecting our Intellectual Property. As discussed in our risk factors, developing and expanding our business will require significant additional capital and other expenditures.

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

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $7,671,325 deferred income tax asset that relates to net operating loss carry forwards at February 28, 2011. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax assets.

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

Goodwill is carried at cost and is not amortized.  We test goodwill for impairment on an annual basis as of fiscal month end February of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.  Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 820.

The goodwill impairment test is performed at the reporting unit level.  ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a “component”). An operating segment is defined by ASC 280 as a component of an enterprise that earns revenues and incurs expenses, for which discrete financial information is available and management regularly reviews the operating results. Furthermore, an operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.  The Company has determined it has one reporting unit.

Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of the reporting unit. If the carrying value of the goodwill of the reporting unit exceed fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Based on the results of the step one annual assessments of the recoverability of goodwill, as of February 28, 2011 and 2010, the fair value of the reporting unit did not exceed its book value and therefore step two was not required.

The fair value of our reporting unit is dependent upon our estimate of future cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30- day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our unique competitive advantages that would likely provide synergies to a market participant. In addition, we considered external market factors, which we believe, contributed to the decline and volatility in our stock price that did not reflect our underlying fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Augme Technologies, Inc. (formerly Modavox, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Augme Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Augme Technologies, Inc. as of February 28, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended February 28, 2011. Augme Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Augme Technologies, Inc. as of February 28, 2011, and the consolidated results of its operations and its cash flows for the year ended February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Augme Technologies, Inc.’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 13, 2011 expressed an unqualified opinion.

/s/ Freedman & Goldberg, CPA’s, P.C.

Farmington Hills, MI

May 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Augme Technologies, Inc. (formerly Modavox, Inc.)
 New York, NY

We have audited the accompanying consolidated balance sheets of Augme Technologies, Inc. (formerly Modavox, Inc.) as of February 28, 2010, and the consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended February 28, 2010 and 2009. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Augme Technologies, Inc. as of February 28, 2010, and the consolidated results of its operations and its cash flows for the years ended February 28, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
June 1, 2010

To the Board of Directors and
Stockholders of Augme Technologies, Inc.

We have audited Augme Technologies, Inc.’s internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Augme Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Augme Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of Augme Technologies, Inc., and our report dated May 13, 2011 expressed an unqualified opinion.

/s/ Freedman & Goldberg, CPA’s, P.C.

Farmington Hills, MI

May 13, 2011

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.)
CONSOLIDATED BALANCE SHEETS
	February 28,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,182,356	$1,617,573
Accounts receivable, net of allowance for
doubtful accounts of $99,657 and $63,747, respectively	2,025,294	115,747
Prepaid expenses and other current assets	132,197	79,133
Current assets of discontinued operations	-	-
Total current assets	13,339,847	1,812,453

Property and equipment, net of accumulated depreciation of
$1,058,728 and $733,241, respectively	570,964	464,690
Goodwill	13,106,969	13,106,969
Software and patents, net of accumulated amortization of
$2,150,792 and $1,456,679, respectively	4,945,545	4,442,187
Deposits	67,551	27,450
Long-term assets of discontinued operations	-	-
TOTAL ASSETS	$32,030,876	$19,853,749

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$708,824	$879,584
Accrued liabilities	31,305	362,193
Deferred revenue	1,190,151	222,345

Total current liabilities including deferred revenue	1,930,280	$1,464,122

Long-term deferred revenue	-	11,691

Total liabilities including deferred revenue	1,930,280	1,475,813

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
68,816,131 and 57,256,750 shares issued and outstanding, respectively	6,882	5,276
Additional paid-in capital	70,046,761	45,846,778
Accumulated deficit	(39,953,047)	(27,474,568)
Total stockholders' equity	30,100,596	18,377,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,030,876	$19,853,749

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
		Years Ended
	February 28,	February 28,	February 28,
	2011	2010	2009

REVENUE	$2,812,213	$339,901	$337,327

COSTS OF REVENUES (Excluding depreciation): Production of service delivery costs	1,251,318	492,838	215,412
Operating Expenses
Selling, general, and administrative	6,166,025	3,662,481	2,309,912
Stock, option and warrant expense	6,862,472	1,918,262	961,540
Depreciation and amortization	1,019,600	841,280	541,950
Impairment	-	-	729,000
Lease termination expense	-	-	489,845

Total operating expenses	14,048,097	6,422,023	5,032,248

LOSS FROM OPERATIONS	(12,478,202)	(6,574,960)	(4,910,333)

OTHER INCOME (EXPENSES)
Interest income (expense), net	(276)	(1,343)	9,221
Loss on derivatives	-	(335,820)	-
Impairment of subscription receivable	-	-	-

LOSS FROM CONTINUING OPERATIONS	(12,478,478)	(6,912,123)	(4,901,112)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	(588,214)	(424,398)
Loss on sale of discontinued operations	-	(878,162)	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(1,466,376)	(424,398)

NET LOSS	$(12,478,478)	$(8,378,499)	$(5,325,510)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.21)	$(0.14)	(0.12)
Income (loss) from discontinued operations	$(.00)	$(0.03)	$(0.01)
NET LOSS PER SHARE – basic and diluted	$(0.21)	$(0.16)	$(0.13)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	60,264,895	50,980,171	41,874,738

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC. (FORMERLY MODAVOX, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28, 2011, 2010 and 2009

	Common Stock		Additional			Total
	Number		Paid-in	Stock	Accumulated	Shareholders'
	of Shares	Total	Capital	Subscription	Deficit	Equity

Balances, February 29, 2008	39,843,600	3,984	17,384,633	(107,159)	(13,139,415)	4,142,043

Common stock issued for:
Cash	3,177,801	318	1,672,035	-	-	1,672,353
Services	50,000	5	87,495	-	-	87,500
Common stock issued for warrant cashless exercise	99,353	10	(10	-	-	-
Common stock issued for option cashless exercise	952,310	95	(95	-	-	-
Common stock issued to placement agent	60,000	6	(6	-	-	-
Common stock issued for purchase of Avalar assets	150,000	15	277,485	-	-	277,500
Common stock issued for deposit on purchase of New Augme	200,000	20	347,980	-	-	348,000
Contingent shares issued for purchase of WTR assets	30,000	3	52,497	-	-	52,500
Common shares issued for termination of lease agreement	300,000	30	551,970	-	-	552,000
Employee stock option expense	-	-	888,653	-	-	888,653
Warrants granted for services	-	-	84,936	-	-	84,936
Proceeds from subscription receivable	-	-	-	107,159	-	107,159
Net loss	-	-	-	-	(5,325,510)	(5,325,510)
Balances, February 28, 2009	44,863,064	4,486	21,347,573	$-	(18,464,925)	2,887,134

Common stock issued for:
Cash	2,514,201	251	4,049,745	-	-	4,049,996
Services	246,467	25	510,292	-	-	510,317
Patent defense costs	705,103	70	1,326,164	-	-	1,326,234
Litigation settlement	75,000	8	284,993	-	-	285,001
Common stock issued for:
Option exercise	323,000	32	80,718	-	-	80,750
Warrant Exercise	3,829,886	383	1,319,831	-	-	1,320,214
Common stock issued for:
Cashless option exercise	1,102,593	112	(112)	-	-	-
Cashless warrant exercise	30,769	3	(3)	-	-	-
Purchase of New Aug, LLC assets	3,466,667	346	13,831,655	-	-	13,832,001
Purchase of Radio Pilot – escrowed shares	100,000	10	121,990	-	-	122,000
Employee Stock Option Expense	-	-	1,667,739	-	-	1,667,739
Warrant Expense	-	-	339,229	-	-	339,229
Derivative instruments - Cumulative effect of change in
accounting principle	-	-	(68,798)	-	(631,144)	(699,942)
Settlement of derivative liabilities	-	-	1,035,762	-	-	1,035,762
Net loss	-	-	-	-	(8,378,499)	(8,378,499)
Balances, February 28, 2010	57,256,750	5,726	45,846,778	$-	$(27,474,568)	18,377,936

Cashless option exercise	1,390,053	139	(139)			-

Common stock issued for cash for:
Subscriptions & Options/Warrants
Exercise	10,169,328	1,017	17,200,756	136,894		17,338,667

Employee stock, option & warrant
Expense			6,862,472			6,862,472

Net loss					(12,478,478)	(12,478,478)

Balances, February 28, 2011	68,816,131	6,882	69,909,867	136,894	$(39,953,047)	30,100,596
See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.(FORMERLY MODAVOX, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,478,478)	$(8,378,499)	$(5,325,510)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,019,600	841,280	541,951
Bad debt expense		67,503	203,816
Common stock issued for termination of lease	-	-	552,000
Common stock issued for services	236,228	510,317	87,500
Common stock issued for settlement		285,001	-
Impairment of goodwill	-	-	729,000
Impairment of subscription receivable	-	-	-
Loss on sale of discontinued operations		878,162	-
Loss on disposal of fixed assets	-	-	1,746
Loss on derivative instruments		335,820	-
Stock option expense	6,862,472	1,667,739	888,653
Warrants granted for services		339,229	84,936
Changes in operating assets and liabilities:
Receivables	(1,909,547)	215,715	(371,731)
Deposits	(40,101)	-	-
Prepaid expenses and other current assets	(53,064)	(48,317)	(12,797)
Other assets	-	(27,450)	-
Accounts payable and accrued expenses	(501,647)	(362,923)	708,035
Deferred revenue	956,115	178,619	-
Net cash used in continuing operations	(5,908,423)	(3,497,804)	(1,912,401)
Net cash provided by discontinued operations	-	118,688	683,860
NET CASH USED IN OPERATING ACTIVITIES	(5,908,423)	(3,379,116)	(1,228,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(207,271)	(240,449)	(313,104)
Capitalization of Software Development Costs	(235,802)	-	-
Purchase of assets from New Aug, LLC	-	(324,000)	-
Cash paid for purchase of intangible assets	(1,186,159)	-	(50,476)
Patent defense cost	-	(248,944)	(353,000)
Net cash used in continuing operations	(1,629,232)	(813,393)	(716,580)
Net cash used in discontinued operations	-	-	(88,986)
NET CASH USED IN INVESTING ACTIVITIES	(1,629,232)	(813,393)	(805,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	12,339,777	4,049,996	1,672,353
Proceeds from subscription receivable	-	-	107,159
Proceeds received from the exercise of warrants	4,333,466	1,320,214	-
Proceeds received from the exercise of stock options	429,195	80,750	-
Payments on line of credit	-	-	(19,590)
Net proceeds from (payments on) related party note payable		(15,574)	(8,293)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,102,438	5,435,386	1,751,629

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,564,783	1,242,877	(282,478)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,617,573	374,696	657,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,182,356	$1,617,573	$374,696

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cumulative adjustment to retained deficit for derivative liabilities		$699,942	$-
Settlement of derivative liabilities	$-	1,035,762	-
Stock issued for purchase of assets from New Aug, LLC	-	13,832,001	-
Stock issued for patent defense	-	1,326,234	-
Issuance of accrued Radio Pilot common stock	-	122,000	-
Stock issued for purchase of assets from Avalar	-	-	277,500
Contingent shares issued for purchase of World Talk Radio	-	-	52,500
Contingent shares issued for purchase of Avalar	-	-	122,000
Stock issued for placement agent services	-	-	6
Stock issued for deposit on acquisition of New Augme	-	-	348,000
Stock issued for purchase of World Talk Radio	-	-	-
Stock issued for subscription receivable	-	-	-
Stock issued for settlement of accounts payable	-	-	-

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

Segment Reporting

The Company has determined it has one reporting unit.

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

Contracts may include multiple deliverables such as production and delivery of media content, hosting, fees from content retention or fees from online advertising content, or may include multiple deliverables such as custom software creation, audio production, and delivery of online media content or hosting. Revenues from multiple delivery contracts for the production and delivery of online media content and hosting are recorded pro rata over the term of the media content production and delivery or hosting period.  Multiple deliverable contracts are evaluated based on authoritative guidance to determine whether they meet the separation criterion for recognition of each deliverable as a separate unit.

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

Upon completion and execution of a Master Service Agreement or Statement of Work (“SOW”) revenue is booked into the accounting system.  If the SOW is to be completed in 1 year, the entry is debit accounts receivable and credit deferred revenue in current assets and liabilities, respectively.  If the SOW extends over a year then the short-term portion, less than a year, is booked as short term and the long-term portion or over a year is booked as such.

Revenue is recognized and reclassified from deferred revenue to current period income depending on the type of revenue.  Implementation and set up fees are booked upon signature or upon mobilization to start work on the project.  Campaign fees are incurred monthly and recognized over the term of the contract.  Software license fees are recognized over the term of the SOW on a prorated basis.

Stock-Based Compensation

The Company applies the fair value recognition provisions for all stock-based payments granted or modified on or subsequent to March 1, 2006 in accordance with authoritative guidance. Under this guidance, the Company records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all grants with service conditions.  If stock-based grants such as options and warrants are exercised the balance of unamortized stock-based costs are expensed in the same financial reporting period as exercised.

Loss per Share

In accordance with authoritative guidance, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period, assuming full dilution. As of February 28, 2011, there were potentially dilutive securities of options exercisable into 13,947,533 shares of common stock, and warrants exercisable to purchase 10,680,981 shares of common stock.  However, the computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on the calculation of earnings per share as the inclusion of these outstanding warrants and stock options would be anti-dilutive. Accordingly, diluted net loss per share and basic net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Our allowance for doubtful accounts was $99,657 and $63,747 as of February 28, 2011 and 2010, respectively.

Property and Equipment

Property and equipment consists primarily of software, office and computer equipment, furniture, fixtures and leasehold improvements and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was $325,487, $284,017 and $223,578 for the years ended February 28, 2011, 2010 and 2009, respectively.

Property and equipment consisted of the following at February 28, 2011 and February 28, 2010:

	2011	2010
Furniture	$60,289	$47,374
Computers, software, production equipment	1,467,759	1,081,410
Phone systems	40,364	30,687
Leasehold improvements	61,280	38,460
Total	1,629,692	1,197,931
Accumulated depreciation	(1,058,728)	(733,241)
Net	$570,964	$464,690

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

Goodwill, Intangible Assets, and Long-lived

Goodwill is carried at cost and is not amortized.  We test goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.  Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 820.

The goodwill impairment test is performed at the reporting unit level.  ASC 350 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a “component”).  An operating segment is defined by ASC 280 as a component of an enterprise that earns revenues and incurs expenses, for which discrete financial information is available and management regularly reviews the operating results. Furthermore, an operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.  The Company has determined it has one reporting unit.

Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of the reporting unit. If the carrying value of the goodwill of the reporting unit exceed fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Based on the results of the step one annual assessments of the recoverability of goodwill, as of February 28, 2011 and 2010, the fair value of the reporting unit did not exceed its book value and therefore step two was not required.

The fair value of our reporting unit is dependent upon our estimate of future cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30- day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our unique competitive advantages that would likely provide synergies to a market participant. In addition, we considered external market factors, which we believe, contributed to the decline and volatility in our stock price that did not reflect our underlying fair value.

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

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. See Note 7 for the impairment recorded by the Company.

When incurring legal costs when we choose to litigate with other parties for infringing on the Company’s patents, or in defending against claims by other parties that our patents are not valid, the Company capitalizes those legal costs as additional costs of the patent where the Company determines that a favorable outcome from the litigation is probable.  If the Company is ultimately unsuccessful, the costs are charged to expense. For legal costs that are capitalized, the value of any award received upon successful resolution of the legal action will first be recorded as a reduction of the capitalized legal costs, with any excess recorded as income.  For the years ended February 28, 2011, 2010 and 2009, the Company capitalized $1,186,159, $1,575,178 and $353,000, respectively, of legal costs related to our lawsuit against Tacoda and Yahoo as the Company has determined that a favorable outcome is probable.

Software and patents consisted of the following at February 28, 2011 and February 28, 2010:

	Useful Life in
	Months	2011	2010

Software	36 to 84	$2,095,705	$2,084,393
Trademarks and patents Identifiable intangible assets: Customer relationships Acquired technology Non-compete agreement	55 72 60 36	3,124,632 950,000 670,000 212,000	1,938,473 950,000 670,000 212,000
Acquired trade name	24	44,000	44,000
Total		7,096,337	5,898,866
Accumulated amortization		(2,150,792)	(1,456,679)

Net		$4,945,545	$4,442,187

During the years ended February 28, 2011, 2010 and 2009, the Company recorded amortization expense on intangible assets of $694,113, $557,263, and $318,372, respectively.

Deferred Revenue

Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as deferred revenue.

The Company relieves the deferred revenue balance and records revenue when the service has been performed in accordance with the Company’s revenue recognition policy and generally accepted accounting principles.

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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with the Company’s second quarter financial reporting and did not have a material impact on the Company’s consolidated financial statements

In June 2008, the FASB issued authoritative guidance requires all derivatives to be recorded on the balance sheet at fair value.  Fair value for securities traded in the open market and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.  The pricing model the Company used for determining fair values of its derivatives is the Black-Scholes option-pricing model.  Valuations derived from this model are subject to ongoing internal and external verification and review.  The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities.  Selection of these inputs involves management’s judgment and may impact net income.  All of the securities underlying the Company’s derivatives were exercised during the fiscal year ended February 28, 2010, and, therefore, no derivative liability is reported on the balance sheet as of February 28, 2010 or 2011.

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

NOTE 5 – BUSINESS COMBINATIONS

Acquisition of New Aug, LLC: On July 14, 2009, the Company completed the acquisition of one hundred percent (100%) of the business and assets of New Aug, LLC, a provider of a web-based marketing platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels.  The results of New Aug, LLC’s operations, now AD LIFE™, have been included in the financial statements of the Company since that date.

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

NOTE 7 – IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

At February 28, 2011, 2010 and 2009, the Company performed its annual review for impairment. This review was based upon the valuation approaches described in Note 2 – “Summary of Significant Accounting Policies—Goodwill, Intangibles and Long-Lived Assets”.

 On July 14, 2009, the Company acquired New Aug, LLC, now AD LIFE™.   The Company accounted for this transaction using the purchase method of accounting for business combinations.  In the original purchase price allocation, the Company allocated $12,720,223 to Goodwill.  At February 28, 2011, the estimated fair value of the reporting unit was more than the carrying value of the reporting unit requiring no impairment.

On March 1, 2006, the Company acquired Kino Interactive Group, LLC.  The Company accounted for this transaction using the purchase method of accounting for business combinations.  In the original purchase price allocation, the Company allocated $1,115,746 to Goodwill.  At February 28, 2009, the estimated fair value of the reporting unit was less than the carrying value of the reporting unit requiring the Company to determine the implied fair value of the Goodwill.  The implied Goodwill was $386,746 resulting in impairment of Goodwill of $729,000, which is reflected in the consolidated statement of operations for the fiscal year ended February 28, 2009.  There was no impairment expense for Kino during the fiscal years ended February 28, 2011 and February 29, 2008.

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At February 28, 2011 and 2010, for federal income tax and alternative minimum tax reporting purposes, the Company had unused net operating losses available for carry forward to future years of approximately $20,843,000 and $13,780,000, respectively.  The benefits from carry forward of such net operating losses will expire in various years through 2030. The benefit could be subject to limitations if significant future ownership changes occur in the Company.  The Company has provided a valuation allowance for the full amount of its deferred tax assets because at February 28, 2011, 2010 and 2009 it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carry-forwards would be realized. Future utilization of the available net operating loss carry-forward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, and from options and warrants for the purchase of common stock.

Deferred Tax Assets as of February 28, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

Deferred Tax Assets	$7,295,000	$4,534,000	$2,566,000
Valuation Allowance	(7,295,000)	(4,534,000	(2,566,000)
Net Deferred Tax Assets	-	-	-

NOTE 9 – RELATED PARTY TRANSACTIONS

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

6)	Issued 50,000 common shares for services valued at $87,500.

7)	Issued 60,000 common shares to a placement agent for services related to a future equity offering.

8)	Issued 200,000 common shares to New Aug, LLC pursuant to an Asset Purchase Agreement. These shares were valued at their fair value of $348,000. See note 4 for details.

9)	Issued 300,000 common shares as lease termination fees. These shares were valued at their fair value of $552,000.

During the fiscal year ended February 28, 2010, the Company completed the following transactions:

1)	Issued 2,514,201 common shares for cash of $4,049,996.

2)	Issued 30,769 common shares to investors under cashless exercise of warrants.

3)	Issued 1,102,593 common shares in connection with the cashless exercise of stock options.

4)	Issued 3,829,886 common shares in connection with the exercise of warrants for cash of $1,320,214.

5)	Issued 323,000 common shares in connection with the exercise of options for cash of $80,750

6)	Issued 246,467 common shares for services valued at $510,317.

7)	Issued 705,103 common shares with a value of $1,326,234 for patent defense costs.

8)	Issued 75,000 common shares with a fair value of $285,001 for a litigation settlement.

9)	Issued the remaining 3,466,667 common shares with a fair value of $13,832,001 related to the purchase of the assets and business of New Aug, LLC.

10)	Issued the remaining 100,000 common shares with a fair value of $122,000 related to the purchase of certain assets from Radio Pilot in 2008.

During the fiscal year ended February 28, 2011, the Company completed the following transactions:

1)	Issued 120,000 common shares in connection with the exercise of options for $30,000.

2)	Issued 170,227 common shares in connection with the cashless exercise of options.

3)	Issued 225,000 common shares in connection with an employment agreement.

4)	Issued 2,000,000 common shares in connection with a private placement financing to both affiliated and unaffiliated accredited investors, for $2,000,000.
5)	Issued 1,000,000 common shares in connection with a private placement financing to both affiliated and unaffiliated accredited investors, for $2,000,000.
6)	Issued 300,000 common shares in connection with the exercise of options for $186,000 to an ex-officer of the Company.
7)	Issued 56,522 common shares in connection with the exercise of a warrant to an unaffiliated individual, for $65,000.
8)	Issued 200,884 common shares in connection with the cashless exercise of options.

9)	Issued 1,018,942 common shares in connection with the cashless exercise of options.

10)	Issued 3,177,417 common shares in connection with the exercise of options and warrants for $4,324,216.

11)	Issued 2,769,772 common shares in connection with a private placement financing to unaffiliated individuals and entities, for $9,001,759.
12)	Received Stock subscriptions receivable of 105,560 common shares in connection with options for $136,894

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

During the fiscal year ended February 28, 2009, the Company completed the following transactions:

1)
Granted 1,732,296 options exercisable into unregistered shares of common stock at $1.50 per share to its employees. These options vest over 5 years and have a five-year term. The fair value of the options on the grant date was $3,225,647. Variables used in the Black-Scholes option-pricing model, include (1) 1.99% risk-free interest rate (2) 5 years expected term, (3) computed volatility of 158%, and (4) zero expected dividends.

2)
Granted 427,342 options exercisable into unregistered shares of common stock at $0.55 per share to a former employee. The options originate from a 2006 agreement that has been under dispute and were considered to have a “Remote” chance to be issued.  It became probable that the Company would have to issue these options when the settlement agreement was signed in fiscal 2009.  These options have a life of 10 years, and vest immediately. The fair value of the options on the grant date was $764,168 and was recognized immediately. Variables used in the Black-Scholes option-pricing model, include (1) 1.79% risk-free interest rate (2) 5 years term, (3) computed volatility of 158%, and (4) zero expected dividends.

 During the fiscal year ended February 28, 2010, the Company completed the following transactions:

1)
Granted 300,000 options exercisable into unregistered shares of common stock at $1.69 per share to a consultant, who is also a former employee. These options vest over five years and have a five-year term. The fair value of the options on the grant date was $1,068,779. Variables used in the Black-Scholes option-pricing model, include (1) 2.75% risk-free interest rate (2) four years term, (3) computed volatility of 116%, and (4) zero expected dividends.

2)
Granted 300,000 options exercisable into unregistered shares of common stock at $1.63 per share to certain employees.  These options vest over three years have a life of ten years. The fair value of the options on the grant date was $459,434. Variables used in the Black-Scholes option-pricing model, include (1) 1.23% risk-free interest rate (2) 6.5 years term, (3) computed volatility of 146%, and (4) zero expected dividends.

3)
Granted a total of 18,750 options exercisable into unregistered shares of common stock at $2.25 per share in two separate grants to a vendor of the Company.  These options were fully vested as of December 1, 2009 and have a five-year term.  The fair value of the options on the grant date totaled $32,768.  Variables used in the Black-Scholes option-pricing model, include (1) risk-free interest rates ranging from 2.23% to 2.36% (2) 2.5 years term, (3) computed volatility ranging from 38% to 70%, and (4) zero expected dividends.

4)
Granted 300,000 options exercisable into unregistered shares of common stock at $1.36 per share to a director.  These options vest over three years have a life of ten years. The fair value of the options on the grant date was $381,216. Variables used in the Black-Scholes option-pricing model, include (1) 2.39% risk-free interest rate (2) 6.5 years term, (3) computed volatility of 148%, and (4) zero expected dividends.

5)
Granted 280,000 options exercisable into unregistered shares of common stock at $3.49 per share to certain employees.  These options vest over five years have a life of ten years. The fair value of the options on the grant date was $971,109. Variables used in the Black-Scholes option-pricing model, include (1) 2.29% risk-free interest rate (2) 7.5 years term, (3) computed volatility of 198%, and (4) zero expected dividends.

6)
Granted 750,000 options exercisable into unregistered shares of common stock at $3.90 per share to certain employees.  These options vest over three years have a life of ten years. The fair value of the options on the grant date was $2,795,210. Variables used in the Black-Scholes option-pricing model, include (1) 1.23% risk-free interest rate (2) 6.5 years term, (3) computed volatility of 156%, and (4) zero expected dividends.

During the fiscal year ended February 28, 2011 the company completed the following transactions:

1)
Granted 400,000 options exercisable into unregistered shares of common stock at $1.00 per share to two directors. These options vest over five years and have a five years term. The fair value of the options on the grant date was $264,345. Variables used in the Black-Scholes option-pricing model, include (1) 1.10% risk-free rate (2) five years term, (3) computed volatility of 84%, and (4) zero expected dividends.

2)
Granted 905,000 options exercisable into unregistered shares of common stock at $1.00 per share to employees. These options vest over five years and have a five years term. The fair value of the options on the grant date was $574,325. Variables used in the Black-Scholes option-pricing model, include (1) 1.10% risk-free rate (2) five years term, (3) computed volatility of 79%, and (4) zero expected dividends.

3)
Granted 3,050,000 options exercisable into unregistered shares of common stock at a range of  $1.00 to $1.30 per share of employee and director options. These options vest over five years and have a five years term. The fair value of the options on the grant date was $1,958,744. Variables used in the Black-Scholes option-pricing model, include (1) 1.10% risk-free rate (2) five years term, (3) computed volatility range of 76% to 83%, and (4) zero expected dividends.

4)
Granted 2,664,333 options exercisable into unregistered shares of common stock at a range of  $1.47 to $2.88 per share of employee options. These options vest over five years and have a five years term. The fair value of the options on the grant date was $1,404,675. Variables used in the Black-Scholes option-pricing model, include (1) a range of 0.74% to risk-free rate (2) five years term, (3) computed volatility range of 76% to 80%, and (4) zero expected dividends.

5)
Granted 654,000 options exercisable into unregistered shares of common stock at a range of  $1.23 to $3.90 per share of director options. These options vest over five years and have a five years term. The fair value of the options on the grant date was $260,819. Variables used in the Black-Scholes option-pricing model, include (1) a range of 0.75% to risk-free rate (2) five years term, (3) computed volatility range of 76% to 77%, and (4) zero expected dividends.

6)
Granted 995,000 options exercisable into unregistered shares of common stock at $3.00 per share to employees. These options vest over five years and have a five years term. The fair value of the options on the grant date was $390,804. Variables used in the Black-Scholes option-pricing model, include (1) 0.75% risk-free rate (2) five years term, (3) computed volatility of 77%, and (4) zero expected dividends.

7)
Granted 640,000 options exercisable into unregistered shares of common stock at $0.25 per share of employee options. These options vest over ten years and have a five years term. The fair value of the options on the grant date was $187,485. Variables used in the Black-Scholes option-pricing model, include (1) 1.23% to risk-free rate (2) ten years term, (3) computed volatility 248% and (4) zero expected dividends.

8)
Granted 400,000 options exercisable into unregistered shares of common stock at $1.63 per share to employees. These options vest over 4.5 years and have a five years term. The fair value of the options on the grant date was $339,896. Variables used in the Black-Scholes option-pricing model, include (1) 1.23% risk-free rate (2) four and one half years term, (3) computed volatility of 146%, and (4) zero expected dividends.

9)
Granted 627,000 options exercisable into unregistered shares of common stock at a range of  $2.50 to $4.10 per share of employee and consulting options. These options vest over five years and have a five years term. The fair value of the options on the grant date was $236,149. Variables used in the Black-Scholes option-pricing model, include (1) 0.75% risk-free rate (2) five years term, (3) computed volatility range of 76% to 77%, and (4) zero expected dividends.

The Company recognized $2,961,687, $1,579,033, and $876,604 for stock option expense during the fiscal years ended February 28, 2011, 2010 and 2009, respectively. The stock option expense for each fiscal year is related to stock options granted in each respective year, as well as prior period grants.

A summary of stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Balance at February 29, 2008	5,228,000	$0.33	6.75
Granted	2,159,638	$1.31
Exercised	(952,310)	$0.06
Forfeited/Expired	(969,310)	$0.13

Balance at February 28, 2009	5,465,794	$0.74	5.67
Granted	1,948,750	$2.74
Exercised	(1,425,593)	$0.30
Cancelled	(130,500)	$0.25
Forfeited/Expired	(600,037)	$1.63

Balance at February 28, 2010	5,258,415	$1.51	5.20
Granted	11,445,683	$1.85
Exercised	(1,991,153)	$0.68
Cancelled	(266,155)	$0.51
Forfeited/Expired	(499,257)	$1.63

Balance at February 28, 2011	13,947,533	$1.68	4.56

Options exercisable at February 28, 2011	4,472,166	$1.40		$13,833,009

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on February 28, 2011 of $4.49 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding as of February 28, 2011 ranged from $0.25 to $4.10.  The weighted average fair value of options granted was $1.85, $2.93 and $1.85 for the fiscal years ended February 28, 2011, 2010 and 2009, respectively.

STOCK WARRANTS:

During the fiscal year ended February 29, 2008, the Company completed the following transactions:

1)
Granted 500,000 warrants at an exercise price of $0.25 to a former corporate consultant. The warrants vest immediately and have a term of 5 years. The fair value of the warrants on the grant date was $110,036 all of which was expensed in fiscal 2008. Variables used in the Black-Scholes option-pricing model, include (1) 2.95% risk-free interest rate (2) 2.5 years - using the simplified method pursuant to SAB 107, (3) computed volatility of 256%, and (4) zero expected dividends.

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

During the fiscal year ended February 28, 2010, the Company granted 1,126,668 warrants exercisable into unregistered shares of common stock at exercise prices ranging from $2.50 to $4.00 per share to its investors in its common stock and 17,143 warrants exercisable at $3.80 to a placement agent for placement services. These warrants vest immediately and have a two-year term. The relative fair value of the warrants on the grant date was $533,233 for the warrants that were issued to the stock for cash investors. Variables used in the Black-Scholes option-pricing model, include (1) risk-free interest rate ranging from 0.89% to 2.69% (2) two years contractual term, (3) expected volatility ranging from 71% to 158%, and (4) zero expected dividends.

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

Additionally, during the fiscal year ended February 28, 2010, there were 1,409,247 of additional shares of common stock available underlying warrants previously granted as a result of anti-dilution provisions and adjustments to certain prior grants.  These warrants are accounted for as derivatives as described in Note 2 – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

During the year ended February 28, 2011, the company completed the following transactions:

1)
Granted 1,000,000 warrants at an exercise price of $1.25 that vest immediately with a term of three years to investors.  The fair value of the warrants on the grant date was $659,844. Variables used in the Black-Scholes option-pricing model, include (1) a range of 0.74% to 1.17% for risk-free interest rate (2) 3 years term, (3) computed volatility ranging from 75% to 78%, and (4) zero expected dividends.

2)
Granted 500,000 warrants at an exercise price of $2.50 that vest immediately with a term of three years to investors.  The fair value of the warrants on the grant date was $146,342. Variables used in the Black-Scholes option-pricing model, include (1) 0.75% for risk-free interest rate (2) 3 years term, (3) computed volatility ranging from136% to 137%, and (4) zero expected dividends.

3)
Granted 666,667 warrants at an exercise price of $3.00 that vest immediately with a term of two years to investors and consultants.  The fair value of the warrants on the grant date was $314,119. Variables used in the Black-Scholes option-pricing model, include (1) 1.03% for risk-free interest rate (2) 3 years term, (3) computed volatility of 74% and (4) zero expected dividends.

4)
Granted 8,199,365 warrants at an exercise price ranging from $1.00 to $1.75, of which 4,799,365 of these warrants vested 50% immediately and 50% after one-year from the date of issuance, the remainder of these warrants vest immediately and all of these warrants have a term of five years.  These warrants were issued to investors, consultants, directors and employees.  The fair value of the warrants on the grant date was $4,971,462. Variables used in the Black-Scholes option-pricing model, include (1) 0.75% for risk-free interest rate (2) 3 years term, (3) computed volatility ranging from169% to 170%, and (4) zero expected dividends.

5)
Granted 300,000 warrants at an exercise price of $1.75 that vest immediately with a term of six and one half years to a director.  The fair value of the warrants on the grant date was $979,631. Variables used in the Black-Scholes option-pricing model, include (1) 2.86% risk-free interest rate (2) 3 years term, (3) computed volatility of 189% and (4) zero expected dividends.

6)
Granted 300,000 warrants at an exercise price ranging from $1.00 to $2.00 that vest immediately with a term of five years to a consultant.  The fair value of the warrants on the grant date was $295,072. Variables used in the Black-Scholes option-pricing model, include (1) 3.57% risk-free interest rate (2) 3 years term, (3) computed volatility of 219%, and (4) zero expected dividends.

7)
Granted 700,000 warrants at an exercise price of $0.50 that vest immediately with a term of two years to a consultant.  The fair value of the warrants on the grant date was $914,077. Variables used in the Black-Scholes option-pricing model, include (1) 0.92% for risk-free interest rate (2) 3 years term, (3) computed volatility of 73% and (4) zero expected dividends.

8)
Granted 339,644 warrants at an exercise price ranging from $1.75 to $4.00 that vest immediately with a terms ranging from of two to seven years to investors.  The fair value of the warrants on the grant date was $130,914. Variables used in the Black-Scholes option-pricing model, include (1) 0.75% for risk-free interest rate (2) 3 years term, (3) computed volatility range of 51% to 172% and (4) zero expected dividends.

9)
Granted 2,037,722 warrants at an exercise price ranging from $0.43 to $4.00 that vest immediately with a term of three years to investors and consultants.  The fair value of the warrants on the grant date was $525,142. Variables used in the Black-Scholes option-pricing model, include (1) 0.75% for risk-free interest rate (2) 3 years term, (3) computed volatility ranging from 58% to 77%, and (4) zero expected dividends.

The Company recognized $3,664,535, $339,229 and $84,936, for warrant expense during fiscal years ended February 28, 2011,  2010 and 2009 respectively, associated with a prior period grants of warrants.

The summary of activity for the Company’s stock warrants for the fiscal years ended February 28, 2010, 2009 and February 29, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Balance at February 29, 2008	7,032,595	$0.89	2.24
Granted	1,337,801	$0.35
Exercised	(2,657,154)	$0.39
Forfeited/Expired	(223,403)	$0.60

Balance at February 28, 2009	5,489,839	$1.02	1.55
Granted	2,843,811	$1.71
Adjustments for anti-dilation provision	1,409,247	$0.62
Exercised	(3,860,655)	$0.54
Cancelled	(200,000)	$0.68
Forfeited/Expired	(19,231)	$1.50

Balance at February 28, 2010	5,663,011	$1.60	1.67
Granted	11,762,087	$2.70
Exercised	(4,943,939)	$0.93
Forfeited/Expired	(1,800,178)	$1.37

Balance at February 28, 2011	10,680,981	$1.63	1.87

Warrants exercisable at February 28, 2011	10,725,513	$1.65		$29,985,893

The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on February 28, 2011 and 2010 of $4.49 and $1.23 per share and the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding as of February 28, 2011 and 2010 ranged from $0.25 to $4.00.  The weighted average fair value of warrants granted was $2.70 and $0.47 for the fiscal years ended February 28, 2011 and February 28, 2010, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings and Claims

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

During fiscal year ended February 28, 2011 we continued our patent enforcement actions as described below:

Tacoda, Inc.  In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, seeking damages for alleged infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).  The case is still unresolved.

AOL, LLC, Time Warner, Inc., and Platform-A, Inc.  On September 10, 2008, we filed a complaint against AOL, LLC in the U.S. District Court, Central District of California, seeking damages for alleged infringement of our trademark BOOMBOX RADIO.  On January 21, 2009, we filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to our mark BOOMBOX RADIO, and infringement of our U.S. Patent Nos. 6,594,691 and 7,269,636.  Pursuant to a court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, so that our case against Tacoda, Inc. and this case could be adjudicated in the same court, since both cases involved the same patents.

Yahoo! Inc.  On November 16, 2009, Augme filed a Complaint against Yahoo! Inc. seeking damages for alleged infringement relating to our U.S. Patent Nos. 6,594,691 and 7,269,636, which patents relate to methods and systems for delivery of selected content from a network to a web page visitor.  The matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL.  The remedies available to us, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate us for the infringement, and costs of the action.

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice.  On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and will full infringement and to join World Talk Radio, LLC as a Counterclaim Defendant.  Augme denies that any merit exists with respect to these counterclaims and will continue to pursue the prosecution of Yahoo!'s infringement against the Company’s patent claims.

Subsequent events to fiscal year ended February 28, 2011 are described below:

On December 29, 2009, two holders of the Company’s Common Stock Purchase Warrant Agreements filed a lawsuit against the Company in the United States District Court for the Central District of California. The Complaint alleges Breach of Contract, Contractual Breach of the Implied Covenant of Good Faith and Fair Dealing, Declaratory Relief, and Injunctive Relief, related to certain Common Stock Purchase Warrant Agreements. On or about March 21, 2011, the parties executed a Settlement Agreement and Mutual Release that included the issuance by the Company of 103,094 unregistered shares of common stock and 34,406 registered shares of common stock. The matter is pending dismissal within the court.

On April 7, 2011, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On April 20, 2011, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion.

On April 29, 2011, we filed a complaint against PANDORA MEDIA, INC. in the U.S. District Court, District of Delaware, seeking damages relating to our U.S. Patent No. 7,831,690, which patents relate to an “Appliance Metaphor For Adding Media Function To A Web Page”.

On April 29, 2011, we filed a complaint against GANNETT CO., INC.; LUCIDMEDIA NETWORKS, INC.; and AOL, INC. in the U.S. District Court, Eastern District of Virginia, seeking damages relating to our U.S. Patent No. 7,783,721, which patents relate to an “Method and Code Module For Adding Function to a Web Page” and U.S. Patent No. 7,831,690, which patents relate to an “Appliance Metaphor For Adding Media Function To A Web Page”.

Operating Leases

 The Company currently leases space in two locations under non-cancellable leases, with one of them expiring in 2011 and the other in 2012.

Total rent expense under operating leases was $277,837, $144,398, and $71,121, for the years ended February 28, 2011, 2010 and 2009, respectively.

As of February 28, 2011, future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year 2012	$380,710
Fiscal year 2013	30,988
Fiscal year 2014 and thereafter	-
$411,699

12	Quarterly Information (Unaudited)

	Feb. 28, 2011	Nov. 30 2010	Aug. 31,2010	May 31, 2010	Feb. 28, 2010	Nov. 30 2009	Aug. 31, 2009	May 31, 2009
Revenue	$963,004	$853,169	$718,717	$286,323	$190,570	$71,130	$39,507	$38,694

(Loss)/income from operations	(5,949,972)	(2,833,935)	(1,957,775)	(1,736,520)	(2,586,329)	(1,535,241)	(1,378.707)	(1,074,683)
Net (loss)/income	(5,950,271)	(2,833,928)	(1,957,769)	(1,736,510)	(3,884,239)	(1,758,248)	(1,477,262)	(1,258,750)
Basic and diluted net (loss)/income per share	$(0.09)	$(.05)	$(.03)	$(.03)	$(.07)	$(.03)	$(.03)	$(.03)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ended February 28, 2011, the Company completed the following transactions:

1) 2) 3)
Issued 724,976 shares for cash in connection with the exercise of options for $721,541.

Issued 90,500 shares for cash in connection with the exercise of warrants for $116,375

Issued 166,997 shares in connection with the exercise of cashless warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding there liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,use or disposition of our assets that could have a material effect on our financial statements.anagement is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding there liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment of internal control over financial reporting, management has concluded that, as of February 28, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of February 28, 2011 has been audited by Freedman & Goldberg, an independent registered public accounting firm, as stated in their report which is included in Item 8 and incorporated by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting during the fourth quarter ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Officers And Directors	Age	Position
Paul R. Arena	53	Chief Executive Officer, Principal Financial Officer, Corporate Secretary and Director
Phillip C. Rapp	66	Chief Operating Officer
Shelly J. Meyers	51	Chairwoman of the Board of Directors
James G Crawford	36	Director
John M. Devlin	66	Director and Audit Committee Chairman
Todd E. Wilson	40	Director
David W. Reese	54	Director
Donald E. Stout	65	Director

Paul R. Arena, Chief Executive Officer, Principal Financial Officer, Corporate Secretary and Director

Mr. Arena has served as a director and officer since June 2010.  Mr. Arena has over 28 years of investment and business experience. Prior to joining our Company, from February 2002 through March 2010, Mr. Arena served as a director of Geos Communications, Inc., (formerly i2 Telecom International, Inc.) where, he was the founder and at various times, he also served as Chairman of the Board until March 2010, Chief Financial Officer until August 2009, President until August 2008 and Chief Executive Officer until April 2009.  From May 2000 to present, he served as Chairman of the Board, Chief Executive Officer, President and owner of AIM Group, Inc., an investment holding company. Mr. Arena also founded and served in various executive capacities, including Chairman of the Board and Chief Executive Officer, at Cereus Technology Partners, Inc. and its subsidiaries (May 1991 to April 2000). We believe that Mr. Arena’s executive management experience with companies that do business over the Internet and background in financial business transactions makes him qualified to serve as a director.

Phillip C. Rapp, Jr., Chief Operations Officer

Mr. Rapp has held the position of Chief Operating Officer since August 2010. During the past 20 years, Mr. Rapp has been engaged in senior executive positions in the financial services and investment industry. Previously, he was Chief Operating Officer of NextLife from July 2009 to August 2010. Before that he was a business consultant from October 2007 to October 2009.   During his tenure from May 2002 through September 2007, Mr. Rapp was Managing Director responsible for Sales and Marketing for the Institutional Execution Group (IEG) of Labranche & Co., then the New York Stock Exchange’s largest specialist company.  Prior thereto, from June 1996 to March 2002, Mr. Rapp was employed in a similar capacity for Knight Securities and from April 1993 to May 1996 where he led the effort to build the broker-dealer Sales desk into the largest in the NASDAQ Market. Mr. Rapp was in Broker Dealer sales at D.E. Shaw, a multi-billion dollar asset management company.  Mr. Rapp has extensive experience developing real estate and computer related technologies. We believe that Mr. Rapp’s executive management experience with companies that do business over the Internet and background in financial business transactions makes him qualified to serve as an officer.

Shelly J. Meyers, Chairwoman, Board of Directors

Shelly J. Meyers (MBA, CPA) has served as a director since January 2009.  Ms. Meyers has over 20 years of financial and investment experience.  Since June 2007, when she founded Palisades Management LLC, a Registered Investor Advisor, she has served as its President. Palisades Management LLC provides investment management services to high net worth individuals and institutions and strategic advisory services to corporations pertaining to corporate finance and capital market activities.  Prior to founding Palisades Management LLC, from June 2003 to June 2007 Ms. Meyers served as Executive Vice President for Pacific Global Investment Management Company (PGIMC), where she played an integral role in launching PGIMC's high net worth management business, merging the separately managed account business of Meyers Capital Management (MCM) into PGIMC in mid-2003.  Ms. Meyers founded MCM and the Meyers Investment Trust in June 1996, and managed the Trust's Meyers Pride Value Fund from inception in June 1996 to September 2001.  The Meyers Value Fund was sold to Citizens Funds in September 2001 with Ms. Meyers serving as sub-advisor until October 2002.  Ms. Meyers received her MBA from Dartmouth College’s Amos Tuck School of Business Administration.  She received her BA with a major in Political Science and minor in Economics from the University of Michigan.  Ms. Meyers was issued a CPA license by the state of California in 1990.  We believe that Ms. Meyers extensive education and background in finance makes her qualified to serve as a director and the chairwoman of the board of directors.

James G. Crawford, Director

Mr. Crawford has served as a director since March 2006. He served as Director of Interactive Production from March 2006 to July 2006, when he began to serve as our Chief Technology Officer.  He held this position until he was appointed Chief Information Officer in April 2007.  Prior to joining our company, Mr. Crawford was a founding member of Kino Interactive, LLC, a developer of enhanced communication software and digital media solutions, and AudioEye, a provider of proprietary web navigation tools for the learning disabled and visually impaired.  Mr. Crawford was appointed to our board in conjunction with the merger that was consummated on February 28, 2006 between our company, Kino Acquisition Sub, Inc. and Kino Interactive, LLC.  We believe that Mr. Crawford’s experience as a member of Kino’s management and background in technology makes him qualified to serve as a director.

John M. Devlin, Director and Audit Committee Chairman

Mr. Devlin has served as a director since March 2009. Mr. Devlin has been in the investment and asset management business for over 23 years. Before retiring from J.P. Morgan Investment Management in December 2003, he was a Senior Portfolio manager for 10 years, responsible for directing investment activity, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $20 billion in assets. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Throughout his career at J.P. Morgan, Mr. Devlin worked in all aspects of the investment and asset management business in areas such as fixed income trading and portfolio management.  Since November 2008, Mr. Devlin has been Managing Director of the American Irish Historical Society where he is responsible for managing day-to-day operations of the Society, including banking relationships, financial reporting, administration, and trustee and fund raising relationships. From January 2004 to October 2006, Mr. Devlin was the Vice Chairman of McKim & Company LLC. where he was responsible for providing strategic planning and direction for McKim & Company, a venture capital source firm for start-up companies in the $1 million to $20 million bracket. Mr. Devlin received an MBA from Pace University in 1976 and completed his undergraduate degree in Finance at Georgetown University in 1967. We believe that Mr. Devlin’s education and his experience in the finance industry makes him qualified to serve as a director.

Todd E. Wilson, Director

Mr. Wilson has served as a director since June 2010.  Mr. Wilson brings more than 15 years of experience as an investor, board member and advisor to middle-market companies.  From July 2010 to present, Mr. Wilson has held the position of Managing Director for the Office of Small Business Services for the City of Los Angeles, where he responsible for leading the City's efforts to assist small business owners and entrepreneurs.  From July 2002 to December 2009, he served as a principal in the private equity group at American Capital, Ltd., where he was responsible for over $500 million in investments.  Previously, he also served as a principal with Wind Point Partners, a Chicago-based private equity firm from July 1999 to June 2002.  During his tenure as an equity investor, Mr. Wilson has worked closely with companies to maximize shareholder value and provide significant returns on corporate investments.  Mr. Wilson also served as an investment banker at Merrill Lynch from July 1993 to June 1995 and Montgomery Securities from July 1995 to February 1997.  Mr. Wilson, who holds an undergraduate degree from The Wharton School of Business and an MBA from the Fuqua School of Business at Duke University.  We believe that Mr. Wilson’s education and experience in the finance industry makes him qualified to serve as a director.

David W. Reese, Director

Mr. Reese was appointed to our board of directors on January 4, 2011.  Mr. Reese is a member of the advisory board of Penn State's College of Information, Sciences and Technology.  He was the first advisory board chair at the inception of the College in 1999, and he continues to serve on the College’s development committee.  Mr. Reese is recognized as an Alumni Fellow, the highest honor bestowed by Penn State's Alumni Association, and he was recognized by Penn State as the Volunteer of the Year in 2004.

Having graduated from Penn State in 1978 with a B.S. degree in Accounting, Mr. Reese began a ten-year career with Deloitte & Touche, an international consulting and auditing organization, where he specialized in the consumer electronics field and served a number of industry-leading clients, including Toshiba and Panasonic.  Mr. Reese is a member of the American Institute of Certified Public Accountants.

Mr. Reese joined ACTV, Inc. in 1988 as Chief Financial Officer and was subsequently promoted to Executive Vice President in 1992, President and Chief Operating Officer in 1999, and Chairman and Chief Executive Officer in 2001.  ACTV was acquired by then Liberty Media subsidiary OpenTV, which provides high quality technology, services and end-to-end solutions that enable intuitive and personalized viewing experiences by consumers of television content on a global scale.  OpenTV, headquartered in San Francisco, is now a subsidiary of the Kudelski Group and has offices worldwide.

Mr. Reese was appointed Chairman of API Systems Inc. in 2008, a position that he continues to hold today.  API is an innovative IT solutions provider to the telecommunications and pharmaceutical industries.  The company has a recognized expertise in virtualized desktop processes and applications geared toward multinational organizations.  API Systems, headquartered in Denville, New Jersey, was founded in 1992.  We believe that Mr. Reese’s extensive experience with evolving technologies and his financial background make him well qualified to serve as a director.

Donald E. Stout, Director

Mr. Stout was appointed to our board of directors on January 4, 2011.  Mr. Stout is a member of the bars of the District of Columbia and Virginia, and he is admitted to practice before the Supreme Court of the United States, the Court of Appeals for the Federal Circuit, the Fifth Circuit of Appeals, and the U.S. Patent and Trademark Office (“USPTO”). He earned his J.D. degree (with honors) from George Washington University in 1972.

Mr. Stout was employed by the USPTO from 1968 to 1972 as an assistant examiner involved with patent applications covering radio and television technologies.  He interpreted complex technical disclosures in patents and publications involving communications technology and theory, along with principles of electrical engineering, as part of his responsibilities with the USPTO.  In 1972, Mr. Stout worked as a law clerk for two former board members of the USPTO Board of Appeals, where he assisted in deciding issues of patentability for applicants who appealed previous decisions.

From 1972 to the present, Mr. Stout's legal practice has involved all facets of intellectual property, including litigation, the provision of expert witness opinions, and the licensing and representation of clients before the USPTO in diverse technological areas, including telecommunications.  He has testified as an expert witness regarding obtaining and prosecuting patents.  Mr. Stout has written and prosecuted hundreds of patent applications in diverse technologies and has also rendered opinions on patent infringement and/or validity.

Mr. Stout has been a senior partner at the law firm of Antonelli, Terry, Stout and Kraus, LLP since 1982.  We believe that Mr. Stout’s extensive experience in the field of patents and intellectual property, makes him well qualified to serve as a director.

Board of Directors

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

The Board of Directors held telephonic and met in person for their scheduled board meetings during the fiscal year ending February 28, 2011. All or a majority of members of the Board of Directors participated in these meetings. The Board of Directors accepted the resignation of Dennis Webb and appointed Paul Arena, Todd Wilson, David Reese and Donald Stout during the fiscal year February 28, 2011.   Mr. Webb resigned from the Board effective May 17, 2010, for personal reasons.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee and Compensation Committee which committees provided guidance during the fiscal year ending February 28, 2011.

Audit Committee

The Audit Committee is comprised of John Devlin, Shelly Meyers and David Reese.  Our audit committee's main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Company has determined Mr. Devlin an independent Director, is an audit committee financial expert.

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

Code of Ethics and Whistleblower Policy

On March 11, 2010, the Company adopted Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We plan to post the Code of Business Conduct and Ethics on our website at www.augme.com under the “Investor Relations — Corporate Governance” section of the website. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

The Augme Whistleblower policy is intended to encourage Board members, staff (paid and volunteer) and others to report suspected or actual occurrence(s) of illegal, unethical or inappropriate events (behaviors or practices) without retribution.

Corporate Governance and Nominating Committee

The full Board currently performs the functions of a corporate governance and nominating committee, the purpose of which is to identify individuals qualified to become members of our board of directors consistent with criteria set by our board and to develop our corporate governance principles.

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

FAMILY RELATIONSHIPS

There are no family relationships among our directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table summarizes all compensation for the 2011, 2010 and 2009 fiscal years received by our Chief Executive Officer, our Principal Financial Officer, our three most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

					Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)

Paul R. Arena, Chief Executive Officer, Principal Financial Officer	2011	203,429	(1)		236,250	1,859,012	(6)					2,298,691

Phillip C. Rapp, Jr., Chief Operating Officer	2011	83,846	(2)			309,243	(7)					393,089

Mark Severini, former Chief Executive Officer and former Chief Financial Officer (3)	2011	58,914								105,000	(10)	163,914
	2010	121,154	(4)			397,622	(8)			6,000		524,776

David Ide, Chief Strategy Officer (5)	2011	96,064				63,461	(9)			75,000	(10)	234,525
	2010	191,247
	2009	180,000				884,480	(11)			(26,824)		1,037,656

(1) Mr. Arena was appointed on June 8, 2010.  His base salary is $275,000 per year.  This represents the portion of his base salary that was paid during the 2011 fiscal year.
(2) Mr. Rapp was appointed on August 12, 2010.  His base salary is $150,000 per year.  This represents the portion of his base salary that was paid during the 2011 fiscal year.
(3) Mr. Severini resigned on June 8, 2010.
(4) Mr. Severini’s base salary was $150,000 per year.  He began his employment with us on May 21, 2009.  This represents the portion of his base salary that was paid during the 2010 fiscal year.
(5) Mr. Ide resigned on August 31, 2010.
(6) The value of the option grant was computed using the Black Scholes Option Pricing Model using the following assumptions:
option granted for 2 million shares on 6/8/10 with a 5 year term and $1.00 exercise price with a value of $1,321,723 + option granted for 1 million shares on 9/7/10 with a 5 year term and $1.47 exercise price with a value of $537,289 = $1,859,012.
(7) The value of the option grant was computed using the Black Scholes Option Pricing Model using the following assumptions:
option granted for 500,000 shares on 8/12/10 with a 5 year term and $1.30 exercise price with a value of $279,612 + option granted for 75,000 shares on 1/5/11 with a 5 year term and $3.00 exercise price with a value of $29,631 = $309,243.
(8) The value of the option grant was computed using the Black Scholes Option Pricing Model using the following assumptions:
option granted for 400,000 shares on 12/7/09 with a 4.5 year term and $1.69 exercise price with a value of $397,622.
(9) The value of the option grant was computed using the Black Scholes Option Pricing Model using the following assumptions:
option granted for 100,000 shares on 6/24/10 with a 5 year term and $1.00 exercise price with a value of $63,461.
(10) Represents compensation paid in connection with the termination of the officer’s employment.
(11) The value of the option grant was computed using the Black Scholes Option Pricing Model using the following assumptions:
option granted for 475,000 shares on 8/12/10 with a 5 year term and $1.50 exercise price with a value of $884,480.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Other than as discussed below in “Employment Agreements,” and in the section of this Annual Report titled “Certain Relationships and Related Transactions” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a Named Executive Officer at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer, or a change in control of our company or a change in the Named Executive Officer's responsibilities following a change in control.

Compensation Discussion and Analysis

The following discussion and analysis is intended to provide an understanding of the compensation earned by each of our Named Executive Officers.

Total compensation for each of the Named Executive Officers is reviewed and approved annually by the Compensation Committee, the members of which are Mr. Devlin, Ms. Meyers and Mr. Wilson, none of whom has been an officer or employee of our Company.  The board of directors excuses Named Executive Officers who are also directors from meetings during which the Named Executive Officer’s compensation is discussed or voted upon, and each Named Executive Officer and director abstains from voting on any matter which effects him or her individually.

Compensation Philosophy

The objectives of the Company’s compensation program are to (1) attract, motivate, develop and retain top quality executives who will increase long-term stockholder value and (2) deliver competitive total compensation packages based upon the achievement of both Company and individual performance goals.  The Company expects its executives to balance the risks and related opportunities inherent in its industry and in the performance of his or her duties and to share the upside opportunity and the downside risks once actual performance is measured.

To achieve the above goals, the Compensation Committee has set forth a compensation program for its Named Executive Officers that is reviewed annually.  It includes the following elements:

• base salary;
• annual cash incentive bonuses;
• share-based compensation; and
• health and other benefits.

In order to maintain a competitive compensation program for our Named Executive Officers, the Compensation Committee, on an annual basis, performs the following: (a) reviews compensation practices to assure fairness, relevance, support of the strategic goals of the Company and contribution of the Named Executive Officer to the creation of long-term stockholder value, (b) considers the relevant mix of compensation based upon three components, each an important factor — base salary, annual or intermediate incentives and long-term compensation, including stock options and (c) implements a compensation plan that reasonably allocates a portion of the Named Executive Officer’s total compensation through incentives and other forms of longer-term compensation linked to Company and individual performance and the creation of stockholder value, including stock option awards and programs.

Factors Considered In Determining Compensation

The Compensation Committee reviews executive compensation levels for our Named Executive Officers on an annual basis to ensure that they remain competitive within the industry.  The overall value of the compensation package for a Named Executive Officer is determined by the Compensation Committee, in consultation with the board of directors.  The factors considered by the Compensation Committee include those related to both the overall performance of the Company and the individual performance of the Named Executive Officer.  Consideration is also given to comparable compensation data for individuals holding similarly responsible positions at other and peer group companies in determining appropriate compensation levels.

With respect to long-term incentive compensation to be awarded to Named Executive Officers, any such awards are granted only upon the written approval of the Compensation Committee.

Elements of Executive Compensation

As discussed above, the Company’s compensation programs for our Named Executive Officers are based on four components: base salary, annual cash incentives, stock-based compensation and retirement, health and other benefits; each intended as an important piece of the overall compensation.

Base Salary

Base salary is used to attract and retain the Named Executive Officers and is determined using comparisons with industry competitors and other relevant factors including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, and the ability to replace the individual.  Salaries for the Named Executive Officers are reviewed by the Compensation Committee and the board of directors on an annual basis. Changes to base salaries, if any, are affected primarily by individual performance.

Annual Bonuses

Annual bonuses are intended to be a component of a Named Executive Officer’s compensation package.  The amount of annual bonus compensation to be awarded to each Named Executive Officer (if any) is determined by the Compensation Committee, upon recommendation by the Chief Executive Officer.  While the Chief Executive Officer and the Compensation Committee consider the Company’s overall performance and each individual’s performance when determining the amount of bonus to award, there is no predefined written plan, acknowledged by the recipient, with respect to performance measures that obligates the Company to pay an annual bonus, and the Compensation Committee retains absolute discretion to award bonuses and to determine the amount of the bonuses.

Share-Based Compensation (Long-Term Incentive Compensation; Stock Options)

Share-based long-term incentive compensation awarded to Named Executive Officers has been and is provided through the issuance of stock options.  Stock options are an important element of the Company’s long-term incentive programs.  The primary purpose of stock options is to provide the Named Executive Officers and other employees with a personal and financial interest in the Company’s success through stock ownership, thereby aligning the interests of such persons with those of our stockholders.  The Compensation Committee believes that the value of stock options will reflect the Company’s financial performance over the long-term.  Because the Company’s stock option program provides for a vesting period before options may be exercised and, in general, an exercise price based on the fair market value as of the date of grant, employees benefit from stock options only when the market value of the common shares increases over time.

Share-based awards typically consist of options to purchase common stock that vest over three to five years and have a term of five to ten years.  The Company has approximately 746,433 options that expire in more than five years and all options expire within eight and one-half years.

The Company’s long-term incentive programs are generally intended to provide rewards to Named Executive Officers only if value is created for stockholders over time and the Named Executive Officers continue in the employ of the Company.  The Compensation Committee believes that employees should have sufficient holdings of the Company’s common stock so that their decisions will appropriately foster growth in the value of the Company.  The Compensation Committee reviews with the Chief Executive Officer the recommended individual awards and evaluates the scope of responsibility, strategic and operational goals of individual contributions in making final awards.

With respect to the share-based compensation, the Company recognizes stock compensation expense based on the Statement of Financial Accounting Standard 123R “Share-Based Payments” (“SFAS 123R”).  SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The Company uses the Black-Scholes option-pricing model to determine the grant date fair value.  The Company ensures that stock option awards approved by the Compensation Committee will be granted subsequent to any planned release of material non-public information.  The Company has not engaged in amending, cancelling or re-pricing stock options awarded to its Named Executive Officers.

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

The Company does not provide any additional perquisites to the Named Executive Officers, other than which is included in the Summary Compensation Table above. The total of all perquisites to any Named Executive Officer did not equal or exceed $10,000 for the 2011 fiscal year.

Employment Agreements and Compensation Arrangements

Employment Agreement with Paul R. Arena

In connection with the appointment of Paul R. Arena as our Chief Executive Officer and Principal Financial Officer, we entered into an Employment Agreement with Mr. Arena on June 8, 2010.  The term of the Employment Agreement is 36 months commencing on June 8, 2010, and we may renew the Employment Agreement for another 12-month period thereafter.

For his services as Chief Executive Officer and Principal Financial Officer, Mr. Arena will receive compensation in the form of a base salary of $275,000 during the first 12 months of his employment, $350,000 during the second 12 months of his employment, and $425,000 during the third 12 months of his employment.  If the Employment Agreement is renewed for a fourth period of 12 months, then Mr. Arena’s base salary will be increased by a minimum of 10% from the prior 12 months’ base salary or by a higher amount as determined by the board of directors.  If, however, we do not reach a positive or breakeven cash flow or we do not become profitable through extraordinary gains, then Mr. Arena’s base salary for the second, third, and fourth (if any) 12-month periods will remain at $275,000 until such time as we reach a positive or breakeven cash flow or become profitable through extraordinary gains.  Mr. Arena will receive bonus compensation upon meeting performance goals and objectives to be mutually agreed upon by Mr. Arena and the board of directors in advance of the relevant performance period.

Mr. Arena will receive 1% of the net consideration received by the Company or our stockholders for the following events that occur during Mr. Arena’s employment or service as a member of the board of directors or during the 12-month period following his removal from the board or termination as an employee:

·
a change of control of the Company or the acquisition of all or substantially all of our business or assets as a result of a sale or exchange of stock, a merger, a consolidation or other business combination, sale or exclusive license of assets, or similar transactions; and

·
Mr. Arena’s participation in the realization of the monetization of our intellectual property either through (a) a settlement agreement, (b) a license agreement except for licenses entered into in the ordinary course of business, or (c) an asset sale.  If, however, the monetization of our intellectual property occurs during the 12-month period following the termination of Mr. Arena’s employment for cause, Mr. Arena will not be entitled to the 1% net consideration.

Mr. Arena is also received an initial grant of 5-year options to purchase 2,000,000 shares of our common stock at an exercise price of $1.00 per share.  Vesting of these options will occur according to the following schedule:  the right to purchase 500,000 shares vested immediately upon grant; the right to purchase 1,500,000 shares vests one-thirty sixth per month over a three year period starting on June 8, 2010.  Mr. Arena is entitled to receive additional options to purchase shares of our common stock as determined by the board from time to time.  Any stock options held by Mr. Arena will immediately vest in full at the time of a change of control.

We also agreed to issue an aggregate 225,000 restricted shares of our common stock to Mr. Arena according to the following schedule:  6,250 shares at the end of each thirty-day period during the initial term of the Employment Agreement.  For Mr. Arena’s participation in securing either cumulative revenues in any fiscal year, an intellectual property related settlement agreement, an intellectual property related license agreement (except for licenses entered into in the ordinary course of business), or an asset sale during his period of employment (each a “Stock Acceleration Event”), we will, for each $10 million that we receive as a result of any Stock Acceleration Event, issue to Mr. Arena 75,000 restricted shares of common stock, which will reduce by the same amount the balance of undelivered shares owed as part of the issuance of an aggregate 225,000 shares.

Mr. Arena also purchased 25,000 restricted shares of our common stock at $1.00 per share for an aggregate purchase price of $25,000.  This purchase entitled Mr. Arena to 3-year warrants exercisable for an aggregate 12,500 shares of our common stock at $1.25 per share.

We may terminate Mr. Arena’s employment for any reason without cause by providing Mr. Arena with 30 days’ prior written notice.  In the event of a termination by us without cause, Mr. Arena is entitled to severance in the amount of his then-current base salary, plus accrued but unpaid vacation time, accrued but unpaid benefits, and reimbursement of all unpaid business expenses, for a period of the greater of (i) 6 months and (ii) the remainder of the initial 36-month term or subsequent twelve-month term, whichever the case may be.

We may terminate Mr. Arena’s employment for any of the following reasons at any time upon delivery of written notice to Mr. Arena: (a) material fraud, gross malfeasance, gross negligence, or willful misconduct done in bad faith with respect to our business affairs, (b) refusal or repeated failure to follow our established reasonable and lawful policies, (c) material breach of the Employment Agreement by Mr. Arena, and (d) conviction of a felony or crime involving moral turpitude.  Termination for cause based on (a) through (c) in this paragraph will take effect 30 days after Mr. Arena receives written notice from us unless Mr. Arena remedies, to be determined in our sole discretion, the events or circumstances constituting cause for termination.  In the event of a termination for cause, Mr. Arena will not entitled to a severance payment.

Compensation Arrangement with Phillip C. Rapp, Jr.

On August 12, 2010 we retained the services of Phillip Charles Rapp, Jr. as our Chief Operating Officer at an annual salary of $150,000.00.  Because Mr. Rapp is required to travel to the various sites where our operations are located, we also reimburse Mr. Rapp for these expenses.  We granted an option to Mr. Rapp to purchase 500,000 shares of our common stock at an exercise price of $1.30 per share.  The right to purchase the common stock vests one-thirty sixth per month over a three year period starting August 12, 2010.  The option has a term of 5 years.

Mr. Rapp is also eligible to receive certain performance-based bonuses, subject to his attainment of the following performance targets:

·	if the Company achieves $5 million in gross revenues, Mr. Rapp’s bonus will be $50,000; and
·	if the Company achieves an additional $5 million in gross revenues, Mr. Rapp’s bonus will be $50,000.

Any payment of a bonus will be made in accordance with the Company’s standard payroll practices and procedures following the conclusion of the Company’s fiscal year-end. Any decision or judgment regarding Mr. Rapp’s right or entitlement to a bonus will be made by the Company in the sole discretion of the Company’s management.

On January 4, 2011, we granted an option to Mr. Rapp to purchase 75,000 shares of our common stock at an exercise price of $3.00 per share.  The right to purchase the common stock vests one-thirty sixth per month over a three year period starting on the grant date.

During his employment, Mr. Rapp is entitled to customary employee benefits, subject to plan or program eligibility requirements, which includes paid vacation and a medical insurance plan.

Separation and Release Agreements

During the 2011 fiscal year we entered into Separation and Release Agreements with four former employees.  Information about these agreements is included in the section of this Annual Report titled “Certain Relationships and Related Transactions.”

Outstanding Equity Awards at February 28, 2011

The following table sets forth certain information concerning unexercised stock options for each Named Executive Officer at February 28, 2011.

Outstanding Equity Awards at Fiscal Year End

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Paul R. Arena	833,336	1,166,664		$1.00	6/8/2015
Paul R. Arena	1,000,000	0		$1.47	9/7/2015
Paul R. Arena Phillip C. Rapp, Jr.	97,222	402,778		$1.30	8/12/2015	175,000	602,000
Phillip C. Rapp, Jr.	2,084	72,916		$3.00	1/5/2016
Mark Severini David Ide David Ide	400,000 475,000 100,000	0 0 0		$1.69 $1.50 $1.00	6/15/2014 2/28/2014 6/24/2015

Options Exercised and Stock Vested

The table below provides information concerning each exercise of stock options (or similar instruments) and vesting of stock, including restricted stock and similar instruments, during the last completed fiscal year for each of the Named Executive Officers:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise ($)	Number of shares acquired on vesting	Value realized on vesting ($)

David Ide	300,000	$639,000

Director Compensation

We do not pay our directors cash fees for serving on our board.  During the 2011 fiscal year, we granted to our directors a number of options and warrants to purchase shares of our common stock.  The warrant agreements are described in the section of this Annual Report titled “Certain Relationships and Related Transactions”. The option grants are discussed below:

Quarterly Option Grants

As of November 30, 2010, all of our directors, with the exception of Mr. Arena, receive grants of options to purchase 6,000 shares of our common stock on the last day of each quarter, so long as they are serving as a director on that date.  The price per share equals the 20-day trading average closing price of our common stock, computed from the last day of the quarter.  These options have terms of 5 years.  The right to purchase the shares vests in equal increments over a period of 36 months.

June 8, 2010 Option Grants

On June 8, 2010 we granted to Mr. Devlin an option to purchase 100,000 shares of our common stock at a price of $1.00 per share.  On that same date we granted to Ms. Meyer and Mr. Wilson options to purchase 300,000 shares of our common stock at a price of $1.00 per share.  The right to purchase the common stock vests in increments of 33.33% on the first, second and third anniversaries of the date of grant.  The options each have a term of 5 years.  The value of these options on the date of grant were $66,086 and $198,258, respectively.

June 24, 2010 Grant

On June 24, 2010 we granted to Mr. Crawford an option to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share.  The term of the option is 5 years.  The right to purchase the common stock vests one-thirty sixth per month over a three-year period starting on June 24, 2010.  The value of this option on the date of grant was $63,461.

September 7, 2010 Option Grants

On September 7, 2010 we granted to Ms. Meyers an option to purchase 483,333 shares of our common stock, to Mr. Devlin an option to purchase 150,000 shares of common stock and to Mr. Wilson an option to purchase 25,000 shares of common stock.  The options have an exercise price of $1.47 per share.  The right to purchase the common stock vested one-half on the date of grant and one-half on the first anniversary of the date of grant as to the options granted to Ms. Meyers and Mr. Devlin.  The right to purchase the common stock vests in increments of 33.33% on the first, second and third anniversaries of the date of grant as to the option granted to Mr. Wilson.  We also granted to Mr. Arena an option to purchase 1,000,000 shares of our common stock.  The options have an exercise price of $1.47 per share.  The right to purchase the common stock vested upon the 30 day average closing price of our common stock being $3.25 per share or higher. The options each have a term of 5 years.  The value of the options on the date of grant was $259,689, $80,593, $13,432 and $537,289, respectively.

Grants to Messrs. Stout and Reese

On January 4, 2011 we issued letters to Don Stout and David Reese, directors, granting to each of them, effective January 10, 2011, an option to purchase 300,000 shares of our common stock at an exercise price of $2.85 per share.  The term of each option is 5 years.  The right to purchase the common stock vests on a monthly basis as to 1/36 of the shares granted.  Beginning on February 28, 2011, Mr. Stout and Mr. Reese also began to receive a quarterly option grant of 6,000 shares of our common stock.  The exercise price of these options will be the 20-day trailing average closing price from the last day of the quarter.  The right to purchase the common stock also vests on a monthly basis as to 1/36 of the shares granted.  The value of the options on the date of grant was $119,798 and $2,023, respectively.

All of the option agreements issued to Ms. Meyers and to Messrs. Devlin, Wilson, Reese and Stout as well as the September 7, 2010 option agreement issued to Mr. Arena include provisions that state that, in the event of a control change, as defined in the agreements, any unvested options will immediately vest as follows:  (i) if the transaction has a value of at least $10 million but no more than $24,999,999.99, then one-half of the unvested options will vest; (ii) if the transaction has a value of at least $25 million, then 100% of the unvested options will vest.  Furthermore, the offer letters issued on June 8, 2010 to Mr. Wilson and on January 4, 2011 to Messrs. Stout and Reese also include a provision stating that, in the event that we enter into a transaction whereby, directly or indirectly, control of the Company or all or substantially all of our business or assets is acquired in a sale or exchange of stock, merger, consolidation or other business combination, or a sale or exclusive license of assets or a similar transaction, these individuals will receive a fee of 1% of the aggregate consideration received by us or our stockholders, exclusive of costs and expenses incurred in the transaction.  The fee will be payable so long as the individual is a member of our board of directors when the transaction closes or if the transaction closes during the 6 month period following his or her removal from the board.

            The following chart reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended February 28, 2011.

Director Compensation

						Change in Pension Value and Nonqualified Deferred Compensation Earnings

					Non- Equity Incentive Plan Compensation
	Fees Earned or Paid in Cash
			Option / Warrants Awards
		Stock Awards					All other

Name	($)	($)	($)	Ref.	($)	($)	($)	Total ($)

Shelly J. Meyers			$198,258	1				$198,258
Shelly J. Meyers			$259,689	2				$259,689
Shelly J. Meyers			$2,575	3				$2,575
Shelly J. Meyers			$2,023	4				$2,023
Shelly J. Meyers			$925,028	5				$925,028

James G. Crawford	$137,667		$72,131	6				$209,804
James G. Crawford			$456,516	7				$456,516
James G. Crawford			$63,461	8				$63,461
James G. Crawford			$29,458	9				$29,458
James G. Crawford			$465,464	10				$465,464

John M. Devlin			$66,086	11				$66,086
John M. Devlin			$80,593	12				$80,593
John M. Devlin			$2,575	3				$2,575
John M. Devlin			$2,023	4				$2,023
John M. Devlin			$294,240	13				$294,240
John M. Devlin			$139,639	14				$139,639
John M. Devlin			$45,346	15				$45,346

Todd E. Wilson			$198,258	16				$198,258
Todd E. Wilson			$3,384	17				$3,384
Todd E. Wilson			$13,432	18				$13,432
Todd E. Wilson			$2,575	3				$2,575
Todd E. Wilson			$2,023	4				$2,023

David W. Reese			$119,798	19				$119,798
David W. Reese			$2,023	4				$2,023

Donald E. Stout			$119,798	19				$119,798
Donald E. Stout			$2,023	4				$2,023

The value of the option grant was computed using the Black Scholes Option Pricing Model using the following assumptions:

(1) Option was granted on 6/8/10 for 300,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.00.
(2) Option was granted on 9/7/10 for 483,333 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.47.
(3) Option was granted on 11/30/10 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.54.
(4) Option was granted on 2/28/11 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $3.90.
(5) Warrant was granted on 6/17/10 for 1,750,000 shares with a 5 year term, 2/3 vested, 1/3 vesting on the first anniversary and an exercise price of $1.75.
(6) Option was granted on 10/24/06 for 125,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $0.62.
(7) Option was granted on 2/28/09 for 250,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.50.
(8) Option was granted on 6/24/10 for 100,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.00.
(9) Option was granted on 1/5/11 for 75,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $3.00.
(10) Warrant was granted on 7/1/10 for 761,804 shares with a 5 year term, 50 vested, 50 vesting on the first anniversary and an exercise price of $1.00.
(11) Option was granted on 6/8/10 for 100,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.00.
(12) Option was granted on 9/7/10 for 150,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.47.
(13) Warrant was granted on 5/21/09 for 300,000 shares with a 3 year term, completely vested and an exercise price of $1.75.
(14) Warrant was granted on 7/1/10 for 228,541 shares with a 5 year term, 50 vested, 50 vesting on the first anniversary and an exercise price of $1.00.
(15) Warrant was granted on 11/30/10 for 152,361 shares with a 5 year term, vested and an exercise price of $2.44.
(16) Option was granted on 6/8/10 for 300,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.00.
(17) Option was granted on 8/31/10 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.54.
(18) Option was granted on 9/7/10 for 25,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.47.
(19) Option was granted on 1/10/11 for 300,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.85.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The following describes all transactions since March 1, 2010 and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

On April 22, 2009 we entered into an employment agreement with David Ide, our former Chief Strategy Officer.  Unless otherwise terminated, the employment agreement was to expire on October 15, 2011.  Pursuant to the employment agreement, Mr. Ide’s initial base salary was $150,000 per year, however, if the Company raised no less than $1,500,000 through the sale of debt or equity securities, then Mr. Ide’s base salary was to be increased to $180,000 per year. On August 31, 2010, we entered into a Separation and Release Agreement with David Ide.  Pursuant to the agreement, effective August 31, 2010, Mr. Ide’s position as Chief Strategy Officer and his employment agreement terminated.  Mr. Ide also resigned from the board of directors.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Ide severance payments in the amount of $12,500 per month for the period beginning on September 1, 2010 and ending on July 1, 2011.  We also reimbursed $1,426.75 in business expenses and allowed Mr. Ide to retain a computer, Blackberry and iPhone.  Finally, except as provided below, Mr. Ide agreed not to sell or transfer any of the Company’s securities (with the exception of certain permitted transfers, such as for estate planning purposes) until June 30, 2011.  Mr. Ide is permitted to sell up to 22,500 shares of common stock per month and, during the first four 30-day periods following his agreed lock-up, he may exercise a warrant and sell up to 11,875 shares of common stock.  Mr. Ide is also permitted to transfer 100,000 shares of common stock to his former spouse in conjunction with the dissolution of his marriage.  We have released Mr. Ide from any and all claims we may have had against him relating to his employment. Mr. Ide resigned his position on August 31, 2010.

On May 19, 2009 we entered into an employment agreement with Mark Severini, our former Chief Executive Officer.  Pursuant to the employment agreement, Mr. Severini was paid $150,000 per year as his base salary and, at the discretion of the board of directors, could be eligible to receive a cash bonus in the amount of no more than 33% of his base salary.  He also received a grant of an option to purchase 500,000 shares of our common stock at an exercise price of $1.69 per share.  The option had a term of 10 years and the right to purchase the shares vested in equal increments over a period of 36 months.  The value of the option on the date of grant was $397,622. The number of option shares, the vesting of the option and the term of the option were modified in conjunction with the execution by Mr. Severini of the Separation and Release. On June 8, 2010, we entered into a Separation and Release Agreement with Mark Severini.  Pursuant to the agreement, effective June 15, 2010, Mr. Severini’s position as Chief Executive Officer and his employment agreement terminated.  Mr. Severini also resigned from the board of directors. In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Severini a total of $180,000 (the “Severance Payment”), which payment is to be made in installments over a period of 13 months.  We also reimbursed $1,500 in business expenses and allowed Mr. Severini to retain a computer.  Mr. Severini also agreed to reduce the number of option shares granted to him pursuant to his employment agreement from 500,000 shares to 400,000 shares, to reduce the term of the option so that it will expire on June 15, 2014 and to vest the right to purchase the option shares in two equal increments.  The right to purchase one-half of the option shares vested on the date that the Separation and Release Agreement was executed.  The right to purchase the remaining one-half of the option shares will vest on the date that we pay the final installment of the Severance Payment.  Finally, Mr. Severini agreed not to sell or transfer any of the Company’s securities (with the exception of certain permitted transfers, such as for estate planning purposes) until July 15, 2011.  We have released Mr. Severini from any and all claims we may have had against him relating to his employment. Mr. Severini resigned his position on June 8, 2010.  His resignation was effective on June 15, 2010.

On May 21, 2009 our board of directors authorized the issuance of a warrant to John Devlin, Jr., a director.  The grant was for the purchase of 300,000 shares of common stock at a price of $1.75 per share.  We issued the warrant agreement on January 25, 2011.  The warrant has a term of 3 years.  The value of the warrant on the date of grant was $294,240.

On July 15, 2009, we entered into an employment agreement with James Lawson, our former Chief Legal Officer.  Pursuant to the employment agreement, Mr. Lawson was paid $140,000 per year as his base salary and, at the discretion of the board of directors, could be eligible to receive a cash bonus in the amount of no more than 33% of his base salary.  He also received a grant of options to purchase 350,000 shares of our common stock at an exercise price of $3.90 per share as to 250,000 shares and $1.63 per share as to 100,000 shares.  The options had a term of 10 years and the right to purchase the shares vested in equal increments over a period of 36 months.  The value of the options on the dates of grant, which were July 8, 2009 and December 7, 2009 were $942,256 and $153,145, respectively. On June 16, 2010, we entered into a Separation and Release Agreement with James Lawson.  Pursuant to the agreement, effective June 16, 2010, Mr. Lawson’s position as Chief Legal Officer and his employment agreement terminated.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Lawson a severance payment in the amount of $11,666.66 per month for the period beginning on June 16, 2010 and ending on March 16, 2011.  We also reimbursed $3,285.60 in business expenses, and agreed to pay his COBRA benefits until March 16, 2011.  Mr. Lawson, who had been granted options to purchase a total of 400,000 shares of common stock, agreed to shorten the term of the options so that they will expire on June 16, 2014 and to vest the right to purchase the option shares in two equal increments.  The right to purchase one-half of the option shares vested on the date that the Separation and Release Agreement was executed.  The right to purchase the remaining one-half of the option shares will vest on the date that we pay the final installment of the severance payment, March 16, 2011.  Finally, Mr. Lawson agreed not to sell or transfer any of the Company’s securities (with the exception of certain permitted transfers, such as for estate planning purposes) until March 16, 2011.  We have released Mr. Lawson from any and all claims we may have had against him relating to his employment. Mr. Lawson resigned his position on June 16, 2010. We also entered into a Consulting Agreement with Mr. Lawson on June 16, 2010, pursuant to which he agreed to provide legal consulting services to us for a period of 6 months.  We paid him $5,000 per month for his services and reimbursed him the sum of $386 per month for the lease of an office.  The Consulting Agreement has expired.

On August 3, 2009, we entered into an employment agreement with Scott Russo, our former Chief Operating Officer.  Pursuant to the employment agreement, Mr. Russo was paid $140,000 per year as his base salary and, at the discretion of the board of directors, could be eligible to receive a cash bonus in the amount of no more than 33% of his base salary.  He also received a grant of options to purchase 350,000 shares of our common stock at an exercise price of $3.90 per share as to 250,000 shares and $1.63 as to 100,000 shares.  The options had a term of 10 years and the right to purchase the shares vested in equal increments over a period of 36 months.  The value of the options on the dates of grant, which were July 8, 2009 and December 7, 2009, were $942,256 and $153,145, respectively.  The number of option shares, the vesting of the option and the term of the option were modified in conjunction with the execution by Mr. Russo of the Separation and Release Agreement discussed below. On July 9, 2010, we entered into a Separation and Release Agreement with Scott Russo.  Pursuant to the agreement, effective July 9, 2010, Mr. Russo’s position as Chief Operations Officer and his employment agreement terminated.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Russo a severance payment in the amount of $11,666.66 per month for the period beginning on July 9, 2010 and ending on April 9, 2011.  We also reimbursed $845.34 in business expenses, allowed Mr. Russo to retain a computer and agreed to pay his COBRA benefits until April 9, 2011.  Mr. Russo, who had been granted options to purchase a total of 350,000 shares of common stock, agreed to shorten the term of the options so that they will expire on July 9, 2014 and to vest the right to purchase the option shares in two equal increments.  The right to purchase one-half of the option shares vested on the date that the Separation and Release Agreement was executed.  The right to purchase the remaining one-half of the option shares will vest on the date that we pay the final installment of the severance payment, April 9, 2011.  Finally, Mr. Russo agreed not to sell or transfer any of the Company’s securities (with the exception of certain permitted transfers, such as for estate planning purposes) until April 9, 2011.  We have released Mr. Russo from any and all claims we may have had against him relating to his employment. Mr. Russo resigned his position on July 9, 2010.

On January 1, 2010, Augme executed an Asset Purchase Agreement, to dispose of certain tangible and intangible assets and certain liabilities and to transfer certain obligations related to our Internet Radio services.  This transaction transferred the business operations of our Internet Radio services to World Talk Radio, LLC, an Arizona based limited liability company (“WTR”) to be owned and operated by VoiceAmerica.  Jeffrey Spenard, a former director and employee of ours owns a majority interest in World Talk Radio, LLC.

On June 9, 2010, we granted to James Lawson, our former Chief Legal Officer, an option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share.  The term of the option is 5 years.  The right to purchase the common stock vests as to 33.3% of common stock at the end of each of the 3 years following the grant date.  The value of this option on the date of grant was $33,067.

On June 15, 2010, we granted to Palisades Management, LLC, which is an entity controlled by Shelly Meyers, a director, a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $1.75 per share.  The right to purchase the common stock vested as to two-thirds of the shares on the date of grant and as to one-third of the shares on the first anniversary of the date of grant.  The warrant has a term of 5 years.  The value of the warrant on the date of grant was $925,028.

On June 24, 2010, we granted to David Ide, our former Chief Strategy Officer, an option to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share.  The term of the option is 5 years.  The right to purchase the common stock vested on the grant date.  The value of this option on the date of grant was $63,461.

On July 1, 2010, we granted to David Ide, our former Chief Strategy Officer, a warrant to purchase 761,804 shares of our common stock at an exercise price of $1.00 per share.  The term of the warrant is 5 years.  The value of the warrant on the date of grant was $465,464.

On July 1, 2010, we granted to John Devlin, Jr., a director, a warrant to purchase 228,541 shares of our common stock at an exercise price of $1.00 per share.  The term of the warrant is 5 years.  The right to purchase the common stock vested one-half on the date of issuance and one-half on the first anniversary of the date of issuance.  The value of the warrant on the date of grant was $139,639.

On September 7, 2010, we granted to Paul R. Arena, our current Chief Executive Officer, Principal Financial Officer and a director, an option to purchase 1 million shares of our common stock at an exercise price of $1.47 per share.  The right to purchase the common stock vested on the date that the average 30-day closing price of our common stock was at least $3.25, which occurred on or about January 24, 2010.  The value of this option on the date of grant was $537,289.

On November 30, 2010, we granted to John Devlin, a director, a warrant to purchase 152,361 shares of our common stock at an exercise price of $2.44 per share.  The term of the warrant is 3 years.  The value of the warrant on the date of grant was $190,357

Certain of our current officers and directors have employment agreements with us.  See the section of this Annual Report titled “Executive Compensation” for a discussion of these agreements.

Director Independence

With the exception of Mr. Arena and Mr. Crawford, all of our remaining directors are independent, as that term is defined under the rules of the NASDAQ Capital Market.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth certain information, as of May 6, 2011, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each Named Executive Officer, and (6) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of May 13, 2011.  Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 69,808,604 shares of common stock outstanding as of May 13, 2011 plus, for each individual, any securities that individual has the right to acquire within 60 days of May 13, 2011.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors

Common Stock	Paul R. Arena, Chief Executive Officer, Principal Financial Officer and director	1,927,086(3)	2.76

Common Stock	Phillip C. Rapp, Jr., officer	235,410(4)	.34

Common Stock	Shelly J. Meyers, director	1,822,722(5)	2.61

Common Stock	John M. Devlin, director	737,099 (6)	1.06

Common Stock	James G. Crawford, director	2,474,502(7)	3.54

Common Stock	Todd E. Wilson, director	80,667(8)	.12

Common Stock	David W. Reese, director	16,667 (9)	.02

Common Stock	Donald E. Stout, director	60,417 (10)	.09

	All directors and officers as a group	7,354,570	10.54

Beneficial Owners of More than 5% of our Common Stock

	Not applicable	N/A

*Less than 1%.
(1) Unless otherwise indicated, the address of the beneficial owner is c/o Augme Technologies, Inc., 43 West 24th Street, 11th Floor, New York, New York 10010.
(2) Percentage based upon 69,808,604 shares of our common stock outstanding as of May 13, 2011.
(3) Mr. Arena holds an option to purchase 2,000,000 shares of common stock of which the right to purchase 833,336 shares has vested, an option to purchase 1,000,000 shares of common stock of which is fully vested and, a warrant to purchase 12,500 shares of common stock of which is fully has vested.  He also holds owns a total of 93,750 shares of common stock included in the table.
(4) Mr. Rapp holds an option to purchase 500,000 shares of common stock of which the right to purchase 83,334 shares has vested, an option to purchase 75,000 shares of common stock of which the right to purchase 2,084 shares has vested and, a warrant to purchase 50,000 shares of common stock of which is fully has vested.  He also holds owns a total of 100,000 shares of common stock.
(5) Ms. Meyers holds an option to purchase 6,000 shares of common stock of which the right to purchase 500 shares has vested, an option to purchase 483,333 shares of common stock of which the right to purchase 80,556 shares has vested, she also holds an option to purchase 300,000 shares of common stock of which the right to purchase 75,000 shares has vested, and an option to purchase 6,000 shares of common stock, no part of which has vested and, through Palisades Management, LLC, an entity controlled by her, she holds a warrant to purchase 1,750,000 shares of common stock of which the right to purchase 1,166,666 shares has vested.  She also holds an option to purchase 6,000 shares of common stock, no part of which has vested. Ms. Meyers has voting power over 9,500 shares of common stock.

(6) Mr. Devlin holds a fully vested warrant to purchase 300,000 shares of common stock, a warrant to purchase 228,541 shares of common stock of which the right to purchase 114,271 shares of common stock has vested, a fully vested warrant to the purchase of 152,361 shares of common stock, an option to purchase 150,000 shares of common stock, of which the right to purchase 29,167 shares has vested; an option to purchase 6,000 shares of common stock, of which the right to purchase 500 shares has vested; and an option to purchase 100,000 shares of common stock of which the right to purchase 25,000 shares has vested.  Mr. Devlin also holds an option to purchase 100,000 shares of common stock, no part of which has vested and an option to purchase 6,000 shares of common stock, no part of which has vested. He also holds owns a total of 115,800 shares of common stock included in the table.
(7) Mr. Crawford holds an option to purchase 125,000 shares of common stock of which is fully vested holds an option to purchase 250,000 shares of common stock of which the right to purchase 166,680 shares has vested, an option to purchase 100,000 shares of common stock of which the right to purchase 19,446 shares has vested, he also holds an option to purchase 75,000 shares of common stock of which has 2,084 shares has vested, he holds a warrant to purchase 761,804 shares of common stock of which the right to purchase 380,902 shares has vested.  He also holds owns a total 1,780,390 shares of common stock.
(8) Mr. Wilson holds an option to purchase 6,000 shares of common stock of which the right to purchase 1,000 shares has vested; an option to purchase 6,000 shares of common stock of which the right to purchase 500 shares has vested; an option to purchase 300,000 shares of common stock of which the right to purchase 75,000 shares has vested, an option to purchase 25,000 shares of common stock of which the right to purchase 4,167 shares has vested.
(9) On January 4, 2011 Mr. Reese received a stock option grant, effective on January 10, 2011, for the purchase of 300,000 shares of common stock at an exercise price of $2.85 per share.  The right to purchase the common stock vests at the rate of 1/36th per month and, to date, the right to purchase 16,667 shares has vested.  The option has a term of 5 years.  In addition, Mr. Reese will receive quarterly stock option grants, which began on February 28, 2011, equal to 6,000 shares per quarter so long as he continues to be a member of the board on the last day of the quarter.  The options will have an exercise price equal to the 20-day trailing average closing price of the stock (from the last day of the quarter) with respect to the quarter for which the grant relates.  The options have a term of 5 years and the right to purchase the common stock vests at the rate of 1/36th per month.
(10) On January 4, 2011 Mr. Stout received a stock option grant, effective on January 10, 2011, for the purchase of 300,000 shares of common stock at an exercise price of $2.85 per share.  The right to purchase the common stock vests at the rate of 1/36th per month and, to date, the right to purchase 16,667 shares has vested.  The option has a term of 5 years.  In addition, Mr. Stout will receive quarterly stock option grants, which began on February 28, 2011, equal to 6,000 shares per quarter so long as he continues to be a member of the board on the last day of the quarter.  The options will have an exercise price equal to the 20-day trailing average closing price of the stock (from the last day of the quarter) with respect to the quarter for which the grant relates.  The options have a term of 5 years and the right to purchase the common stock vests at the rate of 1/36th per month.  Also, the D. Stout and M. Stout Revocable Trust owns 35,000 shares of our common stock and has a warrant to purchase an additional 8,750 shares of our common stock.  Mr. Stout and his spouse, Mary, are trustees of the trust and have voting and investment control of the securities owned by it.

CHANGE OF CONTROL

To our knowledge, there are no present arrangements or pledges of securities of our company that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ending February 28, 2011, there were no related party transactions.

Since March 1, 2011, there have been no related party transactions.

Our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Freedman & Goldberg, CPA’s, P.C. (“F&G”) have served as our independent auditors since August 16, 2010.  The appointment of F&G as our independent public accountants was unanimously approved by the Board of Directors.  F&G is the successor to our former independent auditors, MaloneBailey, LLP.  MaloneBailey, LLP served as our independent auditors from inception until August 16, 2010.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant including  the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q are as follows:

	Fiscal Year
	2011	2010

Audit fees:
Malone & Bailey	87,053	$144,500
F&G	55,000
Audit-related fees:
Malone & Bailey	2,900
F&G	-	-
Tax Fees		-
F&G	6,823	-
Malone & Bailey	3,500	-
All other fees		26,242

Total	$155,276	$170,742

For purposes of professional fees are classified as follows:

•
Audit fees relate to professional services performed for the audit of our annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Forms 10-Q, and other audit services provided in connection with other statutory and regulatory filings.

•	Audit related fees relate to services provided by Malone Bailey as predecessor auditors to facilitate filings of the Company.
•	Tax fees are for professional services rendered for tax preparation, tax compliance, tax advice, and tax planning.

Pre-Approval Policies

The Board of Directors and Audit committee approved the appointment of Freedman and Goldberg on August 10, 2010. In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee approved, on May 10, 2011, an Audit Committee Pre-approval Policy for Audit and Non-audit Services.  In establishing this policy, the audit committee considered whether the service is a permissible service under the rules and regulations promulgated by the SEC.  In addition, the audit committee, may, in its discretion, delegate one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York, on May 13, 2011.

AUGME TECHNOLOGIES, INC.

By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Dated: May 13, 2011	/s/ Paul R. Arena
Paul R. Arena, Chief Executive Officer,
Principal Financial Officer and Director

Dated: May 13, 2011	/s/ Shelly J. Meyers
Shelly J. Meyers, Director

Dated: May 13, 2011	/s/ John M. Devlin
John M. Devlin, Director

Dated: May 13, 2011	/s/ James G. Crawford
James G. Crawford, Director

Dated: May 13, 2011	/s/ Todd E. Wilson
Todd E. Wilson, Director

Dated: May 13, 2011	/s/ David W. Reese
David W. Reese, Director

Dated: May 13, 2011	/s/ Donald E. Stout
Donald E. Stout, Director

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

Augme Technologies, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended February 28, 2011

2.1	Asset Purchase Agreement Between Modavox, Inc. and New Aug, LLC Effective July, 1, 2009 (1)
3.1	Certificate of Incorporation and all amendments thereto (2)
3.2	Bylaws (3)
10.1	Augme Technologies, Inc. 2010 Incentive Stock Option Plan (4)
10.2	Subscription Booklet for the private offering closed on November 30, 2010 (5)
10.3	Form of Warrant issued in the private offering closed on November 30, 2010 (5)
10.4	Paul R. Arena Employment Agreement dated June 8, 2010 (6)
10.5	Paul R. Arena Amendment to Employment Agreement dated September 7, 2010(7)
10.6	Form of Securities Purchase Agreement dated February 14, 2011 (8)
10.7	Form of Warrant for Purchase of Common Stock dated February 14, 2011 (8)
10.8	Form of Registration Rights Agreement dated February 14, 2011 (8)
10.9	Separation and Release Agreement dated June 8, 2010 between the registrant and Mark Severini(7)
10.10	Separation and Release Agreement dated June 16, 2010 between the registrant and James Lawson(7)
10.11	Separation and Release Agreement dated July 9, 2010 between the registrant and Scott Russo(7)
10.12	Separation and Release Agreement dated August 31, 2010 between the registrant and David Ide(7)
10.13	Letter to Todd E. Wilson dated June 8, 2010 regarding appointment to board of directors (6)
10.14	Amendment to Todd E. Wilson Letter change to vesting language dated November 30, 2010(7)
10.15	Letter to Don Stout dated January 4, 2010 regarding appointment to board of directors (9)
10.16	Letter to David Reese dated January 4, 2010 regarding appointment to board of directors (9)
10.17	Consulting Agreement between the registrant and Anthony Burgess dated December 7, 2007 (10)
10.18	Binding Letter of Intent dated December 31,2009 between the registrant and World Talk Radio, LLC (11)
10.19	Plan of Merger and Stock Purchase Agreement dated January 16, 2009 by and among the registrant, New Aug, LLC and Newco (1)
10.20	Confidential Settlement Agreement and General Release by and among the registrant, Robert D. Arkin, Kino Communications, LLC and Kino Interactive Group, LLC (3)
14.1	Code of Business Conduct and Ethics adopted March 11, 2010*
16.1	Letter re change in certifying accountant(12)
23.1	Consent of MaloneBailey, LLP*
23.2	Consent of Freedman & Goldberg, CPA’s, P.C.*
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2011.
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2011.
32.1	Certification of Chief Executive Officer and Principal Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2011.

*Filed herewith.

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
(2) Incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 28, 2001 and the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2009.
(3) Form 8-K April 28, 2006
(4) Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 21, 2010.
(5) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2010.
(6) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.
(7) Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2011.
(8) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011.
(9) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2011.
(10) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 filed with the Securities and Exchange Commission on October 13, 2010.
(11) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010.
(12) Incorporated by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.