Form 10-Q
period 2011-05-31
Augme Technologies, Inc.
filed 2011-07-12
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 333-57818

AUGME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0122076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 WEST 24th STREET, 11th Floor

NEW YORK, NY 10010

(Address of principal executive offices)

(Zip Code)

(855) 423-5433

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 11, 2011 the issuer had 69,920,826 shares of common stock, par value $.0001, issued and outstanding.

AUGME TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,902,802	$11,182,356
Accounts receivable, net of allowance for Doubtful accounts of $83,263 and $99,657, respectively	2,767,962	2,025,294
Prepaid expenses and other current assets	100,433	132,197
Total current assets	12,771,197	13,339,847

Property and equipment net of accumulated depreciation of $1,142,444 and $1,058,728, respectively	487,248	570,964
Goodwill	13,106,969	13,106,969
Intangible assets, net of accumulated amortization of $2,319,608 and $2,150,792, respectively	5,414,718	4,945,545
Deposits	140,297	67,551

TOTAL ASSETS	$31,920,429	$32,030,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,195,647	$708,824
Accrued liabilities	66,657	31,305
Deferred revenue, current	1,993,967	1,190,151
Total current liabilities	3,256,271	1,930,280

Total liabilities	3,256,271	1,930,280

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized; 69,838,604 and 68,816,131 shares issued and outstanding, respectively	6,984	6,882
Additional paid-in capital	72,626,807	70,046,761
Accumulated deficit	(43,969,633)	(39,953,047)
Total stockholders’ equity	28,664,158	30,100,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,920,429	$32,030,876

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	May 31,	May 31,
	2011	2010

REVENUE	$1,205,786	$286,323

COST OF REVENUE:
Production and service delivery costs	362,932	233,327

OPERATING EXPENSES:
Selling, general, and administrative	2,979,050	927,039
Stock, option and warrant expense	1,642,233	615,018
Depreciation and amortization	252,532	247,459

Total operating expenses	4,873,814	1,789,516

LOSS FROM OPERATIONS	(4,030,960)	(1,736,520)

OTHER INCOME
Interest income, net	14,374	10

NET LOSS	$(4,016,586)	$(1,736,510)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from operations	$(0.06)	$(0.03)

NET LOSS PER SHARE – basic and diluted	$(0.06)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	69,414,383	57,281,982

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2011

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2011	68,816,131	$6,882	$70,046,761	$(39,953,047)	$30,100,596
Common stock issued for cash for:
Option and warrants exercise	855,476	85	937,830	—	937,915
Common stock issued for:
Cashless option exercise	166,997	17	(17)	—	—
Employee stock option expense			1,081,823	—	1,081,823
Warrant expense			560,410	—	560,410
Net loss			—	(4,016,586)	(4,016,586)
Balances, May 31, 2011	69,838,604	$6,984	$72,626,807	$(43,969,633)	$28,664,158

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED
	May 31,	May 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,016,586)	$(1,736,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252,532	247,459
Bad debt expense	25,106	—
Stock option and warrant expense	1,642,233	512,296
Warrants granted for services	—	102,722
Changes in operating assets and liabilities:
Receivables	(767,774)	(7,159)
Prepaid expenses and other current assets	(72,746)	(46,026)
Deposits	31,764	—
Accounts payable and accrued expenses	522,175	(276,426)
Deferred revenue	803,816	(127,492)
Net cash used in operating activities	(1,579,480)	(1,331,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(104,118)
Capitalization of software development costs	—	(11,312)
Cash Paid for Patent defense costs	(637,989)	—
Net cash used in investing activities	(637,989)	(115,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—
Proceeds received from the exercise of stock options and warrants	937,915	7,500
Net cash provided by financing activities	937,915	7,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,279,554)	(1,439,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,182,356	1,617,573
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,902,802	$178,507

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	—	—

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Augme Technologies, Inc. (“Augme”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Augme’s Annual Report filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Certain prior year amounts have been reclassified to be consistent with the current period classification.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2011 as reported in Form 10-K have been omitted.

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

Contracts may include multiple deliverables such as production and delivery of media content, hosting, fees from content retention, delivery or placement of mobile or online advertising content.  Contracts may also include multiple deliverables such as custom software creation, audio production, and delivery of online media content or hosting. Revenues from multiple delivery contracts for the production and delivery of online media content and hosting are recorded pro-rata over the term of the media content production, delivery or hosting period.

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

Subsequent Events Accounting and Disclosure

During the second quarter of 2009, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events. This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent events have been considered in this filing through July 8, 2011. See Note 4 — Subsequent Events for details.

Fair Value Measurements

The Company has adopted the ASC standards of Fair Value Measurements and Disclosures for all its financial instruments. The standards establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

• Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets

• Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

• Level 3 — Significant inputs to the valuation model are unobservable

NOTE 2 — EQUITY TRANSACTIONS

COMMON STOCK:

During the three months ended May 31, 2011, Augme completed the following common stock transactions:

Issued 855,476 common shares in connection with the exercise of options and warrants for $937,915.

Issued 166,997 common shares in connection with the cashless exercise of options.

STOCK OPTIONS:

As of May 31, 2011, there was $7,140,740 of unamortized stock option expense, which is expected to be amortized through August 2016.

The summary of activity for Augme’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at February 28, 2011	13,947,533	$1.51
Granted	545,000	$3.44
Exercised	724,976	$0.98
Cancelled/Expired	104,024	$2.54
Options outstanding at May 31, 2011	13,663,533	$1.79
Options exercisable at May 31, 2011	5,675,890	$1.57

Exercise price per share of options outstanding	$0.25-3.90

Weighted average remaining contractual lives	3.99

The intrinsic value of the exercisable options at May 31, 2011 was $7,928,929

WARRANTS:

As of May 31, 2011 there was $4,362,614 of unamortized expense, which is expected to be expensed through February 2014.

The summary of activity for Augme’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants outstanding at February 28, 2011	10,680,981	$1.63
Exercised	182,312	$1.93
Warrants outstanding at May 31, 2011	10,498,669	$1.62
Warrants exercisable at May 31, 2011	10,725,513	$1.65

Price per share of warrants outstanding	$0.50-4.00

Weighted average remaining contractual lives	1.42

The intrinsic value of the exercisable warrants at May 31, 2011 was $14,118,110.

NOTE 3 - DISCONTINUED OPERATIONS

On December 31, 2009, the Company entered into to a binding letter of intent with World Talk Radio, LLC (“WTR”), an Arizona Limited Liability Company, regarding the disposition of certain assets and liabilities related to the Company’s Internet radio operations based in Tempe, AZ.

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

Augme will receive ongoing monthly license revenue from World Talk Radio, LLC. (“WTR”) where we will receive a percentage of WTR’s revenues into perpetuity. During the three months ended May 31, 2011, we have recognized $60,676 in revenue per this agreement.

NOTE 4 — SUBSEQUENT EVENTS

Subsequent to the first quarter ended May 31, 2011, the Company completed the following transactions:

Issued 82,222 shares for cash in connection with the exercise of options for $92,222.

The shareholders of Augme Technologies, Inc. (the “Company”) pursuant to a written consent dated June 28, 2011 approved an amendment to Article Four of the Company’s Certificate of Incorporation (the “Articles”) to increase the authorized number of shares of the Company’s common stock from 100,000,000 to 250,000,000. The Company filed the Certificate of Amendment to the Certificate of Incorporation reflecting this modification with the State of Delaware Secretary of State, Division of Corporations on June 28, 2011 (the “Amendment”). Shareholders representing 36,079,547 shares of the Company’s common stock voted in favor of approving the Amendment.

NOTE 5 — CONTINGENCIES

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Tacoda,Inc. In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, seeking damages for alleged infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”). The case remains unresolved.

AOL, LLC, Time Warner, Inc., and Platform-A, Inc. On September 10, 2008, the Company filed a complaint against AOL, LLC in the U.S. District Court, Central District of California, seeking damages for alleged infringement of Augme’s trademark BOOMBOX RADIO. On January 21, 2009, Augme filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to the mark BOOMBOX RADIO, and infringement of Augme¹s U.S. Patent Nos. 6,594,691 and 7,269,636. Pursuant to a court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, so that the case against Tacoda, Inc. and this case could be adjudicated in the same court, as both cases involve the same patents.

Yahoo!Inc. On November 16, 2009, Augme filed a Complaint against Yahoo! Inc. seeking damages for alleged infringement relating to U.S. Patent Nos. 6,594,691 and 7,269,636, which patents relate to methods and systems for delivery of selected content from a network to a web page visitor. The matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL. The remedies available to Augme, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate Augme for the infringement, and costs of the action.

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California. On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice. On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and willful infringement and to join World Talk Radio, LLC as a Counterclaim Defendant. Augme denies that any merit exists with respect to these counterclaims and will continue to pursue the prosecution of Yahoo!'s infringement against the Company's patent claims.

On April 7, 2011, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California. On April 20, 2011, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion.

On April 29, 2011, Augme filed a complaint against Pandora Media, Inc., (“Pandora”) in the U.S. District Court, District of Delaware, seeking damages relating to Augme’s U.S. Patent No. 7,831,690, which patent relates to an "Appliance Metaphor For Adding Media Function To A Web Page.” On June 22, 2011, Pandora filed an answer to the complaint denying any wrongdoing.

On April 29, 2011,Augme filed a complaint against Gannett Co., Inc., (“Gannett”); Lucidmedia Networks, Inc., (“Lucidmedia”); and AOL, Inc., (“AOL”) in the U.S. District Court, Eastern District of Virginia, seeking damages relating to U.S. Patent No. 7,783,721, which patent relates to an “Method and Code Module For Adding Function to a Web Page” and U.S. Patent No. 7,831,690, which patent relates to an “Appliance Metaphor For Adding Media Function To A Web Page.” On June 24, 2011, Lucidmedia filed an answer to the complaint denying any wrongdoing and seeking counterclaims for Declaratory Judgment.

On June 24, 2011, Gannett and AOL filed an answer to the complaint denying any wrongdoing and seeking transfer of venue to another court.

NOTE 6 — CONCENTRATION OF RISK

During the quarter ended May 31, 2011, three clients accounted for approximately 29%, 16% & 10% of the Company’s revenue. In the quarter ended May 31, 2010 there were no clients that accounted for over 10% of revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED UNDER RISK FACTORS INCLUDED IN OUR FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2011 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Founded in 1999, we provide strategic services and mobile technology to leading consumer and healthcare brands. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that are an indispensable component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Augme’s AD LIFE™ mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs. Through the use of consumer response tags (CRTs) such as 2D codes, UPC codes, SMS, and image recognition, AD LIFE™ facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE™ solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.  Augme is headquartered in New York City.

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

AD LIFE™ (“Augme Mobile”) is our interactive SaaS platform to provide marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels.  AD LIFE™ continues to validate its growth plan of becoming the premier mobile marketing provider for the world’s largest consumer package goods (CPG) companies and their marketing agencies.  By integrating the AD LIFE™ platform within the marketing technology function of these formidable clients, we anticipate accelerated growth as the platform is utilized across multiple brands under a single master contract.  AD LIFE™ is experiencing significant momentum, evidenced by our success in acquiring Fortune 500 CPGs as clients and some of the most common household brands as clients.  Our websites are located at www.augmemobile.com andwww.augme.com and include a complete overview of our technology.  Information on our websites is not a part of this filing.

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

Currently, we generate revenue by providing mobile marketing services through our AD LIFE™ platform.  The majority of our sales are driven by individual campaign fees, which usually include various levels of recurring fees throughout each campaign’s term.  Although we generated revenues of $2,812,213 million during our fiscal year ending 2011, we believe that progress made with acquiring a marquee list of customers and developing valuable partnerships will drive significant future growth.    We are currently doing business with some of the world’s most recognizable pharmaceutical companies.  Some of our other clients include a diverse array of prominent fortune 500 companies as well.  However, even though we have expanded our list of clients, we cannot guarantee that our results during the next twelve months will meet our forecasts.

Our Solutions

Our Augme Mobile Marketing division offers AD LIFE™, an interactive SaaS platform to provide marketers, brands, and advertising agencies the ability to create, deliver, manage, and track interactive marketing campaigns targeting mobile consumers through print advertising channels.  AD LIFE™ offers the only end-to-end mobile solution that allows brands a scalable, centralized execution and reporting platform.  More importantly, AD LIFE™ solves numerous mobile complications using the only content rendering and device detection patents in the industry.  Our patents allow us to provide our clients a full suite of mobile marketing services, thus providing a flexible end-to-end mobile campaign management software system.  Our AD LIFE™ platform delivers the following benefits to our customers:

•                  Device recognition technology formats traditional digital assets into content that can be viewed on virtually any mobile device regardless of operating system or network provider;

•                  Our open architecture offers the widest variety of consumer response tags (“CRTs”) in the market today, including SMS, 2D codes, logo, and audio recognition, which allow consumers to use their mobile devices to easily and instantly access on-demand digital content;

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

Our Strategies

Our strategies is to be the leading provider of mobile marketing and advertising solutions globally across multiple media types and channels.  The principal elements of our strategy are to:

•                  capitalize upon our existing patented technology to further develop new product innovations and licensing opportunities;

•                  deepen our existing and add new strategic customer relationships as our markets expand;

•                  enhance our platform by addressing technology shifts in mobile devices and computing;

•                  continue global expansion and pursue strategic partnerships and acquisitions;

•                  focus on earned versus paid media using engagement-based techniques and behavioral targeting;

•      continue to transition and proliferate into a software-as-a-service, (“SaaS”) business model.

We believe our mobile marketing solutions, together with our patents which are critical to behavioral targeting, will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011.  The Company has not materially changed its significant accounting policies.

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

Contracts may include multiple deliverables such as production and delivery of media content, hosting, fees from content retention, delivery or placement of mobile or online advertising content.  Contracts may also include multiple deliverables such as custom software creation, audio production, and delivery of online media content or hosting. Revenues from multiple delivery contracts for the production and delivery of online media content and hosting are recorded pro-rata over the term of the media content production, delivery or hosting period.

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

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 — Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Results of Operations

The discussion of the results of operations compares the quarter ended May 31, 2011 with the quarter ended May 31, 2010, and is not necessarily indicative of the result which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended May 31, 2011 versus May 31, 2010

For the quarter ended May 31, 2011, revenues were $1,205,786 compared to $286,323 for the quarter ended May 31, 2010. The resulting increase is directly related to the added emphasis on providing mobile media and services.  Production and service delivery costs were $362,932 for the May 31, 2011 quarter compared to $233,327 for the quarter ended May 31, 2010 reflecting additional costs related to human capital in order to facilitate the delivery of our service oriented philosophy.

Selling, general, and administrative expenses were $2,979,050 for the quarter ended May 31, 2011 compared with $927,039 for the quarter ended May 31, 2010, an increase of 221%. The increased expense primarily consisted of approximately $389,404 due to outside contracting costs and approximately $1,662,607 of overall increases related to changes in support staffing and facilities related expenditures.

Non-cash stock option expenses were $1,642,233 for the quarter ended May 31, 2011 in comparison to $615,018 for the quarter ended May 31, 2010 resulting in an increase of $1,027,215.

Depreciation and amortization expense was $252,532 for the quarter ended May 31, 2011 compared with $247,459 in the quarter ended May 31, 2010. Amortization expense decreased to $168,816 for the quarter ended May 31, 2011 compared to $175,220 for the quarter ended May 31, 2010. Depreciation expense for the quarter ended May 31, 2011 increased to $83,716 compared to $72,239 for the quarter ended May 31, 2010. The total increase in depreciation and amortization relates to the increased fixed assets purchased in the second and third quarters of last year.

Interest income was $14,374 for the three months ended May 31, 2011 versus interest income of $10 for the quarter ended May 31, 2010.

During the quarter ended May 31, 2011, the Company incurred a net loss of $4,016,586 compared to a net loss of $1,736,510 in the prior year quarter. The $2,280,076 increase in the net loss is a result of increased expenses, including non-cash expenses, as described above.

Liquidity and Capital Resources

During the fiscal quarter ended May 31, 2011, we raised $937,915 of capital through the exercise of options & warrants.

As of May 31, 2011, we had cash balances of $9,902,802 and working capital surplus of $9,514,926. Due to the sustained and substantial progress in the procurement of necessary working capital required to meet operating and general corporate expenditures, we believe that we will have enough cash flow from operations and from financing sources to continue for the next twelve months. Specifically, we have had discussions with existing warrant holders and other prospective financing sources which lead us to believe that we will be able to obtain the capital necessary to not only maintain current operations, but also to develop and implement our growth strategy in our core businesses as well as ensure a vigorous effort in protecting our Intellectual Property. As discussed in our risk factors, developing and expanding our business will require significant additional capital and other expenditures.

Forward Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipate,” “expect,” “intend”, “plans,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. Particular attention should also be paid to the cautionary language appearing elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report Form 10-K for our fiscal year ended February 28, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our future cash needs and the effect that changes in economy reflect in the capital markets. Historically, we have had access to capital in the equity markets on an acceptable basis.  Refer to Note 4 (“Subsequent Events”) to the consolidated financial statements for a discussion of a new financing that was completed in June 2011.

As of July 12, 2011 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of May 31, 2011, we had $9,902,802 in cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, have concluded that, as of May 31, 2011, the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

During fiscal quarter ended May 31, 2011 we continued our patent enforcement actions as described below:

Tacoda,Inc. In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court, Southern District of New York, seeking damages for alleged infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”). The case remains unresolved.

AOL, LLC, Time Warner, Inc., and Platform-A, Inc. On September 10, 2008, the Company filed a complaint against AOL, LLC in the U.S. District Court, Central District of California, seeking damages for alleged infringement of Augme’s trademark BOOMBOX RADIO. On January 21, 2009, Augme filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to the mark BOOMBOX RADIO, and infringement of Augme¹s U.S. Patent Nos. 6,594,691 and 7,269,636. Pursuant to a court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York, so that the case against Tacoda, Inc. and this case could be adjudicated in the same court, as both cases involve the same patents.

Yahoo!Inc. On November 16, 2009, Augme filed a Complaint against Yahoo! Inc. seeking damages for alleged infringement relating to U.S. Patent Nos. 6,594,691 and 7,269,636, which patents relate to methods and systems for delivery of selected content from a network to a web page visitor. The matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL. The remedies available to Augme, if successful, include an injunction prohibiting any infringing actions, an award of damages adequate to compensate Augme for the infringement, and costs of the action.

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California. On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice. On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and willful infringement and to join World Talk Radio, LLC as a Counterclaim Defendant. Augme denies that any merit exists with respect to these counterclaims and will continue to pursue the prosecution of Yahoo!'s infringement against the Company's patent claims.

On April 7, 2011, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California. On April 20, 2011, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion.

On April 29, 2011, Augme filed a complaint against Pandora Media, Inc., (“Pandora”) in the U.S. District Court, District of Delaware, seeking damages relating to Augme’s U.S. Patent No. 7,831,690, which patent relates to an "Appliance Metaphor For Adding Media Function To A Web Page." On June 22, 2011, Pandora filed an answer to the complaint denying any wrongdoing.

On April 29, 2011,Augme filed a complaint against Gannett Co., Inc., (“Gannett”); Lucidmedia Networks, Inc., (“Lucidmedia”); and AOL, Inc., (“AOL”) in the U.S. District Court, Eastern District of Virginia, seeking damages relating to U.S. Patent No. 7,783,721, which patent relates to an “Method and Code Module For Adding Function to a Web Page” and U.S. Patent No. 7,831,690, which patent relates to an “Appliance Metaphor For Adding Media Function To A Web Page.” On June 24, 2011, Lucidmedia filed an answer to the complaint denying any wrongdoing and seeking counterclaims for Declaratory Judgment.

On June 24, 2011, Gannett and AOL filed an answer to the complaint denying any wrongdoing and seeking transfer of venue to another court.

Additional proceedings pending at May 31, 2011:

On December 29, 2009, two holders of the Company’s Common Stock Purchase Warrant Agreements filed a lawsuit against the Company in the United States District Court for the Central District of California. The Complaint alleges Breach of Contract, Contractual Breach of the Implied Covenant of Good Faith and Fair Dealing, Declaratory Relief, and Injunctive Relief, related to certain Common Stock Purchase Warrant Agreements. On or about March 21, 2011, the parties executed a Settlement Agreement and Mutual Release that included the issuance by the Company of 103,094 unregistered shares of common stock and 34,406 registered shares of common stock. The court dismissed the matter on June 29, 2011.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements.

We incurred a net loss from operations for the last three fiscal years.  We cannot assure you that we will ever be profitable.

We had a net loss of $4,016,586 for the first quarter ended May 31, 2011.  Also, our net loss from operations has increased for each of the last three fiscal years, from $4,910,333 to $6,574,960 to $12,478,202 for the fiscal years ending February 28, 2009, 2010 and 2011, respectively.  For the last fiscal year ended February 28, 2011, we had negative operating cash flows of $5,908,423.  Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.  The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties.  Furthermore, developing and expanding our business will require significant additional capital and other expenditures.  Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

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

•                  Changes in estimates of our financial results

•                  Investors’ general perception of us

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 8, 2011 an accredited investor exercised a warrant for the purchase of 28,000 shares of the Company’s common stock. The exercise price was $0.25 per share. The offering was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (Filed on July 9, 2010 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 and incorporated herein by reference)

3.1.1	Certificate of amendment to Certificate of incorporation (Filed on July 1, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

3.2	Bylaws, as amended (Filed on April 28, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: July 12, 2011	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer