Form 10-K/A
period 2011-02-28
Augme Technologies, Inc.
filed 2011-08-25
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the OTC Bulletin Board on August 31, 2010 was $1.23 per share and was last sold on the OTC Bulletin Board on May 12, 2010 at a price of $3.41 per share.

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, on May 13, 2011 was 69,808,604.

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

Shelly J. Meyers, Chairwoman, Board of Directors

Shelly J. Meyers (MBA, CPA) has served as a director since January 2009.  Ms. Meyers has over 20 years of financial and investment experience.  Since June 2007, when she founded Palisades Management LLC, a Registered Investor Advisor, she has served as its President. Palisades Management LLC provides investment management services to high net worth individuals and institutions and strategic advisory services to corporations pertaining to corporate finance and capital market activities.  Prior to founding Palisades Management LLC, from June 2003 to June 2007 Ms. Meyers served as Executive Vice President for Pacific Global Investment Management Company (PGIMC), where she played an integral role in launching PGIMC’s high net worth management business, merging the separately managed account business of Meyers Capital Management (MCM) into PGIMC in mid-2003.  Ms. Meyers founded MCM and the Meyers Investment Trust in June 1996, and managed the Trust’s Meyers

Pride Value Fund from inception in June 1996 to September 2001.  The Meyers Value Fund was sold to Citizens Funds in September 2001 with Ms. Meyers serving as sub-advisor until October 2002.  Ms. Meyers received her MBA from Dartmouth College’s Amos Tuck School of Business Administration.  She received her BA with a major in Political Science and minor in Economics from the University of Michigan.  Ms. Meyers was issued a CPA license by the state of California in 1990.  We believe that Ms. Meyers extensive education and background in finance makes her qualified to serve as a director and the chairwoman of the board of directors.

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

Todd E. Wilson, Director

Mr. Wilson has served as a director since June 2010.  Mr. Wilson brings more than 15 years of experience as an investor, board member and advisor to middle-market companies.  From July 2010 to present, Mr. Wilson has held the position of Managing Director for the Office of Small Business Services for the City of Los Angeles, where he responsible for leading the City’s efforts to assist small business owners and entrepreneurs.  From July 2002 to December 2009, he served as a principal in the private equity group at American Capital, Ltd., where he was responsible for over $500 million in investments.  Previously, he also served as a principal with Wind Point Partners, a Chicago-based private equity firm from July 1999 to June 2002.  During his tenure as an equity investor, Mr. Wilson has worked closely with companies to maximize shareholder value and provide significant returns on corporate investments.  Mr. Wilson also served as an investment banker at Merrill Lynch from July 1993 to June 1995 and Montgomery Securities from July 1995 to February 1997.  Mr. Wilson, who holds an undergraduate degree from The Wharton School of Business and an MBA from the Fuqua School of Business at Duke University.  We believe that Mr. Wilson’s education and experience in the finance industry makes him qualified to serve as a director.

David W. Reese, Director

Mr. Reese was appointed to our board of directors on January 4, 2011.  Mr. Reese is a member of the advisory board of Penn State’s College of Information, Sciences and Technology.  He was the first advisory board chair at the inception of the College in 1999, and he continues to serve on the College’s development committee.  Mr. Reese is recognized as an Alumni Fellow, the highest honor bestowed by Penn State’s Alumni Association, and he was recognized by Penn State as the Volunteer of the Year in 2004.

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

From 1972 to the present, Mr. Stout’s legal practice has involved all facets of intellectual property, including litigation, the provision of expert witness opinions, and the licensing and representation of clients before the USPTO in diverse technological areas, including telecommunications.  He has testified as an expert witness regarding obtaining and prosecuting patents.  Mr. Stout has written and prosecuted hundreds of patent applications in diverse technologies and has also rendered opinions on patent infringement and/or validity.

Mr. Stout has been a senior partner at the law firm of Antonelli, Terry, Stout and Kraus, LLP since 1982.  We believe that Mr. Stout’s extensive experience in the field of patents and intellectual property, makes him well qualified to serve as a director.

Board of Directors

Paragraph two of Article Seven of our Amended and Restated Certificate of Incorporation states:

The Board of Directors shall be divided into three classes designated as Class I, Class II, and Class III, respectively. Directors shall be assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors. At the first annual meeting of stockholders following the date hereof, the term of office of the Class I directors shall expire, and Class I directors shall be elected for a full term of three years.  At the second annual meeting of stockholders following the date hereof, the term of office of the Class II directors shall expire, and Class II directors shall be elected for a full term of three years.  At the third annual meeting of stockholders following the date hereof, the term of office of the Class III directors shall expire, and Class III directors shall be elected for a full term of three years.  At each succeeding annual meeting of stockholders, directors shall be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

In this report, we refer to this provision as the “Staggered Board Requirement”.

In accordance with the Staggered Board Requirement, Mr. Crawford was elected as our sole Class I director at the meeting of our stockholders that took place on September 7, 2010.  Unless otherwise terminated by death, resignation or removal, his term will expire at the annual meeting of stockholders that will take place in 2011.  Mr. Devlin and Mr. Wilson serve as our two Class II directors.  Unless otherwise terminated by death, resignation or removal, their terms will expire at the annual meeting of stockholders that will take place in 2012.  Mr. Arena and Ms. Meyers serve as our two Class III directors.  Unless otherwise terminated by death, resignation or removal, their terms will expire at the annual meeting of stockholders that will take place in 2013.  Following the annual meeting of stockholders that will take place in 2013, directors will be elected for a full term of 3 years to succeed the directors of the class whose terms expire at that meeting.  Our two newest directors, Mr. Reese and Mr. Stout have been placed as Class I directors.

Officers hold their positions at the pleasure of the board of directors, absent any employment agreement.  With the exception of the circumstances surrounding the appointment of Mr. Crawford, who was appointed to our board in conjunction with the merger that was consummated on February 28, 2006 between our company, Kino Acquisition Sub, Inc. and Kino Interactive, LLC, there is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

Audit Committee

The Audit Committee is comprised of John Devlin, Shelly Meyers and David Reese.  Our audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Company has determined Mr. Devlin an independent Director, is an audit committee financial expert.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Meyers Capital Management LLC, an entity controlled by Ms. Shelly Meyers, one of our directors, filed a bankruptcy petition in March 2004 and the action was completed in October 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

2.1	Asset Purchase Agreement Between Modavox, Inc. and New Aug, LLC Effective July, 1, 2009 (1)
3.1	Certificate of Incorporation and all amendments thereto (2)
3.2	Bylaws (3)
10.1	Augme Technologies, Inc. 2010 Incentive Stock Option Plan (4)
10.2	Subscription Booklet for the private offering closed on November 30, 2010 (5)
10.3	Form of Warrant issued in the private offering closed on November 30, 2010 (5)
10.4	Paul R. Arena Employment Agreement dated June 8, 2010 (6)
10.5	Paul R. Arena Amendment to Employment Agreement dated September 7, 2010(7)
10.6	Form of Securities Purchase Agreement dated February 14, 2011 (8)
10.7	Form of Warrant for Purchase of Common Stock dated February 14, 2011 (8)
10.8	Form of Registration Rights Agreement dated February 14, 2011 (8)
10.9	Separation and Release Agreement dated June 8, 2010 between the registrant and Mark Severini(7)
10.10	Separation and Release Agreement dated June 16, 2010 between the registrant and James Lawson(7)
10.11	Separation and Release Agreement dated July 9, 2010 between the registrant and Scott Russo(7)
10.12	Separation and Release Agreement dated August 31, 2010 between the registrant and David Ide(7)
10.13	Letter to Todd E. Wilson dated June 8, 2010 regarding appointment to board of directors (6)
10.14	Amendment to Todd E. Wilson Letter change to vesting language dated November 30, 2010(7)
10.15	Letter to Don Stout dated January 4, 2010 regarding appointment to board of directors (9)
10.16	Letter to David Reese dated January 4, 2010 regarding appointment to board of directors (9)
10.17	Consulting Agreement between the registrant and Anthony Burgess dated December 7, 2007 (10)
10.18	Binding Letter of Intent dated December 31,2009 between the registrant and World Talk Radio, LLC (11)
10.19	Plan of Merger and Stock Purchase Agreement dated January 16, 2009 by and among the registrant, New Aug, LLC and Newco (1)
10.20	Confidential Settlement Agreement and General Release by and among the registrant, Robert D. Arkin, Kino Communications, LLC and Kino Interactive Group, LLC (3)
14.1	Code of Business Conduct and Ethics adopted March 11, 2010**
16.1	Letter re change in certifying accountant(12)
23.1	Consent of MaloneBailey, LLP**
23.2	Consent of Freedman & Goldberg, CPA’s, P.C.**
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 25, 2011*
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 25, 2011*
32.1	Certification of Chief Executive Officer and Principal Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 25, 2011*

*Filed herewith.

**Previously filed

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

(11) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010.

(12) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York, on August         , 2011.

AUGME TECHNOLOGIES, INC.

By:	/s/ Paul R. Arena
Paul R. Arena
By:	/s/ Edward Jordan
Edward Jordan