Form 10-K/A
period 2011-02-28
Augme Technologies, Inc.
filed 2011-08-26
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes☐  No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On August 25, 2011 we filed Amendment No. 1 to our Form 10-K which was originally filed with the Securities and Exchange Commission on May 16, 2011.  In filing Amendment No. 1, we inadvertently left out the dates on the signature page and on exhibits 31.1, 31.2 and 32.1.  We are filing this Amendment No. 2 to correct this error.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

2.1	Asset Purchase Agreement Between Modavox, Inc. and New Aug, LLC Effective July, 1, 2009 (1)
3.1	Certificate of Incorporation and all amendments thereto (2)
3.2	Bylaws (3)
10.1	Augme Technologies, Inc. 2010 Incentive Stock Option Plan (4)
10.2	Subscription Booklet for the private offering closed on November 30, 2010 (5)
10.3	Form of Warrant issued in the private offering closed on November 30, 2010 (5)
10.4	Paul R. Arena Employment Agreement dated June 8, 2010 (6)
10.5	Paul R. Arena Amendment to Employment Agreement dated September 7, 2010(7)
10.6	Form of Securities Purchase Agreement dated February 14, 2011 (8)
10.7	Form of Warrant for Purchase of Common Stock dated February 14, 2011 (8)
10.8	Form of Registration Rights Agreement dated February 14, 2011 (8)
10.9	Separation and Release Agreement dated June 8, 2010 between the registrant and Mark Severini(7)
10.10	Separation and Release Agreement dated June 16, 2010 between the registrant and James Lawson(7)

10.11	Separation and Release Agreement dated July 9, 2010 between the registrant and Scott Russo(7)
10.12	Separation and Release Agreement dated August 31, 2010 between the registrant and David Ide(7)
10.13	Letter to Todd E. Wilson dated June 8, 2010 regarding appointment to board of directors (6)
10.14	Amendment to Todd E. Wilson Letter change to vesting language dated November 30, 2010(7)
10.15	Letter to Don Stout dated January 4, 2010 regarding appointment to board of directors (9)
10.16	Letter to David Reese dated January 4, 2010 regarding appointment to board of directors (9)
10.17	Consulting Agreement between the registrant and Anthony Burgess dated December 7, 2007 (10)
10.18	Binding Letter of Intent dated December 31,2009 between the registrant and World Talk Radio, LLC (11)
10.19	Plan of Merger and Stock Purchase Agreement dated January 16, 2009 by and among the registrant, New Aug, LLC and Newco (1)
10.20	Confidential Settlement Agreement and General Release by and among the registrant, Robert D. Arkin, Kino Communications, LLC and Kino Interactive Group, LLC (3)
14.1	Code of Business Conduct and Ethics adopted March 11, 2010**
16.1	Letter re change in certifying accountant(12)
23.1	Consent of MaloneBailey, LLP**
23.2	Consent of Freedman & Goldberg, CPA’s, P.C.**
31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 26, 2011*
31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 26, 2011*
32.1	Certification of Chief Executive Officer and Principal Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 26, 2011*

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

(11) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2010.

(12) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York, on August 26, 2011.

AUGME TECHNOLOGIES, INC.

By:	/s/ Paul R. Arena
Paul R. Arena
By:	/s/ Edward Jordan
Edward Jordan