Form 10-Q
period 2011-08-31
Augme Technologies, Inc.
filed 2011-10-11
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 11, 2011 the issuer has 83,792,688 shares of common stock, par value $.0001, issued and outstanding.

AUGME TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

	August 31,	February 28,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,174,474	$11,182,356
Accounts receivable, net of allowance for doubtful accounts of $83,655 and $99,657, respectively	3,427,650	2,025,294
Prepaid expenses and other current assets	145,808	132,197
Total current assets	6,747,932	13,339,847

Property and equipment net of accumulated depreciation of $1,219,598 and $1,058,728, respectively	410,094	570,964
Goodwill	31,767,740	13,106,969
Intangible assets, net of accumulated amortization of $2,543,178 and $2,150,792, respectively	36,135,800	4,945,545
Deposits	140,307	67,551

TOTAL ASSETS	$75,201,873	$32,030,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$750,372	$708,824
Accrued liabilities	648,961	31,305
Deferred revenue, current	1,415,421	1,190,151
Related party note payable	1,000,000
Total current liabilities	3,814,754	1,930,280

Total liabilities	3,814,754	1,930,280

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 83,782,688 and 68,816,131 shares issued and outstanding, respectively	8,378	6,882
Additional paid-in capital	120,955,342	70,046,761
Accumulated deficit	49,576,601	39,953,047
Total stockholders’ equity	71,387,119	30,100,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,201,873	$32,030,876

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2011	2010
REVENUE	$1,287,122	$718,717

COST OF REVENUES:
Production and service delivery costs	412,347	251,711

OPERATING EXPENSES:
Selling, general, and administrative	4,028,062	1,381,245
Stock, option and warrant expense	2,158,113	799,279
Depreciation and amortization	300,724	244,257

Total operating expenses	6,486,899	2,424,781

LOSS FROM OPERATIONS	(5,612,124)	(1,957,775)

OTHER INCOME
Interest income, net	5,156	6

NET LOSS	$(5,606,968)	$(1,957,769)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(.08)	$(.03)

NET LOSS PER SHARE — basic	$(.08)	$(.03)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	71,189,143	57,969,423

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	August 31,	August 31,
	2011	2010

REVENUE	$2,492,909	$1,005,040

COST OF REVENUES:
Production and service delivery costs	775,279	485,038

OPERATING EXPENSES:
Selling, general, and administrative	7,007,113	2,308,284
Stock, option and warrant expense	3,800,345	1,414,297
Depreciation and amortization	553,256	491,716

Total operating expenses	11,360,714	4,214,297

LOSS FROM OPERATIONS	(9,643,084)	(3,694,295)

OTHER INCOME
Interest income, net	19,530	16

NET LOSS	$(9,623,554)	$(3,694,279)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from operations	$(.14)	$(.06)

NET LOSS PER SHARE — basic	$(.14)	$(.06)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	70,001,452	57,625,702

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2011

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2011	68,816,131	$6,882	$70,046,761	$(39,953,047)	$30,100,596
Corporate Acquisitions	12,921,444	1,291	45,224,762		45,226,053
Common stock issued for cash for:
Option /Warrants exercise	1,878,116	188	1,883,491		1,883,679
Common stock issued for:
Cashless option exercise	166,997	17	(17)
Employee stock option expense			2,354,498		2,354,498
Warrant expense			1,445,847		1,445,847
Net loss				(9,623,554)	(9,623,554)
Balances, August 31, 2011	83,782,688	$8,378	$120,955,342	$(49,576,601)	$71,387,119

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	August 31,	August 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,623,554)	$(3,694,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,256	491,717
Bad debt expense	25,498
Stock option and warrant expense	3,800,345	1,414,297

Changes in operating assets and liabilities:
Receivables	(1,426,854)	(778,382)
Prepaid expenses and other current assets	(13,611)	(55,302)
Deposits	(72,756)
Accounts payable and accrued expenses	659,204	(164,423)
Deferred revenue	225,270	(231,034)
Net cash used in operating activities	(5,873,202)	(3,017,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(86,012)	(256,610)
Acquisitions of Assets	(3,000,000)	$—
Cash paid for patent defense costs	(932,347)	(11,312)
Net cash used in investing activities	(4,018,359)	(267,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	2,018,750
Proceeds received from the exercise of stock options and warrants	1,883,679
Net cash provided by financing activities	1,883,679	2,018,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,007,882)	(1,266,578)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,182,356	1,617,573
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,174,474	$350,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Note payable issued for purchase of assets	$1,000,000	$—

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

Revenue Recognition Policy

The Company provides access to its AD LIFE™ 4.0 and HIP 7.0 software-as-a-service (“SaaS”) mobile marketing platforms and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and revenues are generally recognized over the term of the contract.  The Company also offers professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria and have a fair value that can be obtained as the other services are generally sold without professional services.

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

NOTE 2 — EQUITY TRANSACTIONS

COMMON STOCK:

During the six months ended August 31, 2011, Augme completed the following common stock transactions:

Issued 1,878,116 common shares in connection with the exercise of options and warrants for $1,907,854 and $24,175 for stock subscriptions receivable.

Issued 166,997 common shares in connection with the cashless exercise of options.

Issued 12,921,444 common shares in connection with the asset purchase acquisitions of JAGTAG, Inc. and Hipcricket, Inc. in the total amount of $45,225,053.

STOCK OPTIONS:

As of August 31, 2011, there was $19,749,368 of unamortized stock option expense, which is expected to be amortized through August 2016.

The summary of activity for Augme’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at February 28, 2011	13,947,533	$1.68
Granted	5,156,400	$3.28
Exercised	(985,812)	$1.07
Forfeited, Cancelled and Expired	(258,237)	$2.49
Options outstanding at August 31, 2011	17,859,884	$2.17
Options exercisable at August 31, 2011	6,626,292	$1.67

Exercise price per share of options outstanding	$2.17

Weighted average remaining contractual lives	3.14

The intrinsic value of the exercisable options at August 31, 2011 was $11,729,384

WARRANTS:

As of August 31, 2011 there was $3,749,189 of unamortized expense, which is expected to be expensed through February 2016.

The summary of activity for Augme’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants outstanding at February 28, 2011	10,680,981	$1.63
Exercised	(944,116)	$1.20
Granted	500,000	$3.08
Warrants outstanding at August 31, 2011	10,236,865	$1.27
Price per share of warrants outstanding	$1.27
Warrants exercisable and outstanding at August 31, 2011	10,236,865	$1.27
Weighted average remaining contractual lives	1.75

The intrinsic value of the exercisable warrants at August 31, 2011 was $17,280,959.

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

On February 25, 2010, the Company and WTR executed the final Asset Purchase Agreement in connection with the Binding Letter of Intent.

As consideration for the sale of the assets of the Internet radio operations, the Company will receive a perpetual royalty as a percentage of gross revenue collected by WTR, based on the following schedule:

January 1, 2010 — March 31, 2010	5% of Gross revenues collected

April 1, 2010 — June 30, 2010	10% of Gross revenues collected

July 1, 2010 — June 30, 2015	15% of Gross revenues collected

July 1, 2015 and after	5% of Gross revenues collected

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

During the three months ended August 31, 2011, we have recognized $60,000 in revenue per this agreement.

NOTE 4 - ACQUISITIONS

Acquisition of Hipcricket, Inc. Assets:  On August 25, 2011, Augme completed the acquisition the business and assets of Hipcricket, Inc., a leading mobile marketing and advertising company headquartered near Seattle, Washington.  The results of Hipcricket, Inc.’s operations have been included in the consolidated financial statements of the Company since that date.

The purchase price of $44.5 million was comprised of $3 million in cash, a $1 million promissory note, $2 million to be paid to holders of Hipcricket options, which amount Augme may pay, at its discretion, in either cash or Augme’s common stock and $38.5 million in Augme’s common stock.   In addition, the transaction calls for a twelve-month earn-out payment to Hipcricket shareholders and employees valued at up to an additional $27.5 million, which may be paid in cash or Augme’s common stock at Augme’s discretion provided that the transaction remains a tax-free reorganization.  The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed with the excess purchase price being allocated to goodwill. The allocation of the purchase price to intangible assets and goodwill was based on a preliminary independent valuation and the final purchase price allocation may differ from that presented below due to ongoing evaluations of the valuation results.  The following table summarizes the preliminary allocation of the purchase price:

Consideration:
Cash paid	$3,000,000
Common stock issued to Hipcricket stakeholders	38,500,000
Promissory Note	1,000,000
Cash or Common Stock	2,000,000

Total purchase price	$44,500,000

Allocation of purchase price:
Accounts receivable	$2,014,109
Accounts payable	(413,352)
Deferred revenue	(565,735)
Intangible assets	27,200,000
Goodwill	16,264,978

Total net assets acquired	$44,500,000

The following table reflects the preliminary fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair value	Useful life
		(In years)
Customer relationships	$11,900,000	5
Acquired technology	6,600,000	5
Acquired trade name	8,700,000	5

Total intangible asset value	$27,200,000

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The following table presents the pro forma statements of operations obtained by combining the historical consolidated statements of operations of the Company and Hipcricket, Inc. for the three and six months ended August 31, 2011 and 2010 (June 30, 2011 and 2010 for Hipcricket, Inc.), giving effect to the merger as if it occurred on June 1, 2011 and 2010 and March 1, 2011 and 2010, respectively:

	Pro forma	Pro forma
	3 months Ended	3 months Ended
	08/31/11	08/31/10

Revenue	$4,075,941	$2,291,357
Net income (loss)	(6,058,615)	(2,943,018)
Weighted average common shares	71,189,143	57,969,423
Basic and diluted net income (loss) per share	$(0.09)	$(0.05)

	Pro forma	Pro forma
	6 months Ended	6 months Ended
	08/31/11	08/31/10

Revenue	$7,431,782	$4,111,738
Net income (loss)	(10,845,907)	(6,002,392)
Weighted average common shares	70,001,452	57,625,702
Basic and diluted net income (loss) per share	$(0.15)	$(0.10)

Acquisition of JAGTAG, Inc. Assets:  On July 22, 2011, Augme completed its acquisition of substantially all of the assets of JAGTAG, Inc. (“JAGTAG”) pursuant to the Asset Purchase Agreement, dated July 22, 2011, between Augme and JAGTAG, as described under Item 1.01 of Augme’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2011. The acquired assets consist of substantially all of the assets that are related to, used in connection with, or that form a part of JAGTAG’s business, including, without limitation, cash, accounts receivable, patents and patent applications, trademarks, domain names, associated goodwill and customer contracts. The adjusted purchase price for the assets was approximately $5,144,300, payable in common stock of Augme at a price of $3.50 per share, for an aggregate of 1,469,829 shares of common stock to be issued on a pro rata basis directly to the holders of equity and equity-linked securities of JAGTAG. Pursuant to the Purchase Agreement, Augme also assumed $50,000 of JAGTAG’s indebtedness, accounts payable in the amount of approximately $539,200 and will pay approximately $64,700 in tax liability expected to be incurred by holders of options of JAGTAG resulting from the acceleration of the unvested portion of such options in connection with the acquisition.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed with the excess purchase price being allocated to goodwill.  The allocation of the purchase price to intangible assets and goodwill may be adjusted for up to a year as we evaluate these valuations based on financial performance.

NOTE 5 — SUBSEQUENT EVENTS

On October 5, 2011, Shelly Meyers resigned her positions as a director and Chairwoman of the Company’s Board of Directors. The Company appointed its Chief Executive Officer, Paul Arena, as Chairman of the Board. The Augme Board of Directors is now comprised of CEO Paul Arena, President Ivan Braiker, and four independent directors.

On October 7, 2011, Ed Jordan resigned his position as Chief Financial Officer. The Company has appointed Thomas Virgin as his successor.

NOTE 6 — CONTINGENCIES

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Litigation Update

Tacoda, Inc.  In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court for the Southern District of New York, seeking damages for alleged infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).  On September 6, 2011, Judge McMahon issued a Supplemental Claims Construction ruling, which is believed to be favorable to the Company with respect to certain claim interpretations. This case remains pending.

AOL, LLC, Time Warner, Inc., and Platform-A, Inc.  On September 10, 2008, the Company filed a complaint against AOL, LLC in the U.S. District Court for the Central District of California, seeking damages for alleged infringement of its trademark BOOMBOX RADIO.  On January 21, 2009, the Company filed a First Amended Complaint against AOL, LLC, Time Warner, Inc. and Platform-A, Inc., for trademark infringement relating to the mark BOOMBOX RADIO, and infringement of the Company’s U.S. Patent Nos. 6,594,691 and 7,269,636.  Pursuant to a court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York.  This case also remains pending.

Yahoo! Inc.  On November 16, 2009, Augme filed a complaint against Yahoo! Inc. seeking damages for alleged infringement relating to its U.S. Patent Nos. 6,594,691 and 7,269,636.  The matter is currently pending in the United States District Court for the Northern District of California, Case No. C-09-5386 EDL.  The remedies available to Augme, if successful, include an injunction prohibiting any infringing acts, an appropriate award of damages adequate to compensate the Company for the infringement, and potential attorneys’ fees and costs of the action.

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice.  On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and willful infringement, and to join World Talk Radio, LLC as a Counterclaim Defendant.  Augme believes that there is no merit with respect to these counterclaims and will continue to vigorously pursue the prosecution of the claims related to Yahoo!’s infringement against the Company’s patents.  On August 11, 2011, a Markman hearing was held at the United States District Court for the Northern District of California with Magistrate Judge Joseph C. Spero.  On September 13, 2011, Judge Spero issued a Claims Construction Order, which is believed to be favorable to the Company with respect to certain claim interpretations. This case remains pending.

Pandora Media, Inc.  On April 29, 2011, Augme filed a complaint against Pandora Media, Inc. in the U.S. District Court, District of Delaware, seeking damages relating to the alleged infringement of our U.S. Patent No. 7,831,690 (“Appliance Metaphor For Adding Media Function To A Web Page”).  Pandora answered on June 22, 2011.  Discovery has begun, and we intend to vigorously prosecute this action.

Gannett Co., Inc.; Lucidmedia Networks, Inc.; and AOL, Inc.  On April 29, 2011, Augme filed a complaint against Gannett Co., Inc.; Lucidmedia Networks, Inc.; and AOL, Inc. in the U.S. District Court for the Eastern District of Virginia, seeking damages relating to the alleged infringement of the Company’s U.S. Patent Nos. 7,783,721 (“Method and Code Module For Adding Function to a Web Page”) and 7,831,690 (see above).  On July 26, 2011, that case was moved to the U.S. District Court for the Southern District of New York.

On June 24, 2011, Lucidmedia Networks, Inc. filed a counterclaim suit against us in the U.S. District Court for the Eastern District of Virginia.  Augme intends to vigorously contest the merit of these counterclaims and will continue to pursue the prosecution of infringement against Lucidmedia Networks, Inc. on the Company’s patent claims.  This case will be tried separately from the Gannett Co., Inc.; Lucidmedia Networks, Inc.; and AOL, Inc case described above.  An initial scheduling conference on this matter is expected soon.

NOTE 7 — CONCENTRATION OF RISK

During the quarter ended August 31, 2011, 3 clients accounted for approximately 15%, 14% & 5% of the Company’s revenue. In the quarter ended August 31, 2010 there were 2 clients that accounted for over 10% of revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:

•      overall economic and business conditions;

•      the demand for our products and services;

•      competitive factors in the industries in which we compete;

•      emergence of new technologies which compete with our product and service offerings;

•      other capital market conditions, including availability of funding sources;

•      changes in government regulations related to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

We provide strategic services and mobile technology to leading consumer and healthcare brands. Our sales are comprised of a combination of SaaS based sales, individual campaign fees, and mobile advertising fees.

We own the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that we believe are an indispensable component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data.  Our AD LIFE™ 4.0 and HIP 7.0 SaaS mobile marketing technologies have been used in campaigns for such clients as Macy’s, MillerCoors, Nestle, KFC, and Clear Channel.   Our technologies allow marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across mobile channels, including SMS, 2D/QR codes, mobile websites, advertising networks, social media and branded apps.  AD LIFE™ 4.0 and HIP 7.0 facilitate consumer brand interactions and the ability to track and analyze campaign results.  We believe that our patented device-detection and proprietary mobile content adaptation software provides a solution to the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.  We are headquartered in New York City.

On August 25, 2011, we completed our acquisition of substantially all of the assets of Hipcricket, Inc. (“Hipcricket”).  Hipcricket provides a cloud-based mobile marketing and advertising SaaS platform that empowers its clients to engage customers, drive loyalty, and increase sales by creating, analyzing, and optimizing integrated mobile marketing campaigns and enterprise class solutions.  Hipcricket’s clients connect with consumers across every mobile channel, including SMS, 2D/QR codes, mobile Web sites, advertising networks, social media and branded apps.  Hipcricket has also created the first comprehensive permission-based mobile ad network, targeting customers via location and highly-specific demographic information across SMS, display, rich media and video.

On July 22, 2011, we completed the acquisition of substantially all of the assets of JAGTAG, Inc. Unlike other 2D barcode systems, JAGTAG delivers multimedia to both smartphones and standard phones without requiring the consumer to download an application prior to use. As a result, JAGTAG can share video, images, music and text with more mobile consumers than mobile web-dependent media. Anywhere mobile consumers encounter JAGTAGs, they can use their phones to request and immediately receive multimedia content, including video, audio, pictures, coupons and text.

In 2009, we initiated a comprehensive business growth strategy aimed at fully leveraging the value of our technology and patent portfolio by accelerating the advanced development of technology platforms that apply the most valuable aspects of the patents.

As a result of the change in our business strategy, we executed an Asset Purchase Agreement, effective January 1, 2010 which transferred the business operations of our Internet radio services to World Talk Radio, LLC, an Arizona based limited liability company (“WTR”) that is owned and operated by VoiceAmerica.  We will receive a perpetual royalty as a percentage of gross revenue generated by WTR for as long as the new entity provides Internet radio services.

Our goal is to be the leading provider of mobile marketing.  The principal elements of our strategy to achieve this goal are to:

•                  capitalize upon our existing patented technology to further develop new product innovations and licensing opportunities, fully leveraging the value of our technology and patent portfolio;

•                  invest in our platform to address changes in our end markets and technology;

•                  further penetrate brands within our existing customer base and add new strategic relationships with brands and advertising agencies;

•                  grow our revenue and focus on achieving profitability;

•                  continue to pursue strategic acquisitions that will increase our market share, technology leadership or our expanding geographic footprint; and

•                  monetize the value of our intellectual property through patent enforcement, licensing and collaboration efforts.

Trends, Events and Uncertainties

On August 25, 2011 (the “Closing Date”) we acquired all of the assets of Hipcricket, including its intellectual property, and we assumed certain liabilities.  Among the liabilities we assumed were liabilities arising after the Closing Date that were in connection with or incidental to our ownership of the acquired assets.

In December 2008, Hipcricket received a letter from TeleComunications Systems, Inc. (“TCS”) alleging patent infringement related to wireless messaging.  To date, TCS had not instituted any legal action against Hipcricket relating to these allegations.  Since June 2010 five Hipcricket clients received infringement notices from Helferich Patent Licensing, LLC (“Helferich”) involving multiple patents and these clients sought indemnity from Hipcricket against these claims.  To date, Helferich does not assert that Hipcricket’s patents or technology have infringed Helferich’s patents.

A portion of the aggregate share consideration we paid to Hipcricket for its assets was placed in escrow (the “Indemnification Escrow”) with our transfer agent, and a portion of the Indemnification Escrow (the “IP Escrow”) will be held for a period of one year from the Closing Date, and the IP Escrow will be held for a period of two years from the Closing Date, in order to secure any damages that may result from any breach of a representation, warranty or covenant of Hipcricket in the Amended and Restated Asset Purchase Agreement, any liability arising out of the ownership or operation of the assets prior to the Closing Date other than assumed liabilities, and certain retained liabilities of Hipcricket.  In addition, the IP Escrow will be available to secure any damages that may arise relating to any infringement claims involving Hipcricket’s intellectual property and other costs related to resolving any such claims.

While we believe that it is unlikely that either TCS or Helferich would be successful in prevailing in an action for patent infringement against us as the current owners of the patents at issue, we cannot assure you that will be the case and we have made no assessment of what the damages could be if such an action were filed and either TCS or Helferich prevailed on its claims.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.  We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended February 28, 2011.  We have not materially changed our significant accounting policies.

Revenue Recognition Policy

We provide access to our AD LIFE™ 4.0 and HIP 7.0 SaaS mobile marketing platforms and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and revenues are generally recognized over the term of the contract.  We also offer professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria and have a fair value that can be obtained as the other services are generally sold without professional services.

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

Revenues from the creation of custom software are generally a component of contracts that include hosting and/or production and delivery services. Software revenues are recorded when the software is completed and accepted by the client if the software has free standing functionality, the fee for the software is separately determinable and we have demonstrated our capability of completing any remaining terms under the contract. Otherwise all revenues under the multi-deliverable contracts are recorded pro rata over the term of the production and content delivery or hosting period.

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

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  We classify fair value balances based on the observation of those inputs.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Results of Operations

The discussion of the results of our operations compares the quarter ended August 31, 2011 with the quarter ended August 31, 2010, and is not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended August 31, 2011 versus August 31, 2010

For the quarter ended August 31, 2011, revenues were $1,287,122 compared to $718,717 for the quarter ended August 31, 2010, an increase of 79%. The resulting increase is directly related to the added emphasis on providing mobile media services and in part due to the acquisitions of the assets of Hipcricket, Inc. and JAGTAG, Inc.  Production and service delivery costs were $412,347 for the August 31, 2011 quarter compared to $251,711 for the quarter ended August 31, 2010 reflecting additional costs related to the addition of employees necessary to facilitate the delivery of the mobile media services.

Selling, general, and administrative expenses were $4,028,062 for the quarter ended August 31, 2011 compared with $1,381,245 for the quarter ended August 31, 2010, an increase of 192%. This includes expenses for payroll, accounting, professional services, consulting fees and patent research costs.

Stock, option and warrant non-cash expenses totaled $2,158,113 for the quarter ended August 31, 2011 compared with $799,279 for the quarter ended August 31, 2010, an increase of 170%, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of our common stock.

Depreciation and amortization expense was $300,724 for the quarter ended August 31, 2011 compared with $244,257 in the quarter ended August 31, 2010, an increase of 23%. Amortization expense increased to $223,570 for the quarter ended August 31, 2011 compared to $174,805 for the quarter ended August 31, 2010.  Depreciation expense for the quarter ended August 31, 2011 increased to $77,154 compared to $69,452 for the quarter ended August 31, 2010. The total increase in depreciation and amortization relates to the increased fixed assets purchased in the second quarter of last year.

Interest income was $5,156 for the three months ended August 31, 2011 compared with interest income of $6 for the quarter ended August 31, 2010.

During the quarter ended August 31, 2011, the Company incurred a net loss of $5,606,968 compared to a net loss of $1,957,769 in the prior year quarter, an increase of $3,649,199 or 186%. The increase in the net loss is a result of increased expenses, including non-cash expenses, as described above.

Six Months Ended August 31, 2011 vs. 2010

For the six months ended August 31, 2011, revenues were $2,492,909 compared to $1,005,040 for the six months ended August 31, 2010, an increase of 148%. The increase in overall revenues was due to increased customer demand for our Ad Life platform and due to the acquisitions of the assets of Hipcricket, Inc. and JAGTAG, Inc.

Production and service delivery costs were $775,279 for the six months ended August 31, 2011 compared to $485,038 during the six months ended August 31, 2010, an increase of 60%, reflecting higher sales volume and higher overall costs related to telecommunications, higher cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

Selling, general, and administrative expenses were $7,007,113 for the six months ended August 31, 2011 compared with $2,308,284 for the six months ended August 31, 2010, a change of $4,698,829, or 204%. The change in expense was primarily due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development and delivery.  Of these administrative expenses, $3,766,663 of the increase is related to increased staffing and compensation levels in sales and general management, and $932,166 in professional fees is related to investor relations, accounting, legal, software development, other consulting fees and other expenses.

Stock, option and warrant non-cash expense was $3,800,345 for the six months ended August 31, 2011 compared with $1,414,297 for the six months ended August 31, 2010, an increase of 169%, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of our common stock.

Depreciation and amortization expense was $553,256 for the six months ended August 31, 2011 compared with $491,716 in the comparable 2010 period, an increase of 13%. Amortization expense increased to $392,386 for the six months ended August 31, 2011 compared to $350,025 for the comparable 2010 period. Depreciation expense for the six months ended August 31, 2011 increased to $160,870 compared to $141,691 for the six months ended August 31, 2010. The increase in depreciation and amortization relates to the increased fixed assets purchased during the second quarter last year.

Interest income was $19,530 for the six months ended August 31, 2011 compared with interest income of $16 for the six months ended August 31, 2010.

For the six months ended August 31, 2011, the Company incurred a net loss of $9,623,554 compared to a net loss of $3,694,279 in the comparable prior year period, an increase of $5,929,272 or 160%.  The increase in the net loss is a result of increased direct expenses, increased selling, general and administrative expenses and non-cash stock option and warrant expense, as described above.

Liquidity and Capital Resources

During the fiscal quarter ended August 31, 2011, we raised $922,588 of capital through the exercise of options and warrants.

As of August 31, 2011, we had cash balances of $3,174,474 and a working capital surplus of $2,933,178. Due to the sustained and substantial progress in the procurement of necessary working capital required to meet operating and general corporate expenditures, we believe that we will have enough cash flow from operations and from financing sources to continue for the next twelve months. Specifically, we have had discussions with existing warrant holders and other prospective financing sources which lead us to believe that we will be able to obtain the capital necessary to not only maintain current operations, but also to develop and implement our growth strategy in our core businesses as well as ensure a vigorous effort in protecting our intellectual property.  However, developing and expanding our business will require significant additional capital and other expenditures and we have no committed sources of financing.  If we are unable to raise funds as and when we need them, we may be required to curtail our operation.

During the six months ended August 31, 2011, we used $5,873,202 of cash in operating activities.  Cash was used primarily to fund our net loss.

We used $4,018,359 of cash in investing activities during the six months ended August 31, 2011.  Cash was used for acquisitions and the purchase of property and equipment and for the costs incurred in the defense of legal actions related to our patents.  During the six months ended August 31, 2010, we used a total of $267,922 in cash for the purchase of property and equipment and for the costs incurred in defense of the legal actions related to our patents.

During the six months ended August 31, 2011, we received $1,883,697 in cash from the exercise of stock options and warrants.  During the six months ended August 31, 2010, we received $2,018,750 in cash from the sale of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 11, 2011 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of August 31, 2011, we had $3,174,474 in cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of August 31, 2011, the Company’s disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information discusses legal proceedings which first became a reportable event during the quarter ended August 31, 2011 or which were reported on prior reports we filed with the Securities and Exchange Commission but in which there have been material developments.

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice.  On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and willful infringement, and to join World Talk Radio, LLC as a Counterclaim Defendant.  Augme believes that there is no merit with respect to these counterclaims and will continue to vigorously pursue the prosecution of Yahoo!’s infringement against the Company’s patent claims.  On August 11, 2011, a Markman hearing was held at the United States District Court for the Northern District of California with Magistrate Judge Joseph C. Spero. On September 13, 2011, Judge Spero issued a Claims Construction Order, which is believed to be favorable to the Company with respect to certain claim interpretations. This case remains pending.

On June 24, 2011, Lucidmedia Networks, Inc., (“Lucidmedia”) filed a counterclaim suit against us in the U.S. District Court for the Eastern District of Virginia.  The counterclaims are for declaratory judgment against Augme’s Patents #7,783,721 and #7,831,690 and allege that these patents are invalid and have not been infringed upon by Lucidmedia.  Also, the counterclaims are for infringement of Lucidmedia’s Patent #7,418,086 titled “Multimodal Information Services”.  Lucidmedia seeks injunctive relief and damages.  We intend to vigorously contest these counterclaims and will continue to pursue the prosecution of infringement against Lucidmedia Networks, Inc. on the Company’s patent claims.  This case will be tried separately from the Gannett Co., Inc.; Lucidmedia Networks, Inc.; and AOL, Inc case described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.  An initial scheduling conference on this matter is expected soon.

We are a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, labor and unemployment claims, commercial claims, claims related to our business and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with the acquisition of the assets of JAGTAG, Inc. on July 22, 2011 we issued 1,469,829 shares of our common stock to holders of JAGTAG’s equity and equity-linked securities.  The value per share was determined to be $3.50 on the closing date.  We relied on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the offering of the shares inasmuch as the holders of JAGTAG’s equity and equity-linked securities consisted of fewer than 35 non-accredited persons. Also, we provided them with the information required by Rule 502 of Regulation D and we did not engage in any general advertisement or general solicitation in connection with the offering of the shares.

In conjunction with the acquisition of the assets of Hipcricket, Inc. on August 25, 2011, we agreed to issue 11,457,359 shares of our common stock to the Hipcricket stockholders.  The value per share was determined to be $3.50 on the closing date.  The certificates were not issued until October 2011.  We relied on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the offering of the shares inasmuch as the Hipcricket stockholders consisted of fewer than 35 non-accredited persons, we provided them with the information required by Rule 502 of Regulation D and we did not engage in any general advertisement or general solicitation in connection with the offering of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (Filed on July 9, 2010 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 and incorporated herein by reference)

3.1.1	Certificate of amendment to Certificate of incorporation (Filed on July 1, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

3.2	Bylaws, as amended (Filed on April 28, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

10.1

Asset Purchase Agreement dated July 22, 2011 between Augme Technologies, Inc. and JagTag, Inc. (Filed on July 20, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

10.2

Employment Agreement dated July 22, 2011 between Augme Technologies, Inc. and Edward Jordan (Filed on July 26, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

10.3

Amended and Restated Asset Purchase Agreement dated August 25, 2011 between Augme Technologies, Inc. and Hipcricket, Inc. (Filed on August 25, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

10.4

Employment Agreement effective August 25, 2011 between Augme Technologies, Inc. and Ivan Braiker (Filed on August 25, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

10.5

Employment Agreement effective August 25, 2011 between Augme Technologies, Inc. and Eric Harber (Filed on August 25, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

10.6	Unsecured Promissory Note dated August 25, 2011 in favor of Hipcricket, Inc. (Filed on August 25, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: October 11, 2011	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer