Form 10-Q/A
period 2011-08-31
Augme Technologies, Inc.
filed 2011-11-09
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

AUGME TECHNOLOGIES, INC.

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to the Augme Technology, Inc. Quarterly Report on Form 10–Q for the quarter ended August 31, 2011, filed with the Securities and Exchange Commission on October 11, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.6	Unsecured Promissory Note dated August 25, 2011 in favor of Hipcricket, Inc. (Filed on August 25, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (Previously filed)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (Previously filed)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Previously filed)

101

The following financial statements from the Augme Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, filed on October 11, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.**

** Furnished and not filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)
Date: November 9, 2011	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer