Form 10-Q/A
period 2011-08-31
Augme Technologies, Inc.
filed 2012-01-17
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

350 7th AVENUE, 2nd FLOOR

NEW YORK, NY 10001

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

As of October 11, 2011 the issuer had 83,792,688 shares of common stock, par value $.0001, issued and outstanding.

Explanatory Note

On December 22, 2011, we concluded that our interim financial statements for the quarter ended August 31, 2011 should no longer be relied upon because of errors within the financial statements.  The primary purpose of this Amendment No. 2 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (the “Original Report”) is to disclose the restatement of the financial statements included therein.

A complete discussion of the restatement is included in the section of this Amendment titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” to our restated financial statements for the quarter ended August 31, 2011.  We have also revised Item 4 of Part I, “Controls and Procedures” and Item 1A of Part II, “Risk Factors”.

This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as identified above.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  This Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, and any amendments to those filings.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement misleading.

AUGME TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

	August 31,	February 28,
	2011 (as restated)	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,174,474	$11,182,356
Accounts receivable, net of allowance for doubtful accounts of $83,655 and $99,657, respectively	3,427,650	2,025,294
Prepaid expenses and other current assets	240,520	132,197
Total current assets	6,842,644	13,339,847

Property and equipment net of accumulated depreciation of $1,219,598 and $1,058,728, respectively	410,094	570,964
Goodwill	47,484,708	13,106,969
Intangible assets, net of accumulated amortization of $2,543,178 and $2,150,792, respectively	38,658,393	4,945,545
Deposits	234,807	67,551

TOTAL ASSETS	$93,630,646	$32,030,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,298,886	$740,129
Deferred revenue, current	1,415,421	1,190,151
Acquisition note payable	1,000,000	—
Acquisition related contingent consideration	23,284,000
Total current liabilities	26,998,307	1,930,280

TOTAL LIABILITIES	26,998,307	1,930,280

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 83,782,688 and 68,816,131 shares issued and outstanding, respectively	8,378	6,882
Additional paid-in capital	116,597,178	70,046,761
Accumulated deficit	(49,973,217)	(39,953,047)
Total stockholders’ equity	66,632,339	30,100,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,630,646	$32,030,876

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2011 (as restated)	2010
REVENUE	$1,287,122	$718,717

COST OF REVENUES:
Production and service delivery costs	412,347	251,711

OPERATING EXPENSES:
Selling, general, and administrative	6,582,791	2,180,524
Depreciation and amortization	300,724	244,257

Total operating expenses	6,883,515	2,424,781

LOSS FROM OPERATIONS	(6,008,740)	(1,957,775)

OTHER INCOME
Interest income	5,156	6

NET LOSS	$(6,003,584)	$(1,957,769)

BASIC AND DILUTED NET LOSS PER SHARE:	(.08)	(.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	71,189,143	57,969,423

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	August 31,	August 31,
	2011 (as restated)	2010

REVENUE	$2,492,909	$1,005,040

COST OF REVENUES:
Production and service delivery costs	775,279	485,038

OPERATING EXPENSES:
Selling, general, and administrative	11,204,074	3,722,581
Depreciation and amortization	553,256	491,716

Total operating expenses	11,757,330	4,214,297

LOSS FROM OPERATIONS	(10,039,700)	(3,694,295)

OTHER INCOME
Interest income	19,530	16

NET LOSS	$(10,020,170)	$(3,694,279)
BASIC AND DILUTED NET LOSS PER SHARE:	(.14)	(.06)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	70,001,452	57,625,702

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2011

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2011	68,816,131	$6,882	$70,046,761	$(39,953,047)	$30,100,596
Corporate Acquisitions, restated	12,921,444	1,291	41,166,598		41,167,889
Common stock issued for cash for:
Option /Warrants exercise	1,878,116	188	1,883,491		1,883,679
Common stock issued for:
Cashless option exercise	166,997	17	(17)
Stock option expense, Stock warrant expense restated			3,500,345		3,500,345
Net loss				(10,020,170)	(10,020,170)
Balances, August 31, 2011 (as restated)	83,782,688	$8,378	$116,597,178	$(49,973,217)	$66,632,339

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	August 31,	August 31
	2011 as restated	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,020,170)	$(3,694,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,256	491,717
Bad debt expense	25,498
Stock option and warrant expense	3,500,345	1,414,297
Acquisition related contingent expense	$—	$—
Changes in operating assets and liabilities:
Receivables	852,302	(778,382)
Prepaid expenses and other current assets	(167,256)	(55,302)
Deposits	80,889
Accounts payable and accrued expenses	(475,819)	(164,423)
Deferred revenue	(340,465)	(231,034)
Net cash used in operating activities	(5,991,420)	(3,017,406)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(0)	(256,610)
Purchase of assets of JAGTAG net of cost acquired	32,206	$—
Purchase of assets of Hipcricket	(3,000,000)	$—
Cash paid for patent defense costs	(932,347)	(11,312)
Net cash used in investing activities	(3,900,141)	(267,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	2,018,750
Proceeds received from the exercise of stock options and warrants	1,883,679
Net cash provided by financing activities	1,883,679	2,018,750
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,007,882)	(1,266,578)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,182,356	1,617,573
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,174,474	$350,995
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Stock issued for acquisitions	41,167,889	$—
Acquisition related contingent consideration	23,284,000	$—
Acquisition related note payable	$1,000,000	$—

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Augme Technologies, Inc. (“Augme”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Augme’s Annual Report filed with the SEC on Form 10-K, as amended.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Certain prior year amounts have been reclassified to be consistent with the current period classification. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2011 as reported in Form 10-K, as amended, have been omitted.

Restatement of Financial Statements

On December 22, 2011, we concluded that our financial statements for the quarter ended August 31, 2011 should no longer be relied upon because of errors within the financial statements.  The primary purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (the “Original Report”) is to disclose the restatement of our financial statements included therein.

The Company identified the following errors within its previously issued financial statements for the period noted.

Accounting for share-based payments and warrants - The Company corrected errors in the recognition of share-based payments. The Company incorrectly recognized expense related to share based payments issued to employees and service providers using the contractual term of the warrant rather than the corresponding vesting or requisite service period. Additionally, for certain warrants issued in connection with equity financings or issued in connection with the issuance of common stock, the Company incorrectly recognized warrant expense during the period, instead of classifying the amount as an adjustment to paid in capital. The errors related to the share-based payments impacted the quarterly interim period ended August 31, 2011, resulting in a decrease of $300,000 of warrant expense.

Accounting for business combinations — The Company corrected errors in the accounting for its business acquisitions of Hipcricket, Inc. (“Hipcricket”) and JAGTAG.  To correct the error related to the acquisition of Hipcricket the Company has recorded, as of the date of acquisition, an increase of $23,284,000 to goodwill and to acquisition related contingent consideration to reflect the fair value of the contingent consideration related to the earn-out described in Note 4.  The Company also incorrectly capitalized acquisition related transaction costs for the Hipcricket and JAGTAG business acquisitions, which should be expensed as incurred.  This change resulted in additional transaction expense of $696,616 during the six month period ended August 31, 2011.  These acquisitions were consummated during the Company’s second quarter ended August 31, 2011.

			As Restated
	August 31,	Restatement	August 31,
	2011	Adjustments	2011
CURRENT ASSETS:
Cash and cash equivalents	$3,174,474		3,174,474
Accounts receivable, net of allowance for doubtful accounts of $83,655 and $99,657, respectively	3,427,650		3,427,650
Prepaid expenses and other current assets	145,808	94,712	240,520
Total current assets	6,747,932	94,712	6,842,644

Property and equipment net of accumulated depreciation of $1,219,598 and $1,058,728, respectively	410,094		410,094
Goodwill	31,767,740	15,716,968	47,484,708
Intangible assets, net of accumulated amortization of $2,543,178 and $2,150,792, respectively	36,135,800	2,522,593	38,658,393
Deposits	140,307	94,500	234,807

TOTAL ASSETS	$75,201,873	18,428,773	93,630,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,399,333	(100,447)	1,298,886
Deferred revenue, current	1,415,421		1,415,421
Acquisition note payable	1,000,000		1,000,000
Acquisition related contingent consideration		23,284,000	23,284,000
Total current liabilities	3,814,754	23,183,553	26,998,307

TOTAL LIABILITIES	3,814,754	23,183,553	26,998,307

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 83,782,688 and 68,816,131 shares issued and outstanding, respectively	8,378		8,378
Additional paid-in capital	120,955,342	(4,358,164)	116,597,178
Accumulated deficit	(49,576,601)	(396,616)	(49,973,217)
Total stockholders’ equity	71,387,119	(4,754,780)	66,632,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,201,873	18,428,773	93,630,646

	3 Months Ended		As Restated	6 Months Ended		As Restated
	August 31,	Restatement	August 31,	August 31,	Restatement	August 31,
	2011	Adjustments	2011	2011	Adjustments	2011
REVENUE	$1,287,122		1,287,122	$2,492,909		2,492,909

COST OF REVENUES:
Production and service delivery costs	412,347		412,347	775,279		775,279

OPERATING EXPENSES:
Selling, general, and administrative	6,186,175	396,616	6,582,791	10,807,458	396,616	11,204,074
Depreciation and amortization	300,724		300,724	553,256		553,256

Total operating expenses	6,486,899	396,616	6,883,515	11,360,714	396,616	11,757,330

LOSS FROM OPERATIONS	(5,612,124)		(6,008,740)	(9,643,084)		(10,039,700)

OTHER INCOME
Interest income	5,156		5,156	19,530		19,530

NET LOSS	$(5,606,968)		(6,003,584)	$(9,623,554)		(10,020,170)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.08)		(0.08)	$(0.14)		(0.14)

NET LOSS PER SHARE — basic	$(0.08)		(0.08)	$(0.14)		(0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	71,189,143		71,189,143	70,001,452		70,001,452

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

NOTE 2 — EQUITY TRANSACTIONS

COMMON STOCK:

During the six months ended August 31, 2011, Augme completed the following common stock transactions:

Issued 1,878,116 common shares in connection with the exercise of options and warrants for $1,883,679.

Issued 166,997 common shares in connection with the cashless exercise of options.

Issued 12,921,444 common shares in connection with the asset purchase acquisitions of JAGTAG, Inc. and Hipcricket, Inc. in the total amount of $41,167,889.

STOCK OPTIONS:

As of August 31, 2011, there was $18,578,689 of unamortized stock option expense, which is expected to be amortized through August 2016.

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

The intrinsic value of the exercisable options at August 31, 2011 was $11,729,384

WARRANTS:

As of August 31, 2011 there was $1,126,517 of unamortized expense, which is expected to be expensed through February 2016.

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

NOTE 4 — ACQUISITIONS

Acquisition of Hipcricket, Inc. Assets:  On August 25, 2011, Augme completed its acquisition of the business and substantially all of the assets of Hipcricket pursuant to the Amended and Restated Asset Purchase Agreement, dated August 25, 2011, between Augme and Hipcricket, as described under Item 1.01 of Augme’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011. The Company has accounted for the acquisition as a business combination. The results of Hipcricket’s operations have been included in the consolidated financial statements of the Company since the date of the acquisition.

The estimated fair value of the consideration was $62.8 million, included $3 million in cash, $35.5 million in Augme’s common stock (11,457,359 shares at a price of $3.10), a $1 million promissory note, and $2 million to be paid to holders of Hipcricket options, which amount Augme may pay, at its discretion, in either cash or Augme’s common stock.  In addition, the transaction calls for a twelve-month earn-out payment to Hipcricket shareholders and employees, which if achieved will be no less than $15.0 million and may be as high as $27.5 million.  The earn-out may be paid in cash or Augme’s common stock at Augme’s discretion provided that the transaction remains a tax-free reorganization.  The contingent consideration recorded at the time of the acquisition was $23.3 million which is the discounted present value of the estimated earn-out of $25.2 million.

The consideration and the tangible and intangible assets acquired and liabilities assumed have been recorded at their estimated fair values. The fair value of the consideration paid in excess of net assets acquired is recorded as goodwill. Management used an independent valuation to estimate the acquisition date fair values.  The following table summarizes the estimates of fair value as of the date of acquisition:

Consideration:
Cash paid	$3,000,000
Common stock issued to Hipcricket stakeholders	35,517,813
Promissory Note	1,000,000
Contingent acquisition payable (in cash or common stock)	23,284,000

Total purchase price	$62,801,813

Assets acquired, liabilities assumed and goodwill:
Accounts receivable	$2,014,109
Prepayments and deposits	189,052
Accounts payable	(413,352)
Deferred revenue	(565,735)
Intangible assets	27,200,000

Total assets acquired and liabilities assumed	28,424,074

Goodwill	34,377,739

Total net assets acquired and goodwill	$62,801,813

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair value	Useful life
		(In years)
Customer relationships	$11,900,000	5
Acquired technology	6,600,000	5
Acquired trade name	8,700,000

Total intangible asset value	$27,200,000

Unaudited Pro Forma Results of Operations for Hipcricket Acquisition

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. The unaudited pro forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that we would have reported had the Hipcricket acquisition been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

	Pro forma	Pro forma
	3 months Ended	3 months Ended
	8/31/11	8/31/10

Revenue	$4,424,540	$2,907,917
Net income (loss)	(10,248,140)	(4,461,701)
Weighted average common shares	71,189,143	57,969,423
Basic and diluted net income (loss) per share	$(0.15)	$(.08)

	Pro forma	Pro forma
	6 months Ended	6 months Ended
	8/31/11	8/31/10

Revenue	$12,237,739	$7,450,756
Net income (loss)	(29,749,177)	(14,095,036)
Weighted average common shares	70,001,452	57,625,702
Basic and diluted net income (loss) per share	$(.42)	$(.24)

Acquisition of JAGTAG, Inc. Assets:  On July 22, 2011, Augme completed its acquisition of the business and substantially all of the assets of JAGTAG pursuant to the Asset Purchase Agreement, dated July 22, 2011, between Augme and JAGTAG, as described under Item 1.01 of Augme’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011. The Company has accounted for the acquisition as a business combination. The results of JAGTAG’s operations have been included in the consolidated financial statements of the Company since the date of the acquisition.  The estimated fair value of the consideration transferred to sellers was $5.6 million, comprised of 1,464,085 shares of Augme common stock at a price of $3.86 per share.

The estimated fair value of the intangible assets was based on a preliminary valuation and the final purchase price allocation may differ due to ongoing evaluations of the valuation. The following table summarizes the estimates of fair value as of the date of acquisition:

Consideration
Common Stock issued to JAGTAG Shareholders	$5,651,368

Allocation of Purchase Price
Cash	$32,206
Accounts Receivable	266,047
Accounts Payable	(539,225)
Other Liabilities	(80,547)
Deferred Revenue	(202,195)
Patents (10 year expected life)	6,175,082
$5,651,368

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

Restatement of Financial Statements

On December 22, 2011, we concluded that our interim financial statements for the quarter ended August 31, 2011 should no longer be relied upon because of errors within the financial statements.  The primary purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 (the “Original Report”) is to disclose the restatement of our financial statements included therein.

The Company identified the following errors within its previously issued financial statements for the period noted.

Accounting for share-based payments and warrants - The Company corrected errors in the recognition of share-based payments. The Company incorrectly recognized expense related to share based payments issued to employees and service providers, using the contractual term of the warrant rather than the corresponding vesting or requisite service period.  Additionally, for certain warrants issued in connection with equity financing's or issued in connection with the issuance of common stock, the Company incorrectly recognized warrant expense during the period, instead of classifying the amount as an adjustment to paid in capital. The errors related to the share-based payments impacted the quarterly interim period ended August 31, 2011 by a decrease of $300,000 to warrant expense.

Accounting for business combinations — The Company corrected errors in the accounting for its business acquisitions of Hipcricket, Inc. (“Hipcricket”) and JAGTAG.  To correct the error related to the acquisition of Hipcricket the Company has recorded, as of the date of the acquisition, an increase in the amount of $23,284,000 to goodwill and to acquisition related contingent consideration to reflect the fair value of the contingent consideration related to the earn-out described in Note 4 to our restated financial statements.  The Company also incorrectly capitalized acquisition related transaction costs for the Hipcricket and JAGTAG business acquisitions, which should be expensed as incurred.  This change resulted in additional transaction expense of $696,616 during the six month period ended August 31, 2011.  These acquisitions were consummated during the Company’s second quarter ended August 31, 2011.

The following table illustrates the effect of the adjustments by financial statement line item in our balance sheet as of August 31, 2011:

			As Restated
	August 31,	Restatement	August 31,
	2011	Adjustments	2011
CURRENT ASSETS:
Cash and cash equivalents	$3,174,474		3,174,474
Accounts receivable, net of allowance for doubtful accounts of $83,655 and $99,657, respectively	3,427,650		3,427,650
Prepaid expenses and other current assets	145,808	94,712	240,520
Total current assets	6,747,932	94,712	6,842,644

Property and equipment net of accumulated depreciation of $1,219,598 and $1,058,728, respectively	410,094		410,094
Goodwill	31,767,740	15,716,968	47,484,708
Intangible assets, net of accumulated amortization of $2,543,178 and $2,150,792, respectively	36,135,800	2,522,593	38,658,393
Deposits	140,307	94,500	234,807

TOTAL ASSETS	$75,201,873	18,428,773	93,630,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,399,333	(100,447)	1,298,886
Deferred revenue, current	1,415,421		1,415,421
Related party note payable	1,000,000		1,000,000
Acquisition related contingent consideration		23,284,000	23,284,000
Total current liabilities	3,814,754	23,183,553	26,998,307

TOTAL LIABILITIES	3,814,754	23,183,553	26,998,307

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 83,782,688 and 68,816,131 shares issued and outstanding, respectively	8,378		8,378
Additional paid-in capital	120,955,342	(4,358,164)	116,597,178
Accumulated deficit	(49,576,601)	(396,616)	(49,973,217)
Total stockholders’ equity	71,387,119	(4,754,780)	66,632,339

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,201,873	18,428,773	93,630,646

The following table illustrates the effect of the adjustments by financial statement line item in our statement of operations as of August 31, 2011:

	3 Months Ended		As Restated	6 Months Ended		As Restated
	August 31,	Restatement	August 31,	August 31,	Restatement	August 31,
	2011	Adjustments	2011	2011	Adjustments	2011
REVENUE	$1,287,122		1,287,122	$2,492,909		2,492,909

COST OF REVENUES:
Production and service delivery costs	412,347		412,347	775,279		775,279

OPERATING EXPENSES:
Selling, general, and administrative	6,186,175	396,616	6,582,791	10,807,458	396,616	11,204,074
Depreciation and amortization	300,724		300,724	553,256		553,256

Total operating expenses	6,486,899	396,616	6,883,515	11,360,714	396,616	11,757,330

LOSS FROM OPERATIONS	(5,612,124)		(6,008,740)	(9,643,084)		(10,039,700)

OTHER INCOME
Interest income	5,156		5,156	19,530		19,530
			—
NET LOSS	$(5,606,968)		(6,003,584)	$(9,623,554)		(10,020,170)
BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.08)		(0.08)	$(0.14)		(0.14)

NET LOSS PER SHARE — basic	$(0.08)		(0.08)	$(0.14)		(0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	71,189,143		71,189,143	70,001,452		70,001,452

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

Three Months Ended August 31, 2011 compared to Three Months Ended August 31, 2010

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

Selling, general, and administrative expenses were $6,582,791 for the quarter ended August 31, 2011 compared with $2,180,524 for the quarter ended August 31, 2010, an increase of 202%. This includes expenses for payroll, accounting, professional services, consulting fees and patent research costs.

Stock, option and warrant non-cash expenses totaled $1,858,112 for the quarter ended August 31, 2011 compared with $799,279 for the quarter ended August 31, 2010, a increase of 132%, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of our common stock.

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

During the quarter ended August 31, 2011, the Company incurred a net loss of $6,003,584 compared to a net loss of $1,957,769 in the prior year quarter, an increase of $4,045,815 or 207%. The increase in the net loss is a result of increased expenses, including non-cash expenses, as described above.

Six Months Ended August 31, 2011 compared to Six Months Ended August 31, 2010

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

Selling, general, and administrative expenses were $11,204,074 for the six months ended August 31, 2011 compared with $3,722,581 for the six months ended August 31, 2010, a change of $7,481,493, or 201%. The change in expense was primarily due to increased staffing and employee benefits and outside contracting costs associated with an increased level of product development and delivery. Of these administrative expenses, $4,470,452 of the increase is related to increased staffing and compensation levels in sales and general management, and $932,166 in professional fees is related to investor relations, accounting, legal, software development, other consulting fees and other expenses.

Stock, option and warrant non-cash expense was $3,500,345 for the six months ended August 31, 2011 compared with $1,414,297 for the six months ended August 31, 2010, an increase of 147%, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of our common stock. Depreciation and amortization expense was $553,256 for the six months ended August 31, 2011 compared with $491,716 in the comparable 2010 period, an increase of 13%. Amortization expense increased to $392,386 for the six months ended August 31, 2011 compared to $350,025 for the comparable 2010 period. Depreciation expense for the six months ended August 31, 2011 increased to $160,870 compared to $141,691 for the six months ended August 31, 2010. The increase in depreciation and amortization relates to the increased fixed assets purchased during the second quarter last year.

Interest income was $19,530 for the six months ended August 31, 2011 compared with interest income of $16 for the six months ended August 31, 2010.

For the six months ended August 31, 2011, the Company incurred a net loss of $10,020,170 compared to a net loss of $3,694,279 in the comparable prior year period, an increase of $6,325,891 or 58%. The increase in the net loss is a result of increased direct expenses, increased selling, general and administrative expenses and non-cash stock option and warrant expense, as described above.

Liquidity and Capital Resources

During the fiscal quarter ended August 31, 2011, we raised $922,588 of capital through the exercise of options and warrants.

As of August 31, 2011, we had cash balances of $3,174,474 and net working capital of $3,841,119, excluding the acquisition contingent consideration of $23,284,000, to be paid in stock and cash, if certain provisions are met.

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

During the six months ended August 31, 2011, we used $5,991,420 of cash in operating activities. Cash was used primarily to fund our net loss.

We used $3,900,141 of cash in investing activities during the six months ended August 31, 2011. Cash was used for acquisitions and for the costs incurred in the defense of legal actions related to our patents. During the six months ended August 31, 2011, we used a total of $932,347 in cash for the costs incurred in defense of the legal actions related to our patents. During the six months ended August 31, 2011, we received $1,883,679 in cash from the exercise of stock options and warrants.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of August 31, 2011, the Company’s disclosure controls and procedures are ineffective due to material weaknesses in its internal control over financial reporting. The material weaknesses were caused by the lack of personnel resources with technical accounting expertise who could timely prevent or detect errors relating to accounting for share-based payments and identifying and accounting for business combinations.

Under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures. We are working to remediate the identified material weaknesses by improving our internal controls and procedures by ensuring we have resources with sufficient knowledge and understanding of applicable generally accepted accounting principles and regulatory reporting requirements for our industry, including the recent appointment of a new Chief Financial Officer.  Additionally, we are implementing a share-based payment reporting system that will enhance our ability to track and report on our share-based payment activity during the period.

There have been no other material changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 may result in a reduction in the price of our common shares.

We are required to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and related regulations.  Any material weakness in our internal control over financial reporting that needs to be addressed, or disclosure of a material weakness in management’s assessment of internal control over financial reporting, may reduce the price of our common shares because investors may lose confidence in our financial reporting.

We have identified errors in our financial statements for the quarter ended August 31, 2011.  We have restated our financial statements for this period to correct the accounting treatment for these errors.  In conjunction with restating our financial statements, we have identified weaknesses in internal control over financial reporting that were material weaknesses as defined by standards established by the Public Company Accounting Oversight Board.  While we intend to attempt to remediate the weaknesses in our internal control over financial reporting, we cannot provide assurance that we will be successful in these remediation attempts or that we will not be subject to material weaknesses in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of August 31, 2011 resulted from our failure to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions. Specifically, we did not have an appropriate level of technical knowledge, experience and training in the accounting for business combinations and stock-based compensation. This control deficiency resulted in the restatement of our financial statements.

ITEM 6. EXHIBITS

Exhibit Number	Document
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
101

The following financial statements from the Augme Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: January 17, 2012	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer