Form 10-Q
period 2011-11-30
Augme Technologies, Inc.
filed 2012-01-17
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-57818

AUGME TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0122076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of January 17, 2012 the issuer has 94,310,683 shares of common stock, par value $.0001, issued and outstanding.

AUGME TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,947,363	$11,182,356
Accounts receivable, net of allowance for doubtful accounts of $193,238 and $99,657, respectively	3,962,330	2,025,294
Prepaid expenses and other current assets	428,642	132,197
Total current assets	21,338,335	13,339,847

Property and equipment net of accumulated depreciation of $1,253,963 and $1,058,728, respectively	333,437	570,964
Goodwill	47,484,708	13,106,969
Intangible assets, net of accumulated amortization of $3,709,002 and $2,150,792, respectively	38,542,339	4,945,545
Deposits	443,060	67,551

TOTAL ASSETS	$108,141,879	$32,030,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,081,304	$740,129
Deferred revenue, current	1,037,760	1,190,151
Acquisition related contingent consideration	24,250,750
Total current liabilities	29,369,814	1,930,280

LONG TERM LIABILITIES:
Accrued liabilities	92,428

TOTAL LIABILITIES	29,462,242	1,930,280

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 94,310,683 and 68,816,131 shares issued and outstanding, respectively	9,431	6,882
Additional paid-in capital	140,021,535	70,046,761
Accumulated deficit	(61,351,329)	(39,953,047)
Total stockholders’ equity	78,679,637	30,100,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,141,879	$32,030,876

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	November 30,	November 30,
	2011	2010
REVENUE	$4,424,540	$853,169

COST OF REVENUES:
Production and service delivery costs	1,400,658	361,349

OPERATING EXPENSES:
Selling, general, and administrative	13,166,744	3,064,546
Depreciation and amortization	1,236,520	261,209

Total operating expenses	14,403,264	3,325,755

LOSS FROM OPERATIONS	(11,379,382)	(2,833,935)

OTHER INCOME:
Interest income	2,093	7

NET LOSS	$(11,377,289)	$(2,833,928)
BASIC AND DILUTED NET LOSS PER SHARE:	(.13)	(.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	84,758,161	60,412,028

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	November 30,	November 30,
	2011	2010

REVENUE	$6,917,448	$1,858,208

COST OF REVENUES:
Production and service delivery costs	2,175,937	846,387

OPERATING EXPENSES:
Selling, general, and administrative	24,371,640	6,780,777
Depreciation and amortization	1,789,776	752,925

Total operating expenses	26,161,416	7,533,702

LOSS FROM OPERATIONS	(21,419,905)	(6,521,881)

OTHER INCOME:
Interest income	21,623	23

NET LOSS	$(21,398,282)	$(6,521,858)

BASIC AND DILUTED NET LOSS PER SHARE:	$(.30)	$(.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	70,422,761	58,549,934

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2011	68,816,131	$6,882	$70,046,761	$(39,953,047)	$30,100,596
Business combinations	12,921,444	1,291	41,167,889		41,169,180
Common stock issued for cash for:
Stock subscription, net	9,400,000	940	18,742,112		18,743,052
Option /Warrants exercise	2,894,920	290	2,815,523		2,815,813
Common stock issued for:
Cashless option exercise	166,997	17	(17)
Warrants issued for advisory services	111,191	11	238,979		238,990
Employee stock option expense			4,670,498		4,670,498
Warrant expense			2,339,790		2,339,790
Net loss				(21,398,282)	(21,398,282)
Balances, November 30, 2011	94,310,683	$9,431	$140,021,535	$(61,351,329)	$78,679,637

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	November 30,	November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,398,282)	$(6,521,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,789,776	752,925
Bad debt expense	25,495
Stock option and warrant expense	7,010,288	2,246,655
Warrants issued for advisory services	238,990
Acquisition related contingent expense	966,750

Changes in operating assets and liabilities:
Receivables	317,622	(1,357,529)
Prepaid expenses and other current assets	(107,233)	(122,715)
Deposits	(375,509)
Accounts payable and accrued expenses	2,400,319	30,802
Deferred revenue	(920,321)	175,054
Net cash used in operating activities	(10,052,105)	(4,796,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	5,963	(207,271)
Capitalization of software development costs		(235,802)
Purchase of assets of JAGTAG net of cash acquired	32,206
Purchase of assets of Hipcricket	(3,000,000)
Cash paid for patent acquisition costs	(63,800)
Cash paid for capitalized patent defense costs	(1,716,122)
Net cash used in investing activities	(4,741,753)	(443,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	18,743,052	2,261,000
Proceeds received from the exercise of stock options and warrants, net	2,815,813	2,018,750
Payments on acquisition related note payable	(1,000,000)
Net cash provided by financing activities	20,558,865	4,279,750

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,765,007	(959,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,182,356	1,617,573
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,947,363	$657,584

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$16,752
Stock issued for acquisitions	41,167,889	—
Acquisition related contingent consideration	24,246,750
Acquisition related note payable	1,000,000

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Augme Technologies, Inc. (“Augme” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Augme’s Annual Report filed with the SEC on Form 10-K, as amended.

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

Description of Business

Augme Technologies, Inc. provides strategic services and mobile technology to leading consumer and healthcare brands. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Augme’s AD LIFE™ mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs. Through the use of consumer response tags (CRTs) such as 2D codes, UPC codes, SMS, and image recognition, AD LIFE™ facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE™ solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.

Augme operates under one business segment and is headquartered in New York City and a new office location near Seattle, Washington.  Additionally, the Company maintains offices in Atlanta, Tucson, Dallas, Chicago, San Francisco and Los Angeles.  During July and August 2011, the Company made two business acquisitions, see Note 4.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the allowance for doubtful accounts, the useful lives of fixed assets, stock-based compensation, assumptions used in estimating the fair value of warrants, assumptions used in testing for impairment of goodwill and other long-lived assets, including identified intangibles; and the assumptions used in estimating the fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Fair Value of Financial Instruments

The fair value of some of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. Financial instruments that potentially subject the Company to concentrations of credit risk are cash-equivalents and trade receivables.

Capitalized Legal Patent Costs

We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. The capitalized legal patent costs are recorded within intangible assets on our consolidated balance sheets.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful life. A majority of our finite-lived intangible assets pertain to a portion of our patent portfolio, acquired customer relationships, and have estimated useful lives ranging from 5 years to 10 years. See Note 5.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually on February 28 of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. We did not record any charges related to goodwill impairment during the year ended February 28, 2011 or the three or nine months ended November 30, 2011.

Impairment of Long-Lived Assets including Intangible Assets

We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. No impairment of long-lived assets was considered necessary during the three or nine month periods ended November 30, 2011 or 2010.

Business Combinations

We account for business combinations using the acquisition method of accounting. The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquistion. Acquisition transaction costs are expensed as incurred.

Deferred Revenues

Deferred revenues primarily consist of billings or payments received in advance of revenue recognition from our subscription and professional services and support and maintenance revenues and are recognized as the revenue recognition criteria are met. We generally invoice our customers in monthly or quarterly installments for subscription revenue and as services are provided. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements.  Deferred revenues also include certain deferred professional services fees, which are recognized as revenues ratably over the associated contract term or under a percentage of completion.

Share-Based Payments

The fair value of our share based payments for stock options and stock warrants is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period using the straight line method. The BSM model requires various highly judgmental assumptions including expected volatility and option life. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimates; share-based payment expense is adjusted accordingly in that period.

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

Income or Loss Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options and stock warrants. Diluted income or loss per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, see Note 3.

Recently Issued Accounting Standards

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of ASU 2011-08 to have a material impact on our financial position, results of operations, or cash flows.

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2011, based on the recommendation of the Audit Committee, the Board of Directors determined that the Company should restate its consolidated financial statements for the second quarterly period of fiscal year 2012, ending August 31, 2011. Accordingly, on December 29, 2011, the Company announced that its previously released financial statements for this period should not be relied upon.

The Company identified the following errors within its previously issued financial statements for the period ended August 31, 2011; which were corrected in the Form 10-Q/A for the period ended August 31, 2011, filed on January 17, 2012.

Accounting for share-based payments and warrants - The Company corrected errors in the recognition of share-based payments. The Company incorrectly recognized expense related to share based payments issued to employees and service providers, using the contractual term of the warrant rather than the corresponding vesting or requisite service period. Additionally, for certain warrants issued in connection with equity financings or issued in connection with the issuance of common stock, the Company incorrectly recognized warrant expense during the period, instead of classifying the amount as an adjustment to paid in capital. The errors related to the share-based payments impacted the quarterly interim period ended August 31, 2011 resulting in an increase to warrant expense of $300,000.

Accounting for business combinations — The Company corrected errors in the accounting for its business acquisitions of Hipcricket, Inc. (“Hipcricket”) and JAGTAG.  To correct the error related to the acquisition of Hipcricket the Company has recorded an increase to goodwill and to acquisition related contingent consideration to reflect the fair value of the contingent consideration related to the earn-out described in Note 4, resulting in a $23,284,000 increase, respectively, as of the date of acquisition.  The Company also incorrectly capitalized acquisition related transaction costs for the Hipcricket and JAGTAG business acquisitions, which should be expensed as incurred.  This change resulted in additional transaction expense of $696,616 during the six month period ended August 31, 2011.  These acquisitions were consummated during the Company’s second quarter ended August 31, 2011.

NOTE 3 — EQUITY TRANSACTIONS

COMMON STOCK:

During the nine months ended November 30, 2011, Augme completed the following common stock transactions:

Issued 9,400,000 common shares in connection with a public offering, with net proceeds of $18,743,052.  These shares were issued at $2.15 per share, and were registered on an S-3 registration statement which we filed with the Securities and Exchange Commission and which allows us to sell securities having a total value of up to $75.0 million.  Transaction fees and other fees related the underwriting were $1,466,948.

Issued 11,457,359 shares of common shares in connection with the asset purchase acquisition of Hipcricket at a price of $3.10, and issued 1,464,085 shares of common stock in connection with the acquisition of JAGTAG at a price per share of $3.86.

Issued 111,191 shares of common stock for investment banking services related to the acquisition of Hipcricket at a price of $2.15 per share.

STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair value of stock option awards is estimated at the grant date based on the fair value of each vesting tranche as calculated by the BSM option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. The fair values of our equity awards, primarily stock option grants, were estimated with the following weighted average assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected life	5	5	5	5
Expected volatility	77.7%	76%	77.7%	76%
Risk-free interest rate	.4%	1%	.4%	1%

The affect on our results of operations of recording stock-based compensation expense for the three and nine months ended November 30, 2011 and 2010 was as follows, which is included in Selling, General Administrative expenses within the statement of operations:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Total stock-based compensation expense	$2,316,000	$414,213	$4,670,498	$1,053,647

The Company maintains stock incentive plans for its employees. The 2010 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, restricted shares, and other stock based awards to purchase up to an aggregate of 15,000,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options.  The Company issued 10,924,971 stock options under this plan as of November 30, 2011.

The Company also has issued non-qualified stock options to consultants and vendors for services provided, as well as employees, including officers, directors and consultants.

The summary of activity for Augme’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at February 28, 2011	13,945,029	$1.68
Granted	6,361,150	$3.17
Exercised	(1,140,812)	$1.02
Cancelled and Expired	(65,000)	$0.62
Forfeited	(1,397,665)	$3.31
Options outstanding at November 30, 2011	17,702,702	$2.14
Options exercisable at November 30, 2011	11,504,518	$1.78

Exercise price per share of options outstanding	$2.14

Weighted average remaining contractual lives	4.22

As of November 30, 2011, there was $18,305,612 of unamortized stock option expense, which is expected to be amortized through August 2016 over the remaining weighted average expected life 4.22 years.

The aggregate intrinsic value of the exercisable options at November 30, 2011 was $3,955,671

WARRANTS:

As of November 30, 2011 there was $951,081 of unamortized expense, which is expected to be expensed through November 2013 over the remaining weighted average contractual life of 3.19 years.

The estimated fair values of our stock warrant awards issued to service providers and employees were estimated with the following weighted average assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Contractual life	3	3	3.9	3
Expected volatility	81.32%	78.3%	77.8%	78.3%
Risk-free interest rate	.4%	.74%	.4%	.74%

The fair value of the stock warrants issued is expensed.  The warrant expense for the three and nine months ended November 30, 2011 and 2010 was as follows, which is included in Selling, General and Administrative expense within the statement of operations:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Total warrant expense	$893,943	$201,168	$2,339,790	$3,936,634

The summary of activity for Augme’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants outstanding at February 28, 2011	10,680,981	$1.63
Exercised	(1,833,920)	$1.17
Granted	1,217,724	$2.95
Forfeited, Cancelled and Expired	(237,144)	$3.90
Warrants outstanding at November 30, 2011	9,827,641	$1.83

Warrants exercisable and outstanding at November 30, 2011	9,820,141	$1.83
Weighted average remaining contractual lives	3.19

The aggregate intrinsic value of the exercisable warrants at November 30, 2011 was $2,896,622.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at November 30, 2011:

November 30, 2011
Stock options outstanding	17,702,702
Warrants outstanding	9,827,641
Stock options available for future grant	4,218,640
Common stock reserved for future issuance	31,748,983

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

The estimated fair value of the consideration was $62.8 million, included $3 million in cash, $35.5 million in Augme’s common stock (11,457,359 shares at a price of $3.10), a $1 million promissory note, and $2 million to be paid to holders of Hipcricket options, which amount Augme may pay, at its discretion, in either cash or Augme’s common stock.   In addition, the transaction calls for a twelve-month earn-out payment to Hipcricket shareholders and employees, which if achieved will be no less than $15.0 million and may be as high as $27.5 million.  The earn-out may be paid in cash or Augme’s common stock at Augme’s discretion provided that the transaction remains a tax-free reorganization.  The contingent consideration recorded at the time of the acquisition was $23.3 million which is the discounted present value of the estimated earn-out of $25.2 million.  As of November 30, 2011, the Company remeasured the contingent consideration to fair value and increased the acquisition related contingent consideration by $966,750 which is classified in other expense.

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

Pro forma
3 months Ended
11/30/10

Revenue	$2,907,917
Net income (loss)	(3,765,085)
Weighted average common shares	60,412,028
Basic and diluted net income (loss) per share	$(.06)

	Pro forma	Pro forma
	9 months Ended	9 months Ended
	11/30/11	11/30/10

Revenue	$12,237,739	$7,450,756
Net income (loss)	(31,528,131)	(13,398,420)
Weighted average common shares	70,422,761	58,549,934
Basic and diluted net income (loss) per share	$(.45)	$(.23)

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

The estimated fair value of the intangible assets was based on a preliminary valuation and the final purchase price allocation may differ due to ongoing evaluations of the valuation. The following table summarizes the estimates of fair value as of the date of acquisition:

Consideration
Common Stock issued to JAGTAG Shareholders	$5,651,368

Allocation of Purchase Price
Cash	$32,206
Accounts Receivable	266,047
Accounts Payable	(539,225)
Other Liabilities	(80,547)
Deferred Revenue	(202,195)
Patents (10 year expected life)	6,175,082
$5,651,368

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended November 30, 2011 are as follows:

Balance as of February 28, 2011	$13,106,969
Goodwill acquired	34,377,739
Goodwill adjustment	—
Total	$47,484,708

We do not expect all of the amounts recorded as goodwill to be deductible for tax purposes. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

Intangible assets relate to patent filing and patent protection litigation costs; as well as customer relationships, trade names, trademarks and technology obtained in past acquisitions, including the acquisitions of Hipcricket and JAGTAG during fiscal 2012. The following table presents the gross carrying value of the acquired intangible assets and accumulated amortization:

		As of November 30, 2011
	Useful Life in Months	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent Litigation		$4,840,754	$10,296	$4,830,458
Patent Acquisition Costs	180	63,800	836	62,964
Patents	60	6,175,082	95,842	6,079,240
Acquired technology	60	7,270,000	648,250	6,621,750
Customer relationships	60	12,910,291	1,069,670	11,840,621
Software	36	2,079,414	1,716,275	363,140
Non-compete agreements	36	212,000	167,833	44,167
Trade names and trademarks	indefinite	8,700,000		8,700,000
Total		$42,251,341	$3,709,002	$38,542,339

		As of February 28, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent Litigation		$3,124,632	$10,296	$3,114,336
Acquired technology	60	670,000	217,750	452,250
Customer relationships	72	950,000	257,292	692,708
Software	36	2,079,414	1,498,580	580,834
Non-compete agreements	36	212,000	114,833	97,167
Trade names and trademarks	24	44,000	35,750	8,250
Total		$7,080,046	$2,134,501	$4,945,545

Amortization expense was $1,165,824 and $1,558,210 for the three and nine months ended November 30, 2011, respectively, and $170,688 and $520,713 for the three and nine months ended November 30, 2010 respectively. Amortization in future periods is expected to be as follows:

Remainder of 2012	$1,386,125
2013	5,500,331
2014	5,183,885
2015	5,099,921
2016	4,950,613
Thereafter	7,721,464
Total	$29,842,339

NOTE 6 — FAIR VALUE MEASUREMENTS

The changes in the carrying amount in the fair value of acquisition related contingent consideration for the nine months ended November 30, 2011 are as follows

Balance as of February 28, 2011	$-0-
Contingent acquisition payable	23,284,000
Accretion adjustment for present value	966,750
Total	$24,250,750

NOTE 7 — CONTINGENCIES

Litigation

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Litigation Update

Tacoda, Inc. In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court for the Southern District of New York, seeking damages for alleged infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).  On September 6, 2011, Judge McMahon issued a Supplemental Claims Construction ruling that is believed to be favorable to the Company with respect to certain claim interpretations. On November 14, 2011, Hon. Colleen McMahon, District Judge for the U.S. District Court for the Southern District of New York, issued an order granting in part and denying in part Defendants AOL’s and Tacoda’s motion for a summary judgment of non-infringement.

Augme had asserted that AOL/Tacoda had infringed its patented targeted advertising technology on two distinct grounds. The Court held that Augme could not prevail on one of the asserted grounds under the Court’s claim construction ruling.  The Court withheld ruling on the other ground and requested that Augme provide further briefing to establish that the Data Agent combined with Data Tag employed in Defendants’ advertising network operates in essentially the same manner as claimed within the patents asserted by Augme.  Augme filed an Opposition Brief on December 5, 2011 asserting that infringement exists under the Doctrine of Equivalents. If the Court agrees with Augme’s position, the case will proceed to trial.

AOL, LLC; Time Warner, Inc.; and Platform-A, Inc.  On September 10, 2008, the Company filed a complaint against AOL, LLC in the U.S. District Court for the Central District of California, seeking damages for alleged infringement of its trademark BOOMBOX RADIO.  On January 21, 2009, the Company filed a First Amended Complaint against AOL, LLC; Time Warner, Inc.; and Platform-A, Inc., for trademark infringement relating to the mark BOOMBOX RADIO, and infringement of the Company’s U.S. Patent Nos. 6,594,691 and 7,269,636.  Pursuant to a court order dated April 14, 2009, the case was transferred to the U.S. District Court, Southern District of New York.  This case has been stayed pending the outcome of Augme’s case against AOL and Tacoda.  A pre-trial scheduling conference has been scheduled with Judge Robert Sweet for February 1, 2012.

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

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice.  On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and willful infringement, and to join World Talk Radio, LLC as a Counterclaim Defendant.  Augme believes that there is no merit with respect to these counterclaims and will continue to vigorously pursue the prosecution of the claims related to Yahoo!’s infringement against the Company’s patents.  On August 11, 2011, a Markman hearing was held at the United States District Court for the Northern District of California with Magistrate Judge Joseph C. Spero.  On September 13, 2011, Judge Spero issued a Claims Construction Order that is believed to be favorable to the Company with respect to certain claim interpretations.  On January 6, 2012, Judge Spero issued an order setting the trial date for this matter to be held January 7, 2013.

On November 30, 2011, the United States Patent and Trademark Office’s (“USPTO”) announced its decision to grant Yahoo Inc.’s request for reexamination on the Company’s U.S. Patent No. 7,269,636.  It is believed that Augme has strong evidence supporting the patentability of the claims of its patent and that the outcome of this reexamination proceeding will only further enhance the strength of the patent.

The Company has filed two Inter Partes Reexamination Requests with assignments to the Central Reexamination Unit of the USPTO for the Yahoo! U.S. Patent Nos. 7,640,320 and 7,512,622 that Yahoo! has asserted in its counterclaim against Augme.  Both requests for reexamination have been accepted and assigned filing dates and control numbers by the USPTO.  The Notices were mailed on November 7, 2011 and November 14, 2011 but were assigned sequential Control Nos. 95/001,794 and 95/011,795.  Both requests received a filing date of October 26, 2011.  On January 5, 2012, the requests were accepted by the USPTO Central Reexamination Unit. This case remains pending.

Pandora Media, Inc.  On April 29, 2011, Augme filed a complaint against Pandora Media, Inc. in the U.S. District Court, District of Delaware, seeking damages relating to the alleged infringement of Augme’s U.S. Patent No. 7,831,690 (“Appliance Metaphor For Adding Media Function To A Web Page”).  Pandora answered on June 22, 2011.  On November 22, 2011 Pandora announced Quarterly revenue of $75 million has grown 99% year-over-year, Quarterly total listener hours of 2.1 billion grew 104% year-over-year, and its 66% share of U.S. Internet radio grew from 53% from last year and its’ 4.3% share of total U.S. radio listening grew from 2.1% in 3Q11. Pandora also announced that the company raises fiscal 2012 revenue and profitability guidance. Augme’s experts have begun to quantify royalty and estimated damages related to Pandora’s infringement of Augme’s ‘690 patent.  Discovery has begun, and the Company intends to vigorously prosecute this action.

Gannett Co., Inc. Lucidmedia Networks, Inc.; and AOL, Inc.  On April 29, 2011, Augme filed a complaint against Gannett Co., Inc.; Lucidmedia Networks, Inc.; and AOL, Inc. in the U.S. District Court for the Eastern District of Virginia, seeking damages relating to the alleged infringement of the Company’s U.S. Patent Nos. 7,783,721 (“Method and Code Module For Adding Function to a Web Page”) and 7,831,690 (see above).  On July 26, 2011, the case was moved to the U.S. District Court for the Southern District of New York.  This case remains pending.

On June 24, 2011, Lucidmedia Networks, Inc. filed a counterclaim suit against Augme in the U.S. District Court for the Eastern District of Virginia.  The Company intends to vigorously contest the merit of these counterclaims and will continue to pursue the prosecution of infringement against Lucidmedia Networks, Inc. on the Company’s patent claims.  This case will be tried separately from the Gannett Co., Inc.; Lucidmedia Networks, Inc.; and AOL, Inc case described above.  A mediation conference is scheduled for January 23, 2012.

Brandofino Communications v. Augme Technologies, Inc. On September 27, 2011 Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County. The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme. The complaint seeks damages in excess of one million dollars. Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights). The Company intends to vigorously contest the merit of this case.

NOTE 8 — CONCENTRATION OF RISK

During the quarter ended November 30, 2011, 3 clients accounted for approximately 10 percent, 7 percent and 6 percent respectively of the Company’s revenue and no other client was over 5 percent.  In the quarter ended November 30, 2010 there were 3 clients that accounted for over 55 percent of revenues.

At November 30, 2011 four customers accounted for 32 percent of accounts receivable, the largest is 17 percent.  At February 28, 2011 three customers accounted for 62 percent of accounts receivable.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” included in our Annual Report on Form 10-K, as amended, which we filed with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

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

On August 25, 2011, we completed our acquisition of the business and substantially all of the assets of Hipcricket.  Hipcricket provides a cloud-based mobile marketing and advertising SaaS platform that empowers its clients to engage customers, drive loyalty, and increase sales by creating, analyzing, and optimizing integrated mobile marketing campaigns and enterprise class solutions.  Hipcricket’s clients connect with consumers across every mobile channel, including SMS, 2D/QR codes, mobile Web sites, advertising networks, social media and branded apps.  Hipcricket has also created the first comprehensive permission-based mobile ad network, targeting customers via location and highly-specific demographic information across SMS, display, rich media and video.

On July 22, 2011, we completed our acquisition of the business and substantially all of the assets of JAGTAG. Unlike other 2D barcode systems, JAGTAG delivers multimedia to both smartphones and standard phones without requiring the consumer to download an application prior to use. As a result, JAGTAG can share video, images, music and text with more mobile consumers than mobile web-dependent media. Anywhere mobile consumers encounter JAGTAGs, they can use their phones to request and immediately receive multimedia content, including video, audio, pictures, coupons and text.

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

•                  grow our revenue by increasing the size of our sales team; and

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

Capitalized Legal Patent Costs

We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. The capitalized legal patent costs are recorded within intangible assets on our consolidated balance sheets.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful life. A majority of our finite-lived intangible assets pertain to a portion of our patent portfolio, acquired customer relationships, trade names and trademarks, and have estimated useful lives ranging from 5 years to 10 years. See Note 5.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually on February 28 of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. We did not record any charges related to goodwill impairment during the year ended February 28, 2011 or the unaudited nine months ended November 30, 2011.

Impairment of Long-Lived Assets including Intangible Assets

We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows. No impairment of long-lived assets was considered necessary during the three or nine month periods ended November 30, 2011 or 2010.

Business Combinations

We account for business combinations using the acquisition method of accounting.  The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Acquisition transactions costs are expensed as incurred.

Deferred Revenues

Deferred revenues primarily consists of billings or payments received in advance of revenue recognition from our subscription and professional services and support and maintenance revenues and are recognized as the revenue recognition criteria are met. We generally invoice our customers in monthly or quarterly installments for subscriptions revenue and as services are provided. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements.  Deferred revenues also include certain deferred professional services fees, which are recognized as revenues ratably over the associated contract term or under a percentage of completion.

Share-Based Payments

The fair value of our share based payments for stock options and stock warrants is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period using a straight line method. The BSM model requires various highly judgmental assumptions including expected volatility and option life. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimates, share-based payment expense is adjusted accordingly in that period

Revenue Recognition Policy

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

Income or Loss Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options and stock warrants, Diluted income or loss per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, see Note 3.

Recently Issued Accounting Standards

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We don’t expect the adoption of ASU 2011-08 to have a material impact on our financial position, results of operations, or cash flows.

Results of Operations

The discussion of the results of our operations compares the quarter ended November 30, 2011 with the quarter ended November 30, 2010, and is not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Three Months Ended November 30, 2011 Compared to November 30, 2010

For the quarter ended November 30, 2011, revenues were $4,424,540 compared to $853,169 for the quarter ended November 30, 2010, an increase of 419%. The resulting increase is directly related to the acquisitions of Hipcricket and JAGTAG assets.  Cost of sales were $1,400,658 for the November 30, 2011 quarter compared to $361,349 for the quarter ended November 30, 2010 reflecting additional costs related to the additional revenues.  The gross profit margin for the quarter ended November 30, 2011 was 216% compared with 136% for the quarter ended November 30, 2010, as a result of the mix of business and cost efficiencies.

Selling, general, and administrative expenses were $13,166,744 for the quarter ended November 30, 2011 compared with $3,064,546 for the quarter ended November 30, 2010, an increase of $10,102,198, or 330%. This includes expenses for payroll, accounting, professional services, consulting fees share based payment and patent research costs. Professional fees were $1.3 million for the current quarter compared with $136,000 for the quarter ended November 30, 2010. Included in professional fees were one-time fees related to the combination of Augme, JAGTAG and Hipcricket of approximately $300,000 and other one-time expenses related to the combination were $1 million.  The non-cash accrual of the discount on the earn-out related to the purchase of Hipcricket was $966,750. Stock, option and warrant non-cash expenses totaled $3,209,943 for the quarter ended November 30, 2011 compared with $615,381 for the quarter ended November 30, 2010, an increase of 422%, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of our common stock.

Depreciation and amortization expense was $1,236,520 for the quarter ended November 30, 2011 compared with $261,209 in the quarter ended November 30, 2010, an increase of 373%. Amortization expense increased to $1,165,824 for the quarter ended November 30, 2011 compared to $170,688 for the quarter ended November 30, 2010.  Depreciation expense for the quarter ended November 30, 2011 decreased to $70,696 compared to $90,521 for the quarter ended November 30, 2010. The total increase in depreciation and amortization relates to the acquisitions of JAGTAG and Hipcricket.

Interest income was $2,093 for the three months ended November 30, 2011 compared with interest income of $7 for the quarter ended November 30, 2010.

During the quarter ended November 30, 2011, the Company incurred a net loss of $11,377,289 compared to a net loss of $2,833,928 in the prior year quarter, an increased loss of $8,543,361 or 301%. The increase in the net loss is a result of increased expenses, including non-cash expenses, as described above.

Nine Months Ended November 30, 2011 Compared to November 30, 2010

For the nine months ended November 30, 2011, revenues were $6,917,448 compared to $1,858,208 for the nine months ended November 30, 2010, an increase of 272%. The increase in overall revenues was due to the acquisitions of Hipcricket and JAGTAG and due to increased customer demand for our Ad Life platform.

Costs of sales were $2,175,937 for the nine months ended November 30, 2011 compared to $846,387 during the nine months ended November 30, 2010, an increase of 157%, reflecting higher sales. The gross profit margin for the nine months ended November 30, 2011 was 218% compared with 120% for the nine months ended November 30, 2010 as a result of the mix of business and cost efficiencies.

Selling, general, and administrative expenses were $24,371,640 for the nine months ended November 30, 2011 compared with $6,780,777 for the nine months ended November 30, 2010, an increase of $17,590,863, or 259%. The increase in expense included increased costs related to additional head count and other costs associated with the acquisitions of JAGTAG and Hipcricket and growth in headcount at Augme prior and after the acquisitions. Included in the nine months ended November 30, 2011 are expenses related to the acquisitions of JAGTAG and Hipcricket of $1.1 million and other one-time costs related to the combination of $1.0 million. The non-cash accrual of the discount on the Earnout related to the purchase of Hipcricket was $966,750. Stock, option and warrant non-cash expense was $7,010,288 for the nine months ended November 30, 2011 compared with $2,246,655 for the nine months ended November 30, 2010, an increase of 212%, and consisted of the fair value accounting for stock options and certain expenses that were paid with shares of our common stock.

Depreciation and amortization expense was $1,789,776 for the nine months ended November 30, 2011 compared with $752,925 in the comparable 2010 period, an increase of 138%. Amortization expense increased to $1,558,210 for the nine months ended November 30, 2011 compared to $520,713 for the comparable 2010 period. Depreciation expense for the nine months ended November 30, 2011 decreased to $231,566 compared to $232,212 for the nine months ended November 30, 2010. The increase in depreciation and amortization relates primarily to the increase in intangible assets through our acquisitions.

Interest income was $21,623 for the nine months ended November 30, 2011 compared with interest income of $23 for the nine months ended November 30, 2010.

For the nine months ended November 30, 2011, the Company incurred a net loss of $21,398,282 compared to a net loss of $6,521,858 in the comparable prior year period, an increased net loss of $14,876,354 or 228%.  The increase in the net loss is the result of expenses related primarily to increased expansion and asset acquisition cost.

Liquidity and Capital Resources

On June 29, 2011 we filed an S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75 million through sales of our securities.  The registration statement was declared effective on July 13, 2011.  The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed.  On November 17, 2011, we completed a public offering pursuant to which we sold 9,400,000 shares of the common stock registered on the S-3 registration statement at a price to the public of $2.15 per share.  We raised $18,742,112 in net proceeds and paid $1,466,948 in costs related to the offering.  We expect, in the future, that we will undertake additional offerings of our securities for proceeds of up to the remaining $55 million.

As of November 30, 2011, we had cash balances of $16,947,363.  Due to the sale of our securities, which procured the necessary working capital required to meet operating and general corporate expenditures, we believe that we will have enough cash flow from operations and from these financings to continue for the next twelve months. Furthermore, we also believe that we have the capital necessary to not only maintain current operations, but also to develop and implement our growth strategy in our core businesses as well as ensure a vigorous effort in protecting our intellectual property. During the nine months ended November 30, 2011, we used $10,052,105 of cash in operating activities.  Cash was used primarily to fund our net loss.

We used $4,741,753 of cash in investing activities during the nine months ended November 30, 2011.  Cash was used for acquisitions and the purchase of property and equipment and for the costs incurred in the defense of legal actions related to our patents.  During the nine months ended November 30, 2010, we used a total of $1,722,083 in cash for the purchase of property and equipment and for the costs incurred in defense of the legal actions related to our patents.

During the nine months ended November 30, 2011, we received $2,815,813 in cash from the exercise of stock options and warrants.  During the nine months ended November 30, 2011, we received $18,743,052 in cash from the sale of our common stock.

Cash Commitments

We have the following future or potential cash commitments:

•                    Minimum rents payable under operating leases total $387,000 for the remainder of 2011, $1.8 million in 2012, $1.7 million in 2013, $1.4 million in 2014, $141,000 in 2015, $141,000 in 2016, $141,000 in 2017, and $94,000 in 2018.

•                    Under the terms of the Share Purchase Agreement for Hipcricket, we expect to pay $2.0 million of the purchase price of Hipcricket in January 2012.

•                    Under the terms of the Share Purchase Agreement for Hipcricket, we will pay an earn-out to the sellers of Hipcricket, consisting of both cash and common stock in the second quarter of fiscal 2013 if certain revenue milestones are met related to the acquired business. We currently estimate this earn-out payment to be $24.2 million based on our probability weighted revenue forecasts, and we can settle this obligation using stock through the issuance of an equivalent number of common stock or a combination of stock and up to approximately $9 million cash. The maximum due under the earn-out is $27.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2011 we did not hold any derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. As of November 30, 2011, we had $16,947,363 in cash and cash equivalents.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have concluded that, as of November 30, 2011, the Company’s disclosure controls and procedures were ineffective due to material weaknesses in its internal control over financial reporting.  The material weaknesses were caused by the lack of personnel resources with technical accounting expertise who could timely prevent or detect errors relating to accounting for share-based payments and identifying and accounting for business combinations.

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

There have been no other material changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following information discusses legal proceedings which first became a reportable event during the quarter ended November 30, 2011 or which were reported on prior reports we filed with the Securities and Exchange Commission but in which there have been material developments.

Tacoda, Inc. In 2007, Augme filed a lawsuit against Tacoda, Inc. in the U.S. District Court for the Southern District of New York, seeking damages for alleged infringement of Augme-owned U.S. Patent Nos. 6,594,691 (“Method and System for Adding Function to a Web Page”) and 7,269,636 (“Method and Code Module for Adding Function to a Web Page”).  On September 6, 2011, Judge McMahon issued a Supplemental Claims Construction ruling that is believed to be favorable to the Company with respect to certain claim interpretations. On November 14, 2011, Hon. Colleen McMahon, District Judge for the U.S. District Court for the Southern District of New York, issued an order granting in part and denying in part Defendants AOL’s and Tacoda’s motion for a summary judgment of non-infringement.

Augme had asserted that AOL/Tacoda had infringed its patented targeted advertising technology on two distinct grounds. The Court held that Augme could not prevail on one of the asserted grounds under the Court’s claim construction ruling.  The Court withheld ruling on the other ground and requested that Augme provide further briefing to establishthat the Data Agent combined with Data Tag employed in Defendants’ advertising network operates in essentially the same manner as claimed within the patents asserted by Augme.  Augme filed an Opposition Brief on December 5, 2011 asserting that infringement exists under the Doctrine of Equivalents. If the Court agrees with Augme’s position, the case will proceed to trial.

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

On November 12, 2010, Yahoo! filed a motion for summary judgment with the United States District Court for the Northern District of California.  On December 3, 2010, an order was issued by Magistrate Judge Joseph C. Spero denying the Yahoo! motion without prejudice.  On December 3, 2010, Yahoo! filed a Notice of Motion and Motion for Leave to File Amended Answer with Additional Counterclaims seeking damages for costs of defense and willful infringement, and to join World Talk Radio, LLC as a Counterclaim Defendant.  Augme believes that there is no merit with respect to these counterclaims and will continue to vigorously pursue the prosecution of the claims related to Yahoo!’s infringement against the Company’s patents.  On August 11, 2011, a Markman hearing was held at the United States District Court for the Northern District of California with Magistrate Judge Joseph C. Spero.  On September 13, 2011, Judge Spero issued a Claims Construction Order that is believed to be favorable to the Company with respect to certain claim interpretations.  On January 6, 2012, Judge Spero issued an order setting the trial date for this matter to be held January 7, 2013.

On November 30, 2011, the United States Patent and Trademark Office’s (“USPTO”) announced its decision to grant Yahoo Inc.’s request for reexamination on the Company’s U.S. Patent No. 7,269,636.  It is believed that Augme has strong evidence supporting the patentability of theclaims of its patent and that the outcome of this reexamination proceeding will only further enhance the strength of the patent.

The Company has filed two Inter Partes Reexamination Requests with assignments to the Central Reexamination Unit of the USPTO for the Yahoo! U.S. Patent Nos. 7,640,320 and 7,512,622 that Yahoo! has asserted in its counterclaim against Augme.  Both requests for reexamination have been accepted and assigned filing dates and control numbers by the USPTO.  The Notices were mailed on November 7, 2011 and November 14, 2011 but were assigned sequential Control Nos. 95/001,794 and 95/011,795.  Both requests received a filing date of October 26, 2011.  On January 5, 2012, the requests were accepted by the USPTO Central Reexamination Unit. This case remains pending.

Brandofino Communications v. Augme Technologies, Inc. On September 27, 2011 Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County. The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme. The complaint seeks damages in excess of one million dollars. Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights). The Company intends to vigorously contest the merit of this case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation, as amended (Filed on July 9, 2010 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2010 and incorporated herein by reference)

3.1.1	Certificate of amendment to Certificate of incorporation (Filed on July 1, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference)

3.2	Bylaws, as amended (Filed on April 28, 2006 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

10.1	Form of Indemnification Agreement entered into between the registrant, its directors and executive officers (filed herewith)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

** 101	Interactive Data File (filed herewith)

In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.(**)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: January 17, 2012	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer