Form 10-K
period 2012-02-29
Augme Technologies, Inc.
filed 2012-05-08
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the OTC Bulletin Board on August 31, 2011 was approximately $213.4 million and was last sold on the OTC Bulletin Board on May 4, 2012 at a price of $2.33 per share.

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, on May 4, 2012 was 94,503,567.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K for the Year Ended February 29, 2012

PART I

Forward-Looking Statements

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

•      the emergence of new technologies which compete with our product and service offerings;

•      other capital market conditions, including availability of funding sources; and

•      changes in government regulations related to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” included in this and other reports we file with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

ITEM 1. BUSINESS

Overview

Augme® Technologies, Inc. (“Augme” or the “Company”), Augme® (“Augme”), AD LIFE® (“AD LIFE”), AD SERVE® (“AD SERVE”), A+® (“A+”), Hipcricket® (“Hipcricket”), Boombox® (“Boombox”) and the Company logos are trademarks of Augme Technologies, Inc.

Augme Technologies, Inc. is a leader in mobile marketing and advertising technology and services that enable brands, advertising agencies, media companies and enterprise customers to seamlessly drive sales, engagement and loyalty. Augme has one reporting unit and is headquartered in New York City. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme purchased the assets of the mobile marketing and mobile advertising company, Hipcricket, in August 2011 following the acquisition of the assets of JAGTAG, Inc. (“JAGTAG”) one month earlier.  Hipcricket is a mobile marketing company that creates measurable, real-time, one-to-one relationships between advertisers and their customers and prospective customers using text messages, multimedia messages, mobile web sites, mobile applications, mobile coupons, quick response codes and a mobile advertising network. The Company markets its services primarily through a direct sales force as well as through other service providers.  Following the acquisition, a leading industry analyst, Frost & Sullivan, opined that the combined Hipcricket-Augme entity will have one of the most innovative and complete sets of mobile marketing and advertising solutions in the industry, calling the company an “industry powerhouse.” Post acquisition, the combined company markets and sells its software and services to customers under the Hipcricket brand.

On March 14, 2012, Hipcricket, Inc. became a wholly-owned subsidiary of Augme. Hipcricket’s AD LIFE Platform (the “Platform”) is a true end-to-end mobile marketing and mobile advertising solution, enabling customers to quickly create, deploy and measure rich-media, interactive marketing campaigns across multiple networks and devices through a single access point.  Campaigns built on this proprietary software-as-a-service (“SaaS”) platform provide optimized marketing messages to the consumer by delivering Customer Relationship Management (“CRM”)-driven personalized brand experiences to customers where they work, play and live.  The Platform is a product of combining Hipcricket’s Hip 7.0 and Augme’s AD LIFE and AD SERVE platforms and technologies.

The Platform features an analytical engine that uses real-time campaign data, enabling brands, advertising agencies and media companies to plan, execute, monitor and measure mobile marketing and advertising campaigns in real time throughout the campaign lifecycle.  Through Hipcricket, the Company has delivered over 175,000 campaigns to date. The Company has over a 95% renewal rate among its 300+ total customer base.

The Platform is built on Augme’s patented intellectual property (“IP”).  The Company has invested a significant amount of its resources and capital building its patent portfolio, which management believes is foundational to targeted Internet functions, such as advertising, broadcasting and content delivery.  The first of Augme’s core patents was granted in 2003 with a 1999 priority date, placing the Company’s invention ahead of the inception of many leading Internet advertising and mobile marketing companies.  The patents cover a two code module system, designed to automatically assemble content delivery on back-end server systems allowing websites to target content to end-users’ preferences, networks, devices and installed Internet capabilities from any website destination.  The Company believes that all patent families remain open for additional divisional and continuation-in-part filings with applications in various stages of approval.

AD LIFE - Mobile Marketing

Mobile phones are fully integrated into the lives of most of the population of the United States. There are over 320 million mobile phone subscribers in the United States out of a total population of approximately 312 million people, as a portion of the population subscribes to more than one mobile device. Each cell phone user is a “mobile consumer” who is exposed to an average of over 80,000 print ad impressions annually.  Over $150 billion is spent annually in the U.S. on traditional print marketing media across six major channels: magazine, point-of-purchase, newspaper, free standing inserts, out-of-home, and direct mail. Packaging also has become a recognized marketing medium, as consumer packaged goods companies are increasingly leveraging the package with calls to action that link the brand with consumers via such means as Quick Response (“QR”) codes, the mobile web, and mobile messaging. Our business is augmenting this advertising with interactive marketing messages sent via the print ad to mobile phones.

Despite the proliferation of sophisticated mobile devices and the enormous marketing value promised by interacting directly with mobile consumers, marketers continue to struggle to find an easy, affordable, and effective way to fully integrate mobile phones into existing marketing and advertising campaigns. AD LIFE is our interactive SaaS platform that solves this “mobile marketing puzzle”.  It provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile phone users through traditional print advertising channels, thereby enhancing and extending communication, persuasiveness and effectiveness of existing campaigns.  AD LIFE does this through a comprehensive web portal with four fully integrated components:

•                  Consumer Response: Turnkey tools to create and assign Consumer Response Tags (“CRTs”) that allow consumers to use their mobile phones for easy and instant access to on-demand digital content. Augme’s AD LIFE open architecture offers a wide variety of CRTs in the market today, including Short Message Service (“SMS”), 2D codes, logo, and audio recognition.

•                  Content Formatting: While over 30% of Internet search is done via a mobile device, it has been estimated that only 2% of digital assets are formatted for proper viewing via a mobile device. The sophisticated device detection system in AD LIFE automatically renders existing digital assets for proper viewing and navigation on nearly any mobile device regardless of phone type, operating system, or mobile service provider.

•                  Customer Relationship Management (“CRM”): Using data analysis gathered and processed using proprietary techniques, AD LIFE provides key metrics and results of client campaigns including demographic and behavioral data.

•                  Promotional Partnerships: AD LIFE provides access to pre-negotiated and readily available branded content to complement existing promotions. These include rebates and coupons that operate through a partnership with one of the nation’s leading promotions transaction settlement providers, and many additional applications and services fully integrated with leading technology and service partners.

Our advanced, comprehensive, and fully integrated Platform drives revenue primarily through license fees, marketing campaign fees, and fees associated with certain add-on promotional applications in the platform. Additional revenue is generated by platform administration and professional service fees related to the mobilization of client content and implementation of marketing campaigns through the platform.  To date, all of our revenues have been generated in the United States.

Competition

The mobile marketing and advertising landscape, while in its early stages, is highly competitive and fragmented, with technology evolving rapidly. Competition in the market of mobile marketing applications and services is intense.  Our products face competition from many larger, more established companies.  In addition, the introduction of competing products and services could result in a decrease in the price charged by our competitors for their products and services, reduce demand for our products and services, or even make our products and services obsolete.  Many of the landscape’s significant players and new entrants are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape.  We believe Augme differentiates itself from the competition by offering complete, end-to-end mobile advertising and marketing solutions delivered through its Platform.

Customers

Through Hipcricket, the Company has successfully completed over 175,000 mobile campaigns to date with more than 300 clients across some of the leading brands in the U.S.  Furthermore, the Company has consistently maintained a customer renewal rate of over 95%.  Augme products serve advertisers and ad agencies in many vertical markets including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

The Company’s client roster includes:

•                              Nine of the world’s top twenty pharmaceutical companies;

•                              Eight of the largest media companies in the world;

•                              The three largest advertising companies in the world;

•                              Four of the leading quick service restaurant groups in the world;

•                              The two largest food companies in the world; and

•                              One of the largest auto manufacturers in the world.

Distribution

The AD LIFE mobile platform is primarily sold through our in-house sales force. We intend to build out our channel partner strategy across multiple industries.

Intellectual Property Summary

At February 29, 2012, Augme’s patent portfolio covers technology inventions from 1999 to 2033 and protects technology that enables the following:

1)              Customized content delivery to any Internet enabled device;

2)              Device, browser, software, and profile detection with content targeting;

3)              Content targeting based on profiles and ambient conditions; and

4)              Content targeting based on profiles within virtual environments.

We believe that the combined Augme and Hipcricket mobile marketing and advertising technology businesses are well positioned to capitalize on the growth of Internet enabled smartphones that have become a leading driver of growth in Internet traffic and utilization by consumers. Due to that explosive growth, marketers are refocusing to reach consumers through mobile advertising and mobile marketing strategies, initiatives and campaigns.  We believe that our IP will be instrumental in our efforts to capture the marketing budgets and mobile marketing advertising spends of the future. We believe the growth in mobile marketing and mobile advertising spending by our customers across an array of industry verticals will continue to rise. Augme’s objectives within its IP management include the commercialization of our inventions, on-going licensing through product sales, non-litigation licensing, litigation and the complete monetization of our inventions.

With over 150 million unique visitors over an industry-leading 175,000 campaigns completed to date through our patented technology platforms, we continue to develop new and innovative technologies and inventions. We project to have over 100 new patent assets under Augme’s management by the end of our 2013 fiscal year.

We believe that growth in the mobile Internet market space may enhance our patent enforcement initiative because it has contributed to the creation of an emerging group of companies that have developed revenue streams that we believe are infringing on Augme’s patents. Augme’s inventions have solved device, infrastructure and customized content distribution problems facing Internet publishers in 1999. Now in 2012, well within the coverage of the patent protection, the identical problems are repeating in the mobile Internet and we believe that Augme’s inventions again present the solution for mobile Internet publishers and service providers. We believe that the growing number of market entries by highly capitalized companies and the highly sought after massive consumer audience emerging on the mobile Internet makes it likely that infringement of our patents is occurring. Companies that implement and monetize their solutions may have developed revenue streams subject to licensing and infringement damages by Augme.

Augme owns 7 patents, has received notice of allowance on one additional patent, and it has an additional 46 patents pending with the United States Patent & Trademark Office (“USPTO”). Augme also has 4 international patents pending.

Augme’s first family of patented inventions plays an integral role in technology platforms and services and enables targeting of content to end-users. The patents are foundational to the methods used in two primary types of Mobile Internet operations:

1)              Device Detection and Mobile Content Targeting; and

2)              Customized Content & Mobile Advertising Delivery

Augme’s “Method and System for Adding Function to a Webpage” family of patents teaches a two-code-module system that enables any networked content to be customized based on end-user criteria. The Augme patents thus enable a single Web page (traditional Internet and mobile Web) to have an infinite number of tailored service responses that allow Web page visitors to receive content that is customized to the user’s unique computing environment, connectivity, bandwidth level, geographic location, gender, age, or any other information about the Web page visitor (targeting criteria) such as behavioral marketing data. Augme’s two-code-module Web page customization process has widespread application in the fields of Targeted Advertising, E-Commerce, Mobile Marketing/Advertising and other customized content delivery operations.

Augme’s patented methods and systems add function to web pages through an easily distributed software code module. The method and system deliver responses to client (computer user) requests that are customized based upon visitor information and preferences. When a web page is downloaded, the technology automatically executes a first code module embedded in the Web page. The first code module issues a first command to retrieve a second code module, via a network connection, from a server system. Next, a second code module is assembled based upon the visitor information. Finally, the assembled second code module, with a service response, is returned to the visitor’s device, where, upon execution, the response is rendered on the visitor’s processor platform (computer or mobile device). The patent portfolio has been granted 3 continuation patents under this family and is pursuing 2 addition patents including a “Method and System for adding Targeted Marketing to a Webpage,” now allowed by the USPTO, and expected to be issued to the company within 60 to 90 days.

Augme’s patent portfolio was expanded in 2011 with the filing of the now pending “Method and System for Generation of Anonymous Profiles from a Tri-Level Mapping of Mobile Network Marketing Econometrics” that solves critical mobile marketing consumer privacy issues by protecting users’ identities and movements through a mobile network. The invention also allows for brand centric rich media and mobile marketing engagements to be tracked and presented in way that provides data in three layers of utility within the areas of retail, product and consumer engagement. The data interface resulting from this technology allows brands to manage mobile marketing technology in a way that increases the knowledge base and strategic actionable information mapping anonymous consumer behavior and data.

U.S. Patent Number 7,958,081 was issued to the company on June 7, 2011 and is entitled, “Apparatuses, Methods and Systems for Information Querying and Serving on Mobile Devices Based on Ambient Conditions.” Augme expanded again and has been already granted patents in continuation of the ‘081 patent and added to its portfolio patents issued on November 29, 2011, U.S. Patent Number 8,069,169, entitled “Apparatuses, Methods and Systems for Information Querying and Serving on the Internet Based on Profiles” and “Apparatuses, Methods and Systems for a Graphical Code-Serving Interface.” The Company filed these applications on September 28, 2007 and the issuing claims detail the implementation of apparatuses, methods, and systems for information querying and serving on the mobile and consumer Internet based on profiles. Information and/or advertisement providers are enabled to leverage profile information to serve context, demographic, and behavior targeted information to users on the mobile Internet using this invention.

Aside from its patents and pending patents, Augme also owns 18 trademarks protecting the names of its products and identity in the marketplace.

Augme is engaged in several legal disputes with companies that Augme alleges are infringing the Augme patent portfolio. Currently pending patent infringement lawsuits and related matters are described in the section of this document titled “Legal Proceedings.”

Augme’s patents are an integral and foundational component of Augme’s technology platforms and services as well as providing potential for attractive partnership opportunities with third parties who have been identified to license the technology within prescribed market verticals.  Augme is pursuing certain strategic licensing arrangements with companies that Augme has identified as using Augme’s patented methods and processes.  In addition, Augme is obtaining organic licenses through Hipcricket’s clients’ use of Augme’s core technology and inventions.

The table below provides a brief description of patents in our portfolio:

Issue Date	Expiration Date	Patent Number	Brief Description
July 15, 2003	October 28, 2019	6,594,691

“Method and System for Adding Function to a Webpage.” The ‘691 patent describes a computer network and includes a first processor for maintaining a Web page having an embedded first code module and accessible through a Web address. A second processor supports a Web browser for downloading the Web page and executing the first code module. When executed, the first code module issues a first command to retrieve a second code module from a server system. The server system includes a database having a service response associated with the Web address. A second processor supports a Web browser for downloading the Web page and executing the first code module. A processor assembles the second code module having the service response. When the second code module is retrieved, the first code module issues a second command to initiate execution of the second code module to provide added function to the Web page.

September 11, 2007	October 28, 2019	7,269,636

“Method and Code Module for Adding Function to a Webpage.” The ‘636 patent describes a computer network that includes a first processor for maintaining a Web page having an embedded first code module and accessible through a Web address. A second processor supports a Web browser for downloading the Web page and executing the first code module. When executed, the first code module issues a first command to retrieve a second code module from a server system. The server system includes a database having a service response associated with the Web address. A second processor supports a Web browser for downloading the Web page and executing the first code module. A processor assembles the second code module having the service response. When the second code module is retrieved, the first code module issues a second command to initiate execution of the second code module to provide added function to the Web page.

August 24, 2010	October 28, 2019	7,783,721

“Method and Code Module for Adding Function to a Webpage.” The ‘721 patent describes, among other things, how to enable Internet and mobile websites to be delivered with customized content that is tailored to any end-user’s network-enabled device.

November 9, 2010	October 28, 2019	7,831,690

“Appliance Metaphor for Adding Media Function to a Webpage.” The ‘690 Patent describes a media appliance metaphor, a graphic representation representing a real world counterpart (for example, a radio player) that is formed by a server system as a service response customized in response to information about a Web page.

June 7, 2011	September 28, 2027	7,958,081

“Apparatuses, Methods and Systems for Information Querying and Serving on Mobile Devices Based on Ambient Conditions” When targeting is possible, the system allows an ad to be served intelligently based on atmospheric information surrounding the user, and the ad can correspond to existing knowledge, probable location, and other information about the user and Multimedia Messaging Service (“MMS”) messages.

November 29, 2011	August 14, 2028	8,069,168

“Apparatuses, Methods and Systems for Information Querying and Serving in a Virtual World Based on Profiles” The ‘168 patent describes virtual worlds which may include for example, massively multiplayer online games like The Sim’s Online, Everquest, World of Warcraft, Second Life, and/or the like. Information and/or advertisement providers may use a code triggered information server to serve context, demographic, and behavior targeted information to users in a virtual world.

November 29, 2011	October 15, 2028	8,069,169

“Apparatuses, Methods and Systems for Information Querying and Serving on the Internet Based on Profiles” The ‘169 patent provides that information and/or advertisement providers may use a code triggered information server to serve context, demographic, and behavior targeted information to users on the Internet.

Employees

At February 29, 2012, Augme had approximately 142 employees, including executive management, legal, accounting, administration, sales (including channel management), client services, technology development and IT infrastructure management, technical administration and implementation. We have no labor union contracts and believe relations with our employees are satisfactory.

Available Information

You can find more information about us at our Internet websites at (http://www.augme.com) and (http://www.hipcricket.com). Information included on our websites is not a part of this report. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K are available from the Securities and Exchange Commission EDGAR web site at (http://www.sec.gov). All of these reports for approximately the last twelve months are available free of charge on our Internet website as soon as reasonably practicable after we file such material electronically with the SEC.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Form 10-K, the following are risks that we believe should be considered carefully in evaluating our business.  Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks.  The risks summarized below do not represent an exhaustive list and additional risks not presently known to us or that we currently consider immaterial may also impair our business and operations.

We have incurred a net loss from operations for the last three fiscal years.  We cannot anticipate with certainty what our earnings, if any, will be in any future period.

Our net loss from operations has increased for each of the last three fiscal years, from $6.6 million to $12.5 million to $29.9 million for the fiscal years 2010, 2011 and 2012, respectively.  For the last fiscal year ended February 29, 2012, we had negative operating cash flows of $14.7 million.  Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.  The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties.  Furthermore, developing and expanding our business will require significant additional capital and other expenditures.  Accordingly, if we are not able to increase our revenue, then we may never achieve or sustain profitability.

Although we recently completed a $20 million financing, we are likely to need additional financing from time-to-time in order to continue our operations.  Financing may not be available to us when we need it.

Although we recently completed a $20 million financing, we anticipate that, in the future, we may need additional financing to continue our operations.  Financing may not be available to us on commercially reasonable terms, if at all, when we need it.  There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs.

Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations and net worth.

Pursuant to accounting principles generally accepted in the U. S., we are required to annually assess our goodwill and indefinite-lived intangible assets to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in such factors and conditions. We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable.

Our 2012 and 2011 annual impairment assessment indicated no impairment of our goodwill or intangible assets.  Although our analysis regarding the fair values of the goodwill and indefinite-lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our AD LIFE mobile marketing business could trigger future impairment in that business unit.  We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.

We had management changes beginning in June 2010 and continuing through 2011.  We cannot assure you that our new management has the ability to function as a team.

In June 2010, our Chief Executive Officer was replaced and in August 2011, following the acquisition of the assets of JAGTAG, we added a Chief Financial Officer. Additionally, following the acquisition of the assets of Hipcricket, Inc., we added a President.  Following these appointments, officers and directors resigned or have been replaced.  There can be no assurance that our new management team will function together successfully to implement our business strategy.  Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing and finance.

We had two acquisitions during the last fiscal year. Our business could suffer if we are unsuccessful in integrating acquisitions.

We acquired two companies during the last fiscal year, and we may acquire additional companies.  These transactions create risks such as disruption of our ongoing business, including loss of management focus on existing business; problems retaining key personnel; additional operating losses and expenses of the businesses we acquired; and the difficulty of integrating accounting, management and other administrative systems to permit effective management. In addition, valuations supporting our acquisitions could change rapidly given the current economic climate. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.

Future advertising and competition in the mobile device market may render our technology obsolete.  If that were to happen, it would have a material, adverse effect on our business and results of operations.

Newer technology may render our technology obsolete which would have a material, adverse effect on our business and results of operations.  We may also be required to collaborate with third parties to develop our products and may not be able to do so in a timely and cost-effective manner, if at all.

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

A number of laws and regulations may be adopted with respect to the Internet or other mobile device services covering issues such as user privacy, “indecent” materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Adoption of any such laws or regulations might impact our ability to deliver increasing levels of technological innovation and will likely add to the cost of making our products, which would adversely affect our results of operations.

The steps we have taken to protect our intellectual property rights may not be adequate.

We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect our intellectual property rights.  These offer only limited protection, however, and the steps we have taken to protect our proprietary technology may not deter its misuse, theft or misappropriation.  Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.  Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions.  Competitors may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information.  Although we rely in part upon confidentiality agreements with our employees, consultants and other third parties to protect our trade secrets and other confidential information, those agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or unauthorized disclosure of confidential information.  In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties.

We believe that some of our competitors have inappropriately incorporated our proprietary technology into their products.  We have and will continue to spend significant resources to monitor and protect our intellectual property rights.  We have initiated several legal actions against third parties for alleged infringement of our intellectual property rights but we cannot guarantee the outcome of these actions.

Our issued patents have been in the past and may in the future be challenged by third parties, and our pending patent applications may never be granted at all.  It is possible that innovations for which we seek patent protection may not be protectable.  Additionally, the process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  There can be no assurance that any patents will have the coverage originally sought or adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.  Any patents that are issued may be invalidated or otherwise limited, or may lapse or may be abandoned, enabling other companies to better develop products that compete with our solutions, which could adversely affect our competitive business position, business prospects and financial condition.

We cannot assure you that the measures we have taken to protect our intellectual property will adequately protect us, and any failure to protect our intellectual property could have a material adverse affect on our business, operating results and financial condition.

Third parties claiming that we infringe their intellectual property rights could cause us to incur significant legal expenses and prevent us from selling our solutions.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights.  In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them.  The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence.  We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated another party’s intellectual property rights. To the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims which is not uncommon with respect to software technologies.  There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods.  Any intellectual property claims made against us, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources.  These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights.  These claims could also result in our having to stop using technology found to be in violation of a third party’s rights.  We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all.  Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses.  As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense.  If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively.  Any of these results would harm our business, operating results and financial condition.

In addition, our agreements with customers and channel partners include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. Large indemnity payments could harm our business, operating results and financial condition.

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain disclosure controls and procedures.  As of November 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that, as of November 30, 2011, the Company’s disclosure controls and procedures were ineffective due to material weaknesses in its internal control over financial reporting. The material weaknesses were caused by the lack of personnel resources with technical accounting expertise who could timely prevent or detect errors relating to accounting for share-based payments and identifying and accounting for business combinations.

We have continued our efforts to remediate the identified material weaknesses by improving our internal controls and procedures by ensuring we have resources with sufficient knowledge and understanding of applicable generally accepted accounting principles and regulatory reporting requirements for our industry, including the appointment of a new Chief Financial Officer and additional accounting personnel.

Our failure to achieve and maintain an effective internal control environment could result in the loss of investors’ confidence in our financial reporting, our financial statements being unreliable, and a material decline in our stock price.  Our failure to maintain effective internal control over our financial reporting and disclosure controls and procedures could result in investigations, enforcement actions, and monetary and other sanctions by regulatory authorities, which could adversely affect our business and financial condition.

The passage of “do not track” legislation could have a material adverse impact on our business.

Internet privacy is an ongoing issue of concern to consumers.  A survey released by Pew Internet in March 2012 on search engine use found that 73% of respondents said they would “not be OK” with search engines tracking their searches.  According to the survey, the respondents believed that using tracked information from past searches to personalize their future searches was an invasion of their privacy.  Pew Internet found that this applied to all age groups.  In late 2010, the FTC and the Department of Commerce (“DOC”) each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation.  The FTC has also increased its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers.  A number of privacy and data security bills have been introduced in Congress that address the collection, maintenance and use of personal information, web browsing and geo-location data, and establish data security and breach notification requirements.  Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches.  Several Congressional hearings have examined privacy implications for online, offline and mobile data.  Messaging using SMS and MMS is always permission based, but if “do not track” legislation is passed, it could negatively impact our mobile ad network. Any significant restriction on our ability to utilize these functions could have a material adverse result on our business, revenues and results of operations.

Our business and future plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business, we will be dependent upon our executive officers, the loss of which could have a material adverse effect on our business.  Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future.  The competition for software developers is especially intense because the software market has significantly expanded over the past several years. If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners to expand our services or develop future enhancements thereto.  There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with third parties.  The failure to succeed in these endeavors could have a material adverse effect on our business and results of operations.

We are dependent on a small number of customers for a large portion of our sales and a loss of any customer that accounts for a large portion of our revenue would cause our revenue to decline substantially.

Sales to four customers accounted for approximately 29% of our revenue in fiscal year 2012.  Contracts with our customers generally have no specified term.  If revenues from these key customers decline for any reason (such as competitive developments), our revenues would decline and our ability to become profitable would be impaired.  It is important to our ongoing success that we maintain these key customer relationships and at the same time develop new customer relationships.

We cannot guarantee that we will have the resources or the expertise to compete against larger, more established providers of marketing applications and services.

Competition in the market of mobile marketing applications and services is intense.  Our products face competition from many larger, more established companies.  In addition, the introduction of competing products or services could result in a decrease in the price charged by our competitors for their products and services, reduce demand for our products and services or even make our products and services obsolete, any of which would have a material adverse effect on our business, operating results and financial condition.  There can be no assurance that we will be able to compete successfully with our existing or potential competitors, some of whom may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry.

Risks Relating to Ownership of Our Securities

Our common stock is considered a “penny stock.”  The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, broker-dealers must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

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

Article Six of our Certificate of Incorporation states that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of the Delaware General Corporation Law or shall be liable because the director (1) shall have breached his duty of loyalty to us or our stockholders; (2) shall have acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted in a manner involving intentional misconduct or a knowing violation of law; or (3) shall have derived an improper personal benefit.  Article Eight states that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as amended.  Furthermore, we have entered into indemnification agreements with each of our executive officers and directors. The provisions of our Certificate of Incorporation and our obligations under the indemnification agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

• Our ability to compete effectively;
• Our ability to continue to attract clients;
• Our ability to attract revenue from advertisers and sponsors;
• The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
• General economic conditions and those economic conditions specific to the internet and internet advertising;
• Our ability to keep our products and services web sites operational at a reasonable cost and without service interruptions;
• The success of our product expansion; and
• Our ability to attract, motivate and retain top-quality employees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of the date of this filing.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 350 Seventh Avenue, 2nd Floor, in New York, New York where we lease 11,850 square feet of space for administrative, sales, compliance, legal, and client services personnel under a lease that expires in November 2014. Additionally, we lease 21,000 square feet of space located at 4400 Carillon Point in Kirkland, Washington for administrative, technical, sales and client services personnel under a lease that expires in December 2013. We lease 2,079 square feet of office space in Tucson, Arizona for patent research and production personnel and 8,452 square feet of office space in Atlanta, Georgia, for technical, sales and production personnel. These leases expire in July 2013 and June 2012, respectively. Additional sattelite sales offices, (the “Sattelite Offices”), are located in Chicago, Illinois, Los Angeles, California, San Francisco, California and Dallas, Texas. The Sattelite Offices are all less than 1,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Litigation Update

Augme Technologies, Inc. v. Tacoda, Inc. and AOL, Inc., Civil Action No. 1:07-cv-07088-CM-GWG (the “Tacoda litigation”), a patent infringement lawsuit pending in the U.S. District Court for the Southern District of New York since August, 2007.  On November 14, 2011, the Court issued an order granting in part and denying in part Defendant Tacoda’s motion for summary judgment. The Court held that Augme could not prove literal infringement under that Court’s claim construction ruling previously issued. However, the Court reserved judgment on the issue of whether Augme could prove infringement under the doctrine of equivalents. The Court’s order invited further briefing from Augme to establish whether the Data Agent combined with the Data Tag employed in the Defendants’ advertising network operates in essentially the same manner as claimed within the patents-in-suit. Augme filed an Opposition Brief on December 5, 2011 asserting that infringement exists under the Doctrine of Equivalents. If the Court agrees with Augme’s position, the case will proceed to trial. Discovery in this matter is stayed by order of the Court while the parties await a decision on the summary judgment.

On December 21, 2011, AOL/Tacoda filed a Motion for Leave to File a Sur-reply on its Motion for Summary Judgment, presumably in order to respond to the points raised in Augme’s December 5 Opposition Brief. The Court granted the motion on April 9, 2012. AOL/Tacoda’s response was filed on April 20, 2012.  On April 25, 2012, Augme then sought leave to file its own response to the defendant’s April 20 responsive brief.

Augme Technologies, Inc. v. AOL, Inc. and Time Warner, Inc., Civil Action No. 1:09-cv-04299-RWS (the “BOOMBOX litigation”), a patent infringement and trademark infringement lawsuit pending in the U.S. District Court for the Southern District of New York (transferred from the U.S. District Court for the Central District of California) since September 10, 2008. In December 2011, in effect lifting the stay order, the Court required the parties to attend a pretrial conference on February 1, 2012. At that conference, the Court ordered the parties to begin discovery with respect to the patent issues and placed the parties into the District Court’s Patent Pilot Program. Both parties are to provide the discovery contemplated pursuant to the Patent Pilot Program by May 1, 2012, at which time the parties will reconvene with the Court. The Court ordered the parties to submit a status report on the status of discovery efforts by April 20, 2012. AOL counsel on behalf of all the defendants sought to stay discovery pending the outcome of the Tacoda litigation. By an unpublished order dated March 5, 2012, the Court rejected that request and required discovery relating to the patent infringement claims to proceed. With respect to the trademark issues, the parties agreed to mediation. If the mediation (tentatively scheduled for June 8, 2012) is unsuccessful, the parties are to report back to the Court with a proposed schedule for the trademark aspects of the case within 30 days from the completion of the mediation. A status conference is currently scheduled for May 3, 2012, and discovery in this case is ongoing.

Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 1:11-cv-05193-CM (previously Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 3:11-cv-00282-HEH) (the “Gannett litigation”), a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Virginia on April 29, 2011, subsequently transferred to the U.S. District Court for the Southern District of New York (case no. 1:11-cv-05193-CM). Currently, the claim construction briefing in this action is due thirty days after the Court issues its decision in the Tacoda litigation, rather than as previously scheduled. The parties are currently engaged in the early stages of discovery proceedings.

A final settlement agreement was reached with defendant LucidMedia on April 19, 2012, resulting in a patent license and services partnership. The case is still pending with regards to the remaining defendants, and the parties are engaged in the early stages of discovery proceedings.

LucidMedia Networks, Inc., v. Augme Technologies, Inc., Civil Action 3:11-cv-282-HEH (the “LucidMedia litigation”) was severed from the Gannett litigation that was transferred out of Virginia and to New York. This severed counterclaim for alleged patent infringement was filed in the U.S. District Court for the Eastern District of Virginia as an Amended Complaint on August 9, 2011. On January 23, 2012, LucidMedia and Augme agreed on a preliminary settlement of all issues, and the Court entered an order staying all proceedings in the Eastern District of Virginia pending settlement discussions.  A final settlement agreement was reached on April 19, 2012. A press release announcing the final settlement agreement was issued on April 26, 2012, resulting in a patent license and services partnership.

Augme Technologies, Inc. v. Yahoo! Inc., Civil Action No. 3:09-cv-05386-JCS (the “Yahoo! litigation”), a patent infringement lawsuit pending in the U.S. District Court for the Northern District of California since November 16, 2009. On December 14, 2011, a Markman hearing was held to construe certain terms in the Yahoo! patents which are the subject of Yahoo!’s counterclaim. A claim construction order on the Yahoo! patents was entered on January 3, 2012. On January 6, 2012, a case management conference was held during which the Court scheduled Augme’s case against Yahoo! for a trial commencing on January 7, 2013. At the case management conference, Yahoo!’s counterclaim was severed from Augme’s claim. The trial of Yahoo!’s counterclaim, if necessary, will take place following the conclusion of the trial of Augme’s case against Yahoo! Formal fact discovery was completed on April 5, 2012, and some limited follow-up discovery is ongoing. On April 20, 2012, the parties made stipulations relating to certain of Yahoo!’s financial documents. The case is now entering the expert discovery phase, with service of expert reports filed on April 20, 2012.

During the fact discovery process, Augme learned that Yahoo!’s Yield Manager System (one of the products at issue) actually consisted of three separate advertisement serving systems. Court intervention was required to compel Yahoo! to provide appropriate discovery on all of the accused systems. Augme is vigorously pursuing the matter and additional Yahoo! systems are being brought into the case. As a result, Augme is now seeking to amend its infringement contentions to be consistent with the information Yahoo! has now provided.

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379 (the “Pandora litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The discovery process is proceeding in this case and Augme is vigorously pursuing its claims against Pandora.

Augme Technologies, Inc. v. Velti, USA, Civil Action No. 1:12-cv-00294 (the “Velti litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of March 9, 2012.  Augme has filed a patent infringement lawsuit in the United States District Court of Delaware against Velti USA, Inc., a global provider of mobile marketing and advertising technology and solutions. Augme is asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. ‘721 (“Method and Code Module for Adding Function to a Web Page”), United States Patent No. ‘636 (“Method and Code Module For Adding Function to a Web Page”) and United States Patent No. ‘691 (“Method and System for Adding Function to a Web Page”). After a stipulation to extend time, Velti’s Answer to the Complaint is due on May 4, 2012.

Augme seeks injunctive relief to prevent Velti USA from continuing the alleged infringement of Augme’s patents. In addition, Augme seeks a recovery of monetary damages resulting from Velti’s past infringement of these patents and all legal fees associated with this patent enforcement effort.

Augme Technologies, Inc. v. Millennial Media, Inc., Civil Action No. 1:12-cv-00424 (the “Millennial Media litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 5, 2012. Augme filed a case against Millennial Media, Inc., asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721 (“Method and Code Module for Adding Function to a Web Page”), United States Patent No. 7,269,636 (“Method and Code Module For Adding Function to a Web Page”) and United States Patent No. 6,594,691 (“Method and System for Adding Function to a Web Page”). Millennial Media’s Answer to the Complaint is due on April 30, 2012.

Augme seeks injunctive relief to prevent Millennial Media from continuing the alleged infringement of Augme’s patents. In addition, Augme seeks a recovery of monetary damages resulting from Millennial Media’s past alleged infringement of these patents and all legal fees associated with this patent enforcement effort.

Brandofino Communications vs. Augme Technologies, Inc. (“The Brandofino Litigation”) On September 27, 2011 Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County. The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme. The complaint seeks damages in excess of one million dollars. Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights). The Company intends to vigorously defend against Brandofino’s claim and pursue its counterlaims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board Market under the symbol “AUGT.” The following table sets forth the quarterly high and low reported last bid prices for our common stock during the quarters indicated below:

	High	Low
Fiscal Year 2011

First Quarter ended May 31, 2010	$1.64	$1.07
Second Quarter ended August 31, 2010	$1.35	$0.99
Third Quarter ended November 30, 2010	$3.00	$1.15
Fourth Quarter ended February 28, 2011	$4.49	$2.54

Fiscal Year 2012

First Quarter ended May 31, 2011	$4.68	$2.53
Second Quarter ended August 31, 2011	$4.20	$2.42
Third Quarter ended November 30, 2011	$3.62	$1.60
Fourth Quarter ended February 29, 2012	$2.19	$1.25

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of May 4, 2012, the number of holders of record of our common stock was 424.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

Equity Compensation Plan

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 29, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	12,936,168	$2.46	1,959,276
Equity compensation plans not approved by security holders	7,217,051	1.42	—
TOTAL	20,153,219	$2.09	1,959,276

Performance Graph

The graph below compares the annual percentage change in the cumulative total return on the Company’s common stock with the NASDAQ Composite Index and the Russell 2000 Index for the five-year period ended on February 29, 2012, our 2012 fiscal year end.  Historical stock price performance should not be relied upon as an indication of future price performance.

Comparison of 5 Year Cumulative Total Returns

Among Augme Technologies, Inc., the NASDAQ Composite Index and the Russell 2000 Index

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our financial statements. Our financial statements for these periods were audited by an independent registered public accounting firm. You should read the data below in conjunction with our financial statements, related notes and other financial information appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” These historical results are not necessarily indicative of results that may be expected for future periods.

	Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008

Statement of Operations Data:
REVENUE	$11,950,370	$2,821,213	$339,901	$337,327	$743,044

COST OF REVENUES	4,150,807	1,251,318	492,838	215,412	563,414

OPERATING EXPENSES:

Selling, general and administrative	33,355,790	13,028,497	5,580,743	3,271,452	2,945,525
Depreciation and amortization	4,328,247	1,019,600	841,280	541,951	383,687
Impairment	—	—	—	729,000	—
Lease termination	—	—	—	489,845	—

Total operating expenses	37,684,037	14,048,097	6,422,023	5,032,248	3,329,212

LOSS FROM OPERATIONS	(29,884,474)	(12,478,202)	(6,574,960)	(4,910,333)	(3,149,582)

OTHER INCOME (EXPENSE):
Interest income (expense), net	20,950	(276)	(1,343)	9,221	(153,995)
Acquisition related contingent consideration	(2,716,500)	—	—	—	—
Loss on derivative instruments	—	—	(335,820)	—	—
Impairment of subscription receivable	—	—	—	—	(395,649)

LOSS FROM CONTINUING OPERATIONS	(32,580,024)	(12,478,478)	(6,912,123)	(4,901,112)	(3,699,226)

Discontinued operations:

Income (loss) from discontinued operations	—	—	(588,214)	(424,398)	395,221
Loss on sale of discontinued operations	—	—	(878,162)	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	—	(1,466,376)	(424,398)	395,221

NET LOSS	$(32,580,024)	$(12,478,478)	$(8,378,499)	$(5,325,510)	$(3,304,005)

Basic and diluted net loss per share from continuing operations	$(0.41)	$(0.21)	$(0.14)	$(0.12)	$(0.10)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.41)	$(0.21)	$(0.16)	$(0.13)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	80,146,990	60,264,895	50,980,171	41,874,738	37,979,062

	As of
	February 29, 2012	February 28, 2011	February 28, 2010	February 28, 2009	February 29, 2008
Balance Sheet Data:
Cash and cash equivalents	$11,428,825	$11,182,356	$1,617,573	$374,696	$657,174
Total assets	100,592,076	32,030,876	19,853,749	5,413,953	5,883,750
Current liabilities, net of deferred revenue	30,213,530	740,129	1,241,777	2,526,819	1,741,707
Deferred revenue, current	1,050,369	1,190,151	222,345	—	—
Accumulated deficit	(72,533,071)	(39,953,047)	(27,474,568)	(18,464,925)	(13,139,415)
Total stockholders’ equity	69,214,900	30,100,596	18,377,936	2,887,134	4,142,043
Total liabilities and stockholders’ equity	$100,592,076	$32,030,876	$19,853,749	$5,413,953	$5,883,750

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under Risk Factors above and elsewhere in this report.

Overview

Augme provides strategic services and mobile technology to leading consumer and healthcare brands. Our sales are comprised of a combination of SaaS based sales, individual campaign fees, and mobile advertising fees.

We hold a portfolio of patents related to the “Method and System for Adding Function to a Webpage,” which cover technical processes and methods that we believe are an indispensable component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Our technology allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across mobile channels, including SMS, 2D/QR codes, mobile websites, advertising networks, social media and branded apps.  AD LIFE 4.0 facilitates consumer brand interactions and the ability to track and analyze campaign results.  We believe that our patented device-detection and proprietary mobile content adaptation software provides a solution to the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.  We are headquartered in New York City.

On August 25, 2011, we completed our acquisition of the business and substantially all of the assets of Hipcricket.  Hipcricket provides a cloud-based mobile marketing and advertising SaaS platform, HIP 7.0 that empowers its clients to engage customers, drive loyalty, and increase sales by creating, analyzing, and optimizing integrated mobile marketing campaigns and enterprise class solutions. The HIP 7.0 platform has been combined into the AD LIFE 4.0 platform to offer clients the combined functionality of both platforms.  Hipcricket’s clients connect with consumers across every mobile channel, including SMS, 2D/QR codes, mobile Web sites, advertising networks, social media and branded apps.  Hipcricket has also created the first comprehensive permission-based mobile ad network, targeting customers via location and highly-specific demographic information across SMS, display, rich media and video.

On July 22, 2011, we completed our acquisition of the business and substantially all of the assets of JAGTAG. As part of that acquisition, the Company acquired certain patents related to ambient targeting and is in the process of deploying this capability into its service offering.

Trends, Events and Uncertainties

The mobile marketing and advertising competitive landscape, while in its early stages, is highly competitive. Many of the landscape’s significant players are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape. We believe Augme differentiates itself from the competition by offering complete, end-to-end mobile advertising and marketing solutions delivered through its SaaS AD LIFE platform.

In late 2010, the FTC and the Department of Commerce each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation.  If “do not track” legislation is passed, it could negatively impact our mobile ad network.  Any significant restriction on our ability to utilize the functions of our technology could have a material adverse result on our business, revenues and results of operations.

Industry Overview

We believe that the convergence of several factors is fundamentally changing the way advertisers reach their audience. We anticipate consumers will continue to increase their usage of mobile devices as their medium for content consumption, creating a significant opportunity for mobile advertising. These factors include:

Adoption of faster and more functional mobile connected devices create unprecedented mobile advertising and marketing opportunities.

The ubiquity and utility of mobile devices continue to grow, empowering advertisers and marketers with an unprecedented audience and delivery capabilities never seen before. There has been widespread adoption of mobile connected devices, driven by intuitive user interfaces, lower price points, increased functionality, faster processing speeds, better graphics processors and advanced display technologies with touch capabilities. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile connected devices. A 2011 report by Cisco Systems projects that the number of mobile connected devices worldwide will reach 7.1 billion by 2015. According to IDC, the number of smartphones shipped by vendors is expected to increase from approximately 305 million in 2010 to more than one billion by 2015, representing a compound annual growth rate of approximately 27%. IDC also estimates that nearly 63 million tablets will be shipped in 2011, growing to 135 million tablets in 2015, representing a compound annual growth rate of 22%.

Mobile usage has disrupted how content is consumed.

Consumers are increasingly using their mobile devices instead of their personal computers and other traditional media to access content. For example, according to industry research conducted by Kleiner Perkins Caufield & Byers, a venture capital firm, 33% of the traffic on Facebook came from mobile devices in 2011, up from 1% in 2008. Consumers use their mobile devices in all aspects of their daily lives, such as reading the news, playing games, checking sports scores, shopping, checking the weather, banking, obtaining maps and directions and listening to the radio. According to eMarketer, Inc., which publishes data, analysis and insights on digital marketing, media and commerce, the amount of time spent by consumers with their mobile devices is rising at a faster rate than the time spent viewing other types of media.

Advertising industry is being disrupted by mobile advertising.

As advertisers seek to maximize the effectiveness of their campaigns, we believe the attractiveness of traditional advertising media, such as outdoor billboards, newspapers, magazines, radio and even television, is declining relative to digital advertising. We believe this decline is due to several inherent limitations in traditional advertising, such as its limited ability to target specific audiences, its limited ability to measure audience reach, performance and in some cases, its limited geographic range. According to a December 2011 report by eMarketer, consumers are spending a larger proportion of their time with digital media, while there has been a concurrent decline in the share of time spent with traditional media. However, as summarized in the table below based on the eMarketer report, advertising spending is significantly lower on mobile than it is for other types of media, relative to consumer time spent with each type of media. Although there is still significant spending on traditional advertising, advertisers are shifting their budgets to digital channels, both online and mobile.

As consumers spend more time online using their personal computers, we believe digital advertising can be more effective than traditional advertising because it allows for user interaction, provides better measurement and achieves an expanded reach.

However, even PC-based online digital advertising suffers from a number of significant limitations, including:

Limited personalization. Computers often have multiple users, thus yielding audiences with limited personalization. This limits the ability of advertisers to target end users on an individual basis.

Limited real-time accessibility. Computers are typically used at home or in the office. Even laptops that can physically be with the user when traveling are usually used from a fixed location at their destination, where they are turned on and wirelessly connected to the Internet. As a result, user engagement with ads is generally limited to the time spent in front of the computer screen in a fixed location.

Limited location targeting. Most location targeting through personal computers is limited to a broad geographic area based on the records of the user’s Internet service provider. This limits the ability to deliver highly targeted advertising that is relevant to a consumer.

Our Solution

We believe mobile advertising provides significant benefits both to developers and to advertisers over traditional advertising media and PC-based online digital advertising. For developers, mobile advertising provides the opportunity to make money, acquire users and gain insight into mobile application (“app”) usage. For advertisers, the combination of the personal nature of mobile devices, their enhanced functionality and the rise of app-enabled experiences creates a powerful platform for highly targeted and effective advertising. Additionally;

Anytime, anywhere access. Mobile devices generally accompany users at all hours of the day and are typically turned on at all times. This provides advertisers the opportunity for nearly continual access to the user. An advertiser can reach audiences at all stages of the purchase decision — awareness, research, opinion, consideration and ultimately, purchase — in order to increase the likelihood that the viewer will become a purchaser of the product or service being advertised. This ability to target audiences at all times of the day, regardless of location, makes mobile advertising an attractive opportunity for advertisers, especially compared to newspapers, magazines, television and radio or to digital advertising delivered through personal computers.

Personalization. Mobile devices are inherently personal and are most often used by one person. Users often download and use a variety of apps that reflect their personal preferences and interests. In addition to customized apps, users can personalize and provide targetability via scans and messaging interactions with their mobile devices delivering a multi-channel mobile interface experience for the end users. When a user downloads any one of these mobile channels to his or her individual device, data is often exchanged that can provide information about the user’s interests. As the user downloads and registers, more data can be collected about this user’s preferences, which provides an opportunity to personalize the mobile advertising experience.

Location targeting and relevance. Data from mobile devices is often shared in a manner that can identify the device’s location. This enables location-targeted advertising, which has the potential to increase the impact and relevance of an ad to the user. For example, in PC-based online advertising, firms can assess a user’s browsing behavior to provide limited targeting of advertising to that user. With mobile advertising, on the other hand, an ad can be targeted to a consumer who is in close proximity to a specific location, such as a retail store, or to a consumer who recently visited that store. We believe the ad also has the potential to influence the user to walk into a nearby store.

More complete user engagement. Apps on mobile connected devices typically show one or two ads on each page view. We believe this limited number of ads on a small device screen can often capture the attention of the user better than the many banner ads on a typical PC-based web page. Furthermore, ads on a mobile device can take advantage of features of the device itself, such as the touch screen, swipe functionality and the accelerometer, which detects motion, to enable the user to manipulate and more deeply engage with the ad. Mobile device users can also act upon an ad immediately by, for example, downloading an app or other content, calling an advertiser directly from the mobile phone, or using the map on the device to find a nearby retail store or service provider. In some cases, mobile users can even take their device to a store to physically redeem an offer from an ad.

Enhanced audience targeting. Due to the significant amount of data collected from a mobile device, highly specific audiences can be created based on location and behavioral and demographic preferences to match advertisers’ objectives. We believe this ability to create and deliver highly relevant audiences also enhances the value of advertising space for developers.

AD LIFE allows Augme to provide clients a full suite of mobile marketing and advertising solutions, thus providing an end-to-end, one-stop mobile campaign management software system. The Platform delivers the following benefits to customers:

•                  Device recognition technology that formats traditional digital assets into content that can be optimized for virtually any mobile device regardless of operating system or network provider;

•                  Open architecture which we believe offers the widest variety of CRTs in the mobile market today, including SMS, MMS, 2D / QR codes, logo, and audio recognition, allowing consumers to use their mobile devices to easily and instantly access on-demand digital content;

•                  Ability to measure campaign effectiveness using data analysis gathered and processed using proprietary techniques; these key metrics and results of client campaigns include demographic and behavioral data;

•                  Ability to deliver multimedia to both smartphones and standard phones, without requiring the consumer to download an application prior to use;

•                  Ease of implementation and integration with a brand’s existing enterprise resource planning and CRM systems provides the ability to optimize campaigns and fulfillment; and

•                  The software platform enables customers to implement mobile campaigns in a short time frame, typically 10-20 days, and is significantly more cost effective than sourcing technology compared to current market competition.

The key differentiating feature of Augme’s end-to-end platform is its ability to serve clients throughout the entire customer lifecycle. The Platform’s post-click engagement capabilities enable marketers to continuously re-engage with users for re-marketing purposes. Additionally, our platform allows our customers the ability to deliver content to any mobile network, operating system or device, regardless of how the device landscape changes.  This ensures that brands have the capacity to reach 100% of any intended mobile marketplace for their messaging, whether through text, quality resolution code, or other means.

Our Strategy

Our strategy is based on multi-faceted monetization through IP and the Hipcricket operating business. The Company intends to be one of the leading providers of mobile marketing and advertising solutions across multiple media types and channels.  The principal elements of our strategy are to:

•                  capitalize upon our existing patented technology to further develop new product innovations and licensing opportunities, including the use of ambient targeting in our mobile ad serving technology;

•                  deepen our existing customer relationships by providing expanded services as our customers increase their use of mobile marketing and mobile ads to gain and further engage their customers;

•                  add new customer relationships as our markets expand by adding to our sales force, furthering our channel sales and expanding our product offerings;

•                  enhance our platform by addressing technology shifts and customer driven opportunities in mobile devices, including such areas as analytics, self-service and end to end integration of mobile strategies and delivery;

•                  continue expansion and pursue strategic partnerships and acquisitions; and

•                  expand our mobile ad capabilities by investing in technology and hiring additional staff.

We believe our mobile marketing solutions, together with our patents which are critical to behavioral targeting, will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

Liquidity and Capital Resources

Cash flow information is as follows:

	Fiscal Year Ended
	2012	2011	2010

Cash provided by (used in):
Operating activities	$(14,651,043)	$(5,908,423)	$(3,379,116)
Investing activities	(6,527,487)	(1,629,232)	(813,393)
Financing activities	21,424,999	17,102,438	5,435,386

Net cash used in operating activities was $14.7 million in the fiscal year ended February 29, 2012. Net cash used in operating activities primarily reflects the net loss for the year, which was partially offset by depreciation and amortization, employee share-based compensation and changes in operating assets and liabilities.

Net cash used in investing activities was $6.5 million in the fiscal year ended February 29, 2012.  Cash of $4.0 million was used for the acquisition of Hipcricket and JAGTAG.  We also spent cash for legal actions related to our patent enforcement initiatives.  During the year ended February 29, 2012, we spent $2.3 million for these legal costs, which we capitalize as intangible assets.

Net cash provided by financing activities was $21.4 million in the fiscal year ended February 29, 2012, mostly due to the sale of our securities. We received $2.9 million in cash during the year from the exercise of stock options and warrants.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 29, 2012 and February 28, 2011, the Company has accumulated deficits of $72.5 million and $40.0 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, the Company will require additional financing to execute on its key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to the Company. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require the Company to license or relinquish certain intellectual property rights.

The Company operates in the mobile marketing industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in the Company’s relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

On June 29, 2011 we filed a Form S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed. On November 17, 2011, we completed a public offering pursuant to which we sold 9.4 million shares of the common stock registered on the Form S-3 registration statement at a price to the public of $2.15 per share. We raised $18.5 million in proceeds, net of $1.7 million in costs related to the offering, leaving approximately $55.0 million of the $75.0 million registered on Form S-3.

We expect, during fiscal 2013 that we will need to undertake additional offerings of our securities in order to meet liquidity needs and, if equity markets are favorable, we will raise additional funds to invest more rapidly in our growth strategies. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in intellectual property, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. Due to the nature of the operations and financial commitments of the Company, including contingent acquisition obligations, patent litigation costs to protect intellectual property and employee costs, the Company may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations or the intellectual property held by the Company.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Capitalized Legal Patent Costs

We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. The capitalized legal patent costs are recorded within intangible assets on our balance sheets.

Income Taxes

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses. In evaluating our ability to recover our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available positive and negative evidence, projected future taxable income, tax planning strategies and recent financial operations. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business.

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $15.3 million deferred income tax asset that relates to federal and state net operating loss carry forwards at February 29, 2012. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

Business Combinations

We account for business combinations using the acquisition method of accounting. The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. When a business combination agreement provides for consideration to be paid in future periods, contingent on future events, the Company includes an estimate of the acquisition-date fair value of the contingent consideration as part of the cost of the combination. Contingent consideration to be paid to officers, directors, shareholders and/or employees of the acquiree whom continue employment with the Company are evaluated as to whether the amounts represent purchase consideration or a separate transaction, such as post-transaction employee compensation.  Factors evaluated require significant judgment and include, among other factors; consideration of the terms of continuing employment, levels of post-transaction compensation, ownership interest of the selling shareholder/employees, linkage of the contingent consideration to the transaction date combination valuation and any other agreements or matters related to the transaction.  Acquisition transaction costs are expensed as incurred.  The results of operations of the acquired business are included in the Company’s consolidated financial statements from the respective date of acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. Goodwill is carried at cost and is not amortized.  We test goodwill for impairment on an annual basis as of fiscal month end February of each fiscal year.

During the fourth quarter of fiscal 2012, the Company early adopted ASU 2011-08 “Testing Goodwill for Impairment”. As such, we initially evaluate the recoverability of goodwill annually by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If the fair value of the reporting unit is determined to be greater than the carrying amount, further testing of goodwill impairment is not performed. If the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired.

The goodwill impairment test is performed at the reporting unit level. ASC 350 “Intangibles, Goodwill and others,” defines a reporting unit as an operating segment or one level below an operating segment (referred to as a “component”). An operating segment is defined by ASC 280 “Segment Reporting” as a component of an enterprise that earns revenues and incurs expenses, for which discrete financial information is available and management regularly reviews the operating results. Furthermore, an operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. The Company has determined it has one reporting unit.

When performing a quantitative two-step impairment test, we depend upon our estimates of future cash flows and other factors to determine the fair value of our reporting unit. We rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 820 “Fair Value Measurements and Disclosures”.  If the carrying amount exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of the reporting unit. If the carrying value of the goodwill of the reporting unit exceed fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Intangible Assets

Intangible assets were recorded as the result of business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Share-Based Payments

The fair value of our share-based payments for stock options and stock warrants is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period using a straight line method. The BSM model requires various highly judgmental assumptions including expected volatility and option life. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, share-based payment expense is adjusted accordingly in that period.

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

The Company provides access to its AD LIFE and HIP 7.0 SaaS mobile marketing platforms and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and revenues are generally recognized over the term of the contract.  The Company also offers professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria and have a fair value that can be obtained as the other services are generally sold without professional services.

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

Fixed-price contracts for the creation of custom software are typically of a duration of less than one year and are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because we believe it is the most accurate method to recognize revenue based on the nature and scope of these service contracts; we believe it is a better measure of periodic income results than other methods and better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

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

Research & Development Costs

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. The amortization of these costs is included in cost of revenue over the estimated life of the products.

Results of Operations

The discussions below are not necessarily indicative of the results, which may be expected for any subsequent periods and pertains only to the results of operations for the fiscal years ended February 29, 2012, February 28, 2011, and February 28, 2010. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

Comparison of Fiscal Year Ended February 29, 2012 to Fiscal Year Ended February 28, 2011

Revenue

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, MMS, QR codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using APIs.  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the year ended February 29, 2012, revenues were $12.0 million compared with $2.8 million in the year ended February 28, 2011, an increase of 326%. The increase was mostly due to addition of the operations of Hipcricket in August 2011 and JAGTAG in July 2011.  Additionally, we saw a higher demand for our AD LIFE Platform.  During the year ended February 29, 2012, approximately 29% of our revenues were generated by four customers.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the year ended February 29, 2012, cost of revenue increased 242% to $4.2 million from $1.3 million in the prior fiscal year, as a result of higher revenues, mostly from the acquisitions occurring during the year. The gross profit margin for the year ended February 29, 2012 was 65.3% compared with 56.9% in the prior fiscal year as a result of cost efficiencies realized from businesses acquired during the current fiscal year, the margins from the mix of business as a result of the acquisitions, as well as increased demand for our AD LIFE Platform.

Selling, General and Administrative

Selling, general and administrative expenses were $33.4 million for the year ended February 29, 2012 compared with $13.0 million for the year ended February 28, 2011, an increase of $20.3 million, or 156.0%.  The increase in expenses is primarily related to additional headcount and other costs associated with the acquisition of JAGTAG and Hipcricket.  The integration of the acquisitions caused some operational inefficiency that we expect to streamline in fiscal 2013. We experienced a $4.0 million increase in general and administrative expenses, a $7.8 million increase in sales and marketing and a $2.8 million increase in technical development costs as a result of the additional business of the acquired companies.  Employee share-based compensation expense was $6.2 million for the year ended February 29, 2012 compared with $3.0 million for the prior fiscal year, a $3.2 million increase, resulting from additional headcount.  Professional fees were $5.0 million for the year ended February 29, 2012 compared with $1.2 million for the year ended February 28, 2011, an increase of $3.8 million primarily as a result of expanded and more complex operations, business acquisitions and related compliance and regulatory costs.  Included in professional fees were $1.1 million of transaction costs resulting from the Hipcricket and JAGTAG acquisitions.

Depreciation and Amortization

Depreciation and amortization expense of $4.3 million for the year ended February 29, 2012 increased by $3.3 million from $1.0 million for the year ended February 28, 2011.  This increase is mostly related to the additional amortization expense from intangibles acquired with the purchases of Hipcricket and JAGTAG.

Other Expense

Other expense includes a charge of $2.7 million which represents the adjustment to estimated fair value of the contingent consideration provided to Hipcricket as part of the acquisition purchase price.  The consideration is estimated to be $26.0 million, which is to be paid in Augme’s common stock, or a combination of common stock and cash, at Augme’s discretion during the second quarter of fiscal year 2013.

Net Loss

Our net loss was $32.6 million for the year ended February 29, 2012 compared with net loss of $12.5 million for the prior fiscal year.  The $20.1 million increase in net loss was mostly attributable to increased selling, general and administrative expenses related to the expansion of the Company through acquisitions, as well as increased stock based compensation and transaction related costs incurred during the year.

Comparison of Fiscal Year Ended February 28, 2011 to Fiscal Year Ended February 28, 2010

For the year ended February 28, 2011, revenues were $2.8 million compared to $339,901 for the year ended February 28, 2010.  The increase in overall revenues is due to increased customer demand for our AD LIFE platform.  Deferred revenue increased to $1.2 million for the year ended February 28, 2011 from $222,345 for the period ended February 28, 2010.

For the years ended February 28, 2011 and 2010, costs of revenues were $1.2 million and $492,838, respectively, reflecting higher sales volume and higher overall costs related to telecommunications, higher cost of hosting our content as well as higher personnel costs associated with increased staffing and compensation levels.

For the years ended February 28, 2011 and 2010, selling, general and administrative expenses, excluding stock options, warrants and stock expense, were $6.2 million and $3.7 million, respectively, a change of $2.5 million or 68%.

Non-cash stock options, warrants and stock expense consisted of the fair value of option and warrant expenses and the fair value of our common stock granted in the amounts of $6.9 million and $1.9 million for the years ended February 28, 2011 and 2010, reflecting an increased expense of $4.8 million in comparative years.

Depreciation and amortization expense was $1.0 million for the year ended February 28, 2011 compared with $841,280 in the comparable year ended February 28, 2010.  Amortization expense increased to $694,113 for the year ended February 28, 2011 compared to $557,263 for 2010.  Depreciation expense for the year ended February 28, 2011 increased to $325,487 compared with $284,017 for the year ended February 28, 2010.  The net result of changes in depreciation and amortization related to the increased capitalization of internal software.

Interest expense was $276 for the year ended February 28, 2011 as compared to interest expense of $1,343 for the prior year.

The loss on derivative instruments was zero for the year ended February 28, 2011 compared to a loss of $335,820 for the year ended February 28, 2010.

For the year ended February 28, 2011, the Company incurred a net loss of $12.5 million compared to a net loss of $8.4 million in the comparable prior year.  The $4.1 million additional net loss was a result of increased direct expenses, increased selling, general and administrative expenses and increased non-cash expenses as described above.

Summarized quarterly financial information for the years ended February 29, 2012 and February 28, 2011 is as follows:

	First	Second	Third	Fourth	Total

Fiscal 2012 quarter:		As restated (1)
Total revenues	$1,205,786	$1,287,122	$4,424,540	$5,032,922	$11,950,370
Operating loss	$(4,030,960)	$(6,008,740)	$(10,412,632)	$(9,432,142)	$(29,884,474)
Net loss	$(4,016,586)	$(6,003,584)	$(11,377,289)	$(11,182,565)	$(32,580,024)
Basic and diluted	$(0.06)	$(0.08)	$(0.13)	$(0.12)	$(0.41)

Fiscal 2011 quarter:
Total revenues	$286,323	$718,717	$853,169	$963,004	$2,821,213
Operating loss	$(1,736,520)	$(1,957,775)	$(2,833,935)	$(5,949,972)	$(12,478,202)
Net loss	$(1,736,510)	$(1,957,769)	$(2,833,928)	$(5,950,271)	$(12,478,478)
Basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.09)	$(0.21)

(1)                The Company identified two errors within its previously issued financial statements for the quarter ended August 31, 2011, which were corrected in the Form 10-Q/A filed on January 17, 2012.  An error in accounting for share-based payments and warrants resulted in a reduction to warrant expense of $300,000 for the second quarter ended August 31, 2011.  An error in accounting for business combinations resulted in additional transaction expense of $696,616 for the second quarter ended August 31, 2011.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of February 29, 2012. Changes in our business needs may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations as of February 29, 2012:

		Less Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years

Operating lease obligations	$2,102,618	$921,075	$1,174,588	$6,955	$—

As part of the acquisition purchase price, Hipcricket shareholders and employees will receive an earn-out payment, which if achieved will be no less than $15.0 million and may be as high as $27.5 million. The earn-out may be paid in Augme’s common stock or a combination of common stock and cash at Augme’s discretion, provided that the transaction remains a tax-free reorganization.  The contingent consideration recorded at the time of the acquisition was $23.3 million which is the estimated fair value of the estimated $25.2 million of consideration at the acquisition date.  These amounts included a tax liability of $2.0 million. We used a probability-weighted income-based model, which is a Level 3 input, to determine the fair value of the earn-out. As of February 29, 2012, the Company has re-measured the contingent consideration to fair value and increased the acquisition related contingent consideration by $2.7 million which is classified in other expense, resulting in a liability of $26.0 million. The estimated fair value of the acquisition related contingent consideration will be re-measured at each reporting period based on the revenues earned under the terms of the Amended and Restated Purchase Agreement.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 Summary of Significant Accounting Policies — Recent Accounting Standards.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Augme Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Augme Technologies, Inc.

We have audited the accompanying balance sheet of Augme Technologies, Inc. (the “Company”) as of February 29, 2012 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Augme Technologies, Inc. as of February 29, 2012 and the results of its operations and its cash flows for the year ended February 29, 2012, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Augme Technologies, Inc.’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 8, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Moss Adams LLP

Seattle, Washington
May 8, 2012

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

/s/ Freedman & Goldberg, CPA’s, P.C.

Farmington Hills, MI

May 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Augme Technologies, Inc.

New York, NY

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Augme Technologies, Inc. for the year ended February 28, 2010. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Augme is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Augme’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Augme Technologies, Inc. for the year ended February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

Houston, Texas

www.malonebailey.com

June 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Augme Technologies, Inc.

We have audited Augme Technologies, Inc.’s (the “Company”) internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:  The Company lacks sufficient financial reporting and accounting resources with the appropriate technical accounting expertise to prepare timely and accurate financial statements, resulting from the inability to prevent or detect errors in a timely manner relating to accounting for share-based payments, income taxes, and identifying and accounting for business combinations.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Augme Technologies Inc.  has not maintained effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Augme Technologies Inc. as of February 29, 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended February 29, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated May 8, 2012, which expressed an unqualified opinion on those financial statements.

/s/ Moss Adams LLP

Seattle, Washington

May 8, 2012

AUGME TECHNOLOGIES, INC.
BALANCE SHEETS

	February 29,	February 28,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,428,825	$11,182,356
Accounts receivable, net	3,734,945	2,025,294
Prepaid expenses and other current assets	487,321	132,197
Total current assets	15,651,091	13,339,847

Property and equipment, net	292,492	570,964
Goodwill	47,484,708	13,106,969
Intangible assets, net	36,798,085	4,945,545
Deposits	365,700	67,551

TOTAL ASSETS	$100,592,076	$32,030,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,613,238	$708,825
Accrued liabilities	1,599,792	31,304
Deferred revenue	1,050,369	1,190,151
Acquisition related contingent consideration	26,000,500	—
Total current liabilities	31,263,899	1,930,280

LONG TERM LIABILITIES	113,277	—

TOTAL LIABILITIES	31,377,176	1,930,280

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 94,434,817 and 68,816,131 shares issued and outstanding, respectively	9,443	6,882
Additional paid-in capital	141,738,528	70,046,761
Accumulated deficit	(72,533,071)	(39,953,047)
Total stockholders’ equity	69,214,900	30,100,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,592,076	$32,030,876

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	February 29,	February 28,	February 28,
	2012	2011	2010

REVENUE	$11,950,370	$2,821,213	$339,901

COST OF REVENUES	4,150,807	1,251,318	492,838

OPERATING EXPENSES:
Selling, general and administrative	33,355,790	13,028,497	5,580,743
Depreciation and amortization	4,328,247	1,019,600	841,280

Total operating expenses	37,684,037	14,048,097	6,422,023

LOSS FROM OPERATIONS	(29,884,474)	(12,478,202)	(6,574,960)

OTHER INCOME (EXPENSE):
Interest income (expense), net	20,950	(276)	(1,343)
Acquisition related contingent consideration	(2,716,500)	—	—
Loss on derivatives	—	—	(335,820)
LOSS FROM CONTINUING OPERATIONS	(32,580,024)	(12,478,478)	(6,912,123)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(588,214)
Loss on sale of discontinued operations	—	—	(878,162)
LOSS FROM DISCONTINUED OPERATIONS	—	—	(1,466,376)

NET LOSS	$(32,580,024)	$(12,478,478)	$(8,378,499)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.41)	$(0.21)	$(0.14)
Loss from discontinued operations	—	—	(0.03)
NET LOSS PER SHARE — basic and diluted	$(0.41)	$(0.21)	$(0.16)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	80,146,990	60,264,895	50,980,171

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 29, 2012, FEBRUARY 28, 2011 and FEBRUARY 28, 2010

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2009	44,863,064	$4,486	$21,347,573	$(18,464,925)	$2,887,134
Derivative Instruments, cumulative effect of change in accounting principle			(68,798)	(631,144)	(699,942)
Business combinations	3,566,667	356	13,953,645	—	13,954,001
Common stock issued for cash for:
Stock subscription, net	2,514,201	251	4,049,745	—	4,049,996
Option/Warrant exercise	4,152,886	415	1,400,549	—	1,400,964
Common stock issued for:
Cashless option exercise	1,102,593	112	(112)	—	—
Cashless warrant exercise	30,769	3	(3)	—	—
Advisory services	951,570	95	1,836,456	—	1,836,551
Settlements	75,000	8	284,993	—	285,001
Employee share-based compensation	—	—	1,667,739	—	1,667,739
Warrants issued for services	—	—	339,229	—	339,229
Settlement of derivative liabilities	—	—	1,035,762	—	1,035,762
Net loss	—	—	—	(8,378,499)	(8,378,499)
Balances, February 28, 2010	57,256,750	5,726	45,846,778	(27,474,568)	18,377,936
Common stock issued for cash for:
Stock subscription, net	6,204,829	620	12,345,450	—	12,346,070
Option/Warrant exercise	3,739,499	374	4,992,200	—	4,992,574
Common stock issued for:
Cashless option exercise	1,390,053	139	(139)	—	—
Shares granted	225,000	23	236,250	—	236,272
Employee share-based compensation	—	—	2,961,687	—	2,961,687
Warrants issued for services	—	—	3,664,535	—	3,664,535
Net loss	—	—	—	(12,478,478)	(12,478,478)
Balances, February 28, 2011	68,816,131	6,882	70,046,761	(39,953,047)	30,100,596
Business combinations	12,921,444	1,291	41,167,889	—	41,169,180
Common stock issued for cash for:
Stock subscription, net	9,400,000	940	18,529,548	—	18,530,488
Option /Warrant exercise	2,957,173	296	2,894,215	—	2,894,511
Common stock issued for:
Cashless option exercise	166,997	17	(17)	—	—
Advisory services	173,072	17	275,483	—	275,500
Employee share-based compensation	—	—	6,203,229	—	6,203,229
Warrants issued for services	—	—	2,621,420	—	2,621,420
Net loss	—	—	—	(32,580,024)	(32,580,024)
Balances, February 29, 2012	94,434,817	$9,443	$141,738,528	$(72,533,071)	$69,214,900

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,580,024)	$(12,478,478)	$(8,378,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,328,247	1,019,600	841,280
Change in the allowance for bad debt	196,328	—	67,503
Common stock issued for services	275,500	236,228	510,317
Common stock issued for settlement	—	—	285,001
Loss on sale of discontinued operations	—	—	878,162
Loss on derivative instruments	—	—	335,820
Loss on sale or disposal of fixed assets	32,459	—	—
Stock, option and warrant expense	8,824,649	6,862,472	2,006,968
Acquisition related contingent consideration	2,716,500	—	—

Changes in operating assets and liabilities:
Accounts receivable	374,177	(1,909,547)	215,715
Prepaid expenses and other current assets	(165,912)	(53,064)	(48,317)
Deposits	(298,149)	(40,101)	—
Other assets	—	—	(27,450)
Accounts payable and accrued liabilities	2,552,894	(501,647)	(362,923)
Deferred revenue	(907,712)	956,115	178,619
Net cash used in continuing operations	(14,651,043)	(5,908,423)	(3,497,804)
Net cash provided by discontinued operations	—	—	118,688
NET CASH USED IN OPERATING ACTIVITIES	(14,651,043)	(5,908,423)	(3,379,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(48,000)	(207,271)	(240,449)
Capitalization of software development costs	—	(235,802)	—
Cash paid for purchase of patents	(165,218)	—	—
Cash paid for purchase of assets of businesses, net of cash acquired	(3,967,794)	—	(324,000)
Cash paid for patent defense costs	(2,346,475)	(1,186,159)	(248,944)
NET CASH USED IN INVESTING ACTIVITIES	(6,527,487)	(1,629,232)	(813,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	18,530,488	12,339,777	4,049,996
Proceeds received from the exercise of stock options and warrants, net	2,894,511	4,762,661	1,400,964
Proceeds received from payment on related party note, net	—	—	(15,574)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,424,999	17,102,438	5,435,386

NET CHANGE IN CASH AND CASH EQUIVALENTS	246,469	9,564,783	1,242,877
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,182,356	1,617,573	374,696
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,428,825	$11,182,356	$1,617,573

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,869	$—	$—
Income taxes paid	77,796	—	—
Cumulative adjustment to retained deficit for derivative liabilities	—	—	699,942
Settlement of derivative liabilities	—	—	1,035,762
Stock issued for acquisitions	41,169,180	—	13,954,001
Stock issued for patent defense	—	—	1,326,234
Acquisition related contingent consideration	$23,284,000	$—	$—

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Augme® Technologies, Inc. (“Augme” or the “Company”), Augme® (“Augme”), AD LIFE® (“AD LIFE”), AD SERVE® (“AD SERVE”), A+® (“A+”), Hipcricket® (“Hipcricket”), Boombox® (“Boombox”) and the Company logos are trademarks of Augme Technologies, Inc.

Augme Technologies, Inc. provides strategic services and mobile technology to leading consumer and healthcare brands. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Augme’s AD LIFE mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs. Through the use of Consumer Response Tags (“CRTs”) such as 2D codes, UPC codes, Short Message Services (“SMS”), and image recognition, AD LIFE facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.

Augme operates under one reporting unit and is headquartered in New York City with an office location near Seattle, Washington.  Additionally, the Company maintains offices in Atlanta, Tucson, Dallas, Chicago, San Francisco and Los Angeles.  During July and August 2011, the Company made two business acquisitions, see Note 4.

Liquidity, Business Risks and Uncertainties

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of February 29, 2012 and February 28, 2011, the Company has accumulated deficits of $72.5 million and $40.0 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, the Company will require additional financing to execute on its key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to the Company. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require the Company to license or relinquish certain intellectual property rights.

The Company operates in the mobile marketing industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in the Company’s relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

On June 29, 2011 we filed a Form S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed. On November 17, 2011, we completed a public offering pursuant to which we sold 9.4 million shares of the common stock registered on the Form S-3 registration statement at a price to the public of $2.15 per share. We raised $18.5 million in proceeds, net of $1.7 million in costs related to the offering, leaving approximately $55.0 million of the $75.0 million registered on Form S-3.

We expect, during fiscal 2013 that we will need to undertake additional offerings of our securities in order to meet liquidity needs and, if equity markets are favorable, we will raise additional funds to invest more rapidly in our growth strategies. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in intellectual property, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. Due to the nature of the operations and financial commitments of the Company, including contingent acquisition obligations, patent litigation costs to protect intellectual property and employee costs, the Company may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations or the intellectual property held by the Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates. Significant estimates relate to fair value of assets acquired and liabilities assumed in business combinations, acquisition related contingent consideration, allowances for tax assets, the use of the Black-Scholes pricing model for valuing stock option and common stock warrant issuances, estimates of future cash flows used to evaluate impairment of long-lived assets, revenues earned from percentage of completion contracts and the period in which revenues should be recorded.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Our accounts receivable balances are due from customers throughout the U.S. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Based on the nature of the contract, our billing terms are such that a certain percentage is billed at the time of the contract and then at various time intervals or through the length of the agreement, which are generally up to twelve months.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Our allowance for doubtful accounts was $295,985 and $99,657 as of February 29, 2012 and February 28, 2011, respectively.

Property and Equipment

Property and equipment consists primarily of computer software and office equipment, furniture and fixtures and leasehold improvements and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, ranging from 3 to 7 years.

We capitalize the costs of developing software for internal use or to be sold, leased or otherwise marketed. These costs include both purchased software and internally developed software. Costs of developing software are expensed until technological feasibility has been established. Thereafter, all costs are capitalized and are carried at the lower of unamortized cost or net realizable value. Internally developed and purchased software costs are generally amortized over three years.

Fair Value of Financial Instruments

The fair value of some of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective carrying value due to their short maturity. Financial instruments that potentially subject us to concentrations of credit risk are cash-equivalents and trade receivables.

Capitalized Legal Patent Costs

We capitalize external legal costs incurred in the defense of our patents, including assertion of claims against others for patent infringement, where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. The capitalized legal patent costs are recorded within intangible assets on our balance sheets and are amortized over the remaining useful life of the patent.

Indefinite-lived Intangible Assets

We review indefinite-lived intangible assets, which consist of acquired trade names, for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The addition of the acquired trade name as an indefinite-lived intangible asset was related to our 2011 acquisition of Hipcricket, Inc., which had a carrying value of $8.7 million at February 29, 2012.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. Goodwill is carried at cost and is not amortized.  We test goodwill for impairment on an annual basis as of fiscal month end February of each fiscal year.

During the fourth quarter of fiscal 2012, the Company early adopted ASU 2011-08. As such, we initially evaluate the recoverability of goodwill annually by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If the fair value of the reporting unit is determined to be greater than the carrying amount, further testing of goodwill impairment is not performed. If the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired.

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

When performing a quantitative two-step impairment test, we depend upon our estimates of future cash flows and other factors to determine the fair value of our reporting unit. We rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 820.  If the carrying amount exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of the reporting unit. If the carrying value of the goodwill of the reporting unit exceed fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Intangible Assets

Intangible assets were recorded as the result of business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting. The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. When a business combination agreement provides for consideration to be paid in future periods, contingent on future events, the Company includes an estimate of the acquisition-date fair value of the contingent consideration as part of the cost of the combination. Contingent consideration to be paid to officers, directors, shareholders and/or employees of the acquiree whom continue employment with the Company are evaluated as to whether the amounts represent purchase consideration or a separate transaction, such as post-transaction employee compensation.  Factors evaluated require significant judgment and include, among other factors; consideration of the terms of continuing employment, levels of post-transaction compensation, ownership interest of the selling shareholder/employees, linkage of the contingent consideration to the transaction date combination valuation and any other agreements or matters related to the transaction.  Acquisition transaction costs are expensed as incurred.   The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition.

Share-Based Payments

The fair value of our share-based payments for stock options and stock warrants is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period using a straight line method. The BSM model requires various highly judgmental assumptions including expected volatility and option life. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, share-based payment expense is adjusted accordingly in that period.

Revenue Recognition

We provide access to our AD LIFE 4.0 and HIP 7.0 software-as-a-service (“SaaS”) mobile marketing platforms and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and revenues are generally recognized over the term of the contract.  We also offer professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria and have a fair value that can be obtained as the other services are generally sold without professional services.

Contracts may include multiple deliverables such as production and delivery of media content, hosting, fees from content retention and delivery or placement of mobile or online advertising content.  Contracts may also include multiple deliverables such as custom software creation, audio production, and delivery of online media content or hosting. Revenues from multiple delivery contracts for the production and delivery of online media content and hosting are recorded pro-rata over the term of the media content production, delivery or hosting period.

Fixed-price contracts for the creation of custom software are typically of a duration of less than one year and are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because we believe it is the most accurate method to recognize revenue based on the nature and scope of these service contracts; we believe it is a better measure of periodic income results than other methods and better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

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

We recognize tax benefits from uncertain tax positions only if it is “more-likely-than-not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest and penalties related to uncertain tax positions may be classified in the financial statements as either income taxes or interest and other expense classification. We classify interest and penalties related to uncertain tax positions as income tax expense.

Income or Loss Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options and stock warrants. Diluted income or loss per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, see Note 10.

Recently Issued Accounting Standards

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted this guidance as of February 29, 2012 in connection with our annual goodwill impairment assessment and it did not have a material impact on our financial position, results of operations, or cash flows.

NOTE 3 — DISCONTINUED OPERATIONS

On February 25, 2010, the Company sold certain assets and liabilities related to the Internet radio operations based in Tempe, AZ to World Talk Radio, LLC and recognized $878,162 loss on the sale. Net loss from discontinued operations for the year ended February 28, 2010 was $588,214.

NOTE 4 — BUSINESS COMBINATIONS

Acquisition of Hipcricket, Inc. Assets:  On August 25, 2011, Augme completed its acquisition of the business and substantially all of the assets of Hipcricket pursuant to the Amended and Restated Asset Purchase Agreement dated August 25, 2011 between Augme and Hipcricket. The acquisition provides Augme with expanded mobile marketing solutions for consumer brands, agencies, pharmaceutical/health, and media companies. The Company accounted for the acquisition as a business combination. The results of Hipcricket’s operations have been included in the financial statements of the Company since the date of the acquisition.

The estimated fair value of the acquisition consideration was $62.8 million, which included $3.0 million in cash, $35.5 million in Augme’s common stock (11,457,359 shares at a price of $3.10), a $1.0 million promissory note, which has been subsequently re-paid in cash, and $2.0 million to be paid to holders of Hipcricket options, which amount Augme may pay, at its discretion, in either cash or Augme’s common stock. In addition, the transaction calls for a twelve-month earn-out payment to Hipcricket shareholders and employees, which if achieved will be no less than $15.0 million and may be as high as $27.5 million. The amount of contingent consideration will be based on the amount of revenue recognized in the earn-out period and may be paid in Augme’s common stock or a combination of common stock and cash at Augme’s discretion, provided that the transaction remains a tax-free reorganization. The contingent consideration recorded at the time of the acquisition was $23.3 million plus the seller tax liabilities of $2.0 million, resulting in an aggregate liability on the transaction date of $25.2 million. The $2.0 million was paid subsequent to year end. We used a probability-weighted income-based model, which is based on Level 3 inputs, to determine the fair value of the contingent consideration. As of February 29, 2012, the Company has re-measured the contingent consideration to fair value and increased the acquisition related contingent consideration by $2.7 million which is classified in other expense, resulting in a liability of $26.0 million. The estimated fair value of the contingent consideration will be re-measured at each reporting period. The contingent consideration will be paid determined based upon the revenue recognized during the earn-out period, and will be paid 50% to former Hipcricket shareholders and 50% to Hipcicket employees and employee-shareholders, that became employees of Augme subsequent to the acquisition. Based on an evaluation of the factors surrounding the transaction and the terms of the purchase agreement, the potential amount due under the earn-out provisions is accounted for as acquisition consideration.  We concluded that the contingent consideration to be paid to employees was a significant component of the transaction date valuation of the acquired business and the calculation of the contingent payment was based upon factors established at the date of the transaction and will be paid upon meeting the established revenue criteria of the acquired business, the post transaction employment arrangements of the continuing employees are at market rates and the formula for determining the contingent consideration is consistent with the business valuation methodologies, based upon a revenue multiplier of revenue recognized from the acquired business for the twelve month period following the business combination.

In connection with the business combination, we incurred merger related costs, including legal, consulting, accounting and other costs of $812,697 which are included in selling, general and administrative expense in the 2012 statement of operations.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values. The acquisition was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. The fair value of the consideration paid in excess of net assets acquired is recorded as goodwill. The following table summarizes the estimates of fair value as of the date of acquisition:

Acquisition consideration:
Cash paid	$3,000,000
Common stock issued to Hipcricket stakeholders	35,517,813
Promissory note	1,000,000
Contingent acquisition payable (in cash or common stock)	23,284,000

Total acquisition consideration	$62,801,813

Assets acquired, liabilities assumed and goodwill:
Accounts receivable	$2,014,109
Prepayments and deposits	189,052
Current liabilities	(979,087)
Customer relationships	11,900,000
Acquired technology	6,600,000
Acquired trade name	8,700,000

Total assets acquired and liabilities assumed	28,424,074

Goodwill	$34,377,739

Unaudited Pro Forma Results of Operations for Hipcricket Acquisition

The results of this acquisition are included in the financial statements from the date of acquisition. The unaudited pro forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the results of operations that we would have reported had the Hipcricket acquisition been completed on March 1, 2010 of the fiscal years presented, nor are they necessarily indicative of future results. Pro forma results include the discount of the present value of the contingent consideration over the two years presented.

	Year Ended
	2012	2011

Revenues	$16,884,243	$9,777,066
Net loss	(33,558,692)	(18,576,523)
Weighted average common shares	85,750,453	71,722,254
Basic and diluted net income (loss) per share	$(0.39)	$(0.26)

Acquisition of JAGTAG, Inc.:  On July 22, 2011, Augme completed its acquisition of the business and substantially all of the assets of JAGTAG, Inc. (“JAGTAG”) pursuant to the Asset Purchase Agreement dated July 22, 2011 between Augme and JAGTAG.  The acquisition enhanced Augme’s mobile marketing capabilities. The Company accounted for the acquisition as a business combination. The results of JAGTAG’s operations have been included in the financial statements of the Company since the date of the acquisition.  The estimated fair value of the consideration transferred to sellers was $5.6 million, comprised of 1,464,085 shares of Augme common stock at a price of $3.86 per share.

In connection with the business combination, we incurred merger related costs, including legal, consulting, accounting and other costs of $274,518 which are included in selling, general and administrative expense in the 2012 statement of operations.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values. The acquisition was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes.  The following table summarizes the estimates of fair value as of the date of acquisition:

Acquisition consideration:
Common stock issued to JAGTAG shareholders	$5,651,368

Assets acquired and liabilities assumed:
Cash	$32,206
Accounts receivable	266,047
Accounts payable	(539,225)
Current liabilities	(202,195)
Other liabilities	(80,547)
Patents (10 year expected life)	6,175,082
$5,651,368

Acquisition of New Aug, LLC: On July 14, 2009, the Company completed the acquisition of 100% of the business and assets of New Aug, LLC, a provider of a web-based marketing platform that provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile consumers through traditional print advertising channels.  The results of New Aug, LLC’s operations, now AD LIFE, have been included in the financial statements of the Company since that date.

The aggregate acquisition consideration was $14.5 million, which consisted of $14.2 million in stock and $325,000 in cash.  The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values. The acquisition was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. The following table summarizes the estimates of fair value as of the date of acquisition:

Acquisition consideration:
Cash paid	$325,000
Common stock issued to New Aug, LLC’s members	14,180,000

Total acquisition consideration	$14,505,000

Assets acquired and liabilities assumed:
Cash	$1,000
Accounts receivable	25,000
Accounts payable	(61,806)
Current liabilities	(55,417)
Customer relationships	950,000
Acquired technology	670,000
Non-compete agreement	212,000
Acquired trade name	44,000

Total assets acquired and liabilities assumed	1,784,777

Goodwill	$12,720,223

Unaudited Pro Forma Results of Operations for New Aug, LLC Acquisition

The results of this acquisition are included in the financial statements from the date of acquisition. The unaudited pro forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the results of operations that we would have reported had the New Aug, LLC acquisition been completed on March 1 of the fiscal year presented:

Year Ended
February 28, 2010

Revenue	$411,199
Net loss	(8,809,820)
Weighted average common shares	52,857,949
Basic and diluted net loss per share	$(0.17)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at February 29, 2012 and February 28, 2011:

	2012	2011

Office equipment and software	$1,489,258	$1,467,759
Furniture and fixtures	119,642	100,653
Leasehold improvements	—	61,280
Property and equipment	1,608,900	1,629,692
Less: Accumulated depreciation	(1,316,408)	(1,058,728)
Property and equipment, net	$292,492	$570,964

Depreciation expense was $294,011, $325,487 and $284,017 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended February 29, 2012 are as follows:

Balance as of February 28, 2011:	$13,106,969
Goodwill acquired	34,377,739
Balance as of February 29, 2012:	$47,484,708

We do not expect all of the amounts recorded as goodwill to be deductible for tax purposes.

At February 29, 2012, February 28, 2011 and February 28, 2010, the Company performed its annual review for impairment. This review was based upon the valuation approaches described in Note 2 — “Summary of Significant Accounting Policies—Goodwill.”

There was no goodwill impairment recognized for the years ended February 29, 2012, February 28, 2011 or February 28, 2010.

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

	Weighted Average	As of February 29, 2012
	Amortization	Gross
	Period (In	Carrying	Accumulated
	months)	Amount	Amortization	Net Carrying Value
Patent litigation	84	$5,471,107	$950,150	$4,520,957
Patents	120	6,340,300	292,297	6,048,003
Acquired technology	60	7,270,000	1,011,750	6,258,250
Customer relationships	60-72	12,850,000	1,605,625	11,244,375
Software	36	2,095,705	2,095,706	—
Non-compete agreements	36	212,000	185,500	26,500
Trade names	24 / indefinite	8,744,000	44,000	8,700,000
Total		$42,983,112	$6,185,028	$36,798,085

		As of February 28, 2011
	Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent litigation	84	$3,124,632	$10,296	$3,114,336
Acquired technology	60	670,000	217,750	452,250
Customer relationships	72	950,000	257,292	692,708
Software	36	2,095,705	1,514,871	580,834
Non-compete agreements	36	212,000	114,833	97,167
Trade names and trademarks	24	44,000	35,750	8,250
Total		$7,096,337	$2,150,792	$4,945,545

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions, including the acquisitions of Hipcricket and JAGTAG during fiscal 2012. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the finite-lived intangible assets is six years (10 years for patents, seven years for patent litigation, and five years for acquired technology and customer relationships). Amortization of intangible assets was $4.0 million, $694,113 and $557,263 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively. Amortization in future fiscal periods is expected to be as follows:

2013	$5,432,979
2014	5,406,479
2015	5,328,313
2016	5,180,118
2017	3,144,347
Thereafter	3,605,849
Total	$28,098,085

NOTE 7 — INCOME TAXES

The reconciliation between the Company’s effective tax rate on income from continuing operations and the federal statutory rate is as follows:

	Years Ended
	February 29, 2012	February 28, 2011	February 28, 2010

Statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	5.5	—	—
Change in valuation allowance	(32.1)	(34.9)	(35.0)
Stock-based compensation	(6.6)	—	—
Non-deductible expenses	(1.5)	(0.1)	—
Acquisition related contingent consideration	(3.4)	—	—
Prior year adjustments — deferred true-ups	4.6	—	—
Change in state rate	(1.5)	—	—

Effective tax rate	—%	—%	—%

Deferred income tax assets and liabilities reflect the Company’s net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets are recorded for the future tax benefit of net operating losses and tax credit carryforwards.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 29,	February 28,
	2012	2011

Deferred tax assets:
Net operating loss carryforwards	$15,304,087	$7,295,000
Stock-based compensation	1,447,029	—
Property and equipment	147,494	—
Trade accounts receivable	119,675	—
Total deferred tax assets	17,018,285	7,295,000
Less: valuation allowance	(4,233,351)	(7,295,000)
Net deferred tax assets	12,784,934	—

Deferred tax liabilities:
Intangible assets	(12,784,934)	—
Net deferred tax assets	$—	$—

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not.  The Company believes, based on factors including but not limited to, the Company’s significant financial and tax loss history, forecasts of financial and tax income or loss, the estimated impact of future stock option deductions, possible tax planning strategies, and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that the net deferred tax asset will not be realized in the future.

The net change in the valuation allowance for the fiscal year ended February 29, 2012 was a decrease of $3.1 million. The net decrease was largely due to: (1) an increase in deferred tax liabilities related to acquired intangibles from the Hipcricket and JagTag transactions; and (2) an increase in the valuation allowance due to the additional federal and state net operating losses generated in the fiscal year 2012, which the Company expects to expire unused.

As of February 29, 2012, the Company had approximately $37.6 million in federal net operating loss carryforwards available to offset future federal taxable income.  Federal net operating losses will expire in tax years 2025 to 2031.  The Company also had approximately $39.1 million of state net operating loss carryfowards, which will expire in tax years 2014 to 2031.

Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions.  If such a limitation applies, the net operating loss may expire before full utilization.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at February 29, 2012 and February 28, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.  Equity will be increased if and when such deferred tax assets are ultimately realized.  The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

During the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  The Company establishes reserves for tax-related uncertainties based on etimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when the Company believes that certain positions might be challenged despite our belief that our tax return positions are fully supportable.  The reserves are adjusted in light of changing facts and circumstances, such as the outcome of a tax audit.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Interest and penalties associated with any uncertain tax positions are classified as additional interest expense and additional penalties rather than as part of income taxes.

The Company does not anticipate any significant changes to its unrecognized tax positions within the next 12 months.

NOTE 8 — STOCKHOLDERS’ EQUITY

During the year ended February 29, 2012, Augme issued 9.4 million shares of common stock in connection with a public offering, with net proceeds of $18.5 million.  These shares were issued at $2.15 per share, and were registered on an S-3 registration statement which we filed with the Securities and Exchange Commission and which allows us to sell securities having a total value of up to $75.0 million. Transaction fees and other fees related to the underwriting were $1.7 million.

During the year ended February 29, 2012, we issued shares of common stock in connection with acquisitions, see Note 4.

NOTE 9 — SHARE-BASED PAYMENTS

STOCK OPTIONS:

The Company maintains stock incentive plans for its employees.

2010 Incentive Stock Option Plan

In September 2010, the shareholders of the Company approved the Augme Technologies, Inc. 2010 Incentive Stock Option Plan (the “2010 Plan”), which our Board adopted on August 12, 2010. The purpose of the 2010 Plan is to advance our interests and those of our stockholders by enabling us to attract and retain persons of ability to perform services for us by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement of our economic objectives.  The 2010 Plan permits us to grant, for a ten-year period, stock options, restricted stock awards and bonuses of stock, collectively referred to in this discussion as “awards.”  We reserved 10,000,000 shares of our common stock for issuance to our directors, employees, independent contractors and consultants under the 2010 Plan. The Board of Directors or a committee of the Board administers the 2010 Plan and has the authority and discretion, subject to the provisions of the Plan, to select persons to whom awards will be granted, to designate the number of shares to be covered by each award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each award. On August 24, 2011 the Board resolved to increase, subject to the approval of the Company’s stockholders, the number of shares of common stock to be included in the 2010 Plan by 5,000,000 shares and the Company’s stockholders approved the increase on November 1, 2011.  As of February 29, 2012 there were options issued covering 12.9 million shares of common stock, leaving a balance of 2.0 million shares available for future option awards.

2004 Stock Plan

In March 2004, our Board adopted our 2004 Stock Plan (the “2004 Plan”) pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive shares of common stock, incentive stock options as well as non-qualified stock options and stock appreciation rights (“SARs”). The 2004 Plan is administered by the Board of Directors.  Incentive stock options granted under the 2004 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value (“FMV”) of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 2004 Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the common stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. The 2004 Plan also permits the grant of new stock options to participants who tender shares of the Company’s common stock as payment of the exercise price of stock options or the payment of withholding tax (“Reload Options”). The Reload Options will be granted at the fair market value of a share of common stock on the date of the grant and will be exercisable six months following the date of the grant. The 2004 Plan also includes limited option valuation rights upon a change of control of the Company. We reserved 2,000,000 shares for issuance under the 2004 Plan, of which, to date, there are options issued covering 1,800,000 shares of common stock.

2002 Stock Plan

The 2002 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, stock appreciation rights, restricted shares, deferred shares and other stock based awards to purchase up to an aggregate of 4,000,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options. On June 6, 2003, the Board resolved to increase the number of shares of common stock to be included in the 2002 Plan by 2,000,000 shares. The Company has issued 381,129 shares of common stock and no stock options under this Plan.  As the term has expired, no more grants may be issued under this Plan.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and warrants. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

The Company has increased its personnel rapidly and in the past year expanded its business significantly with the acquisition of Hipcricket.  As a result of the changes, we estimate the expected volatility of its options granted using a combination of historical volatility and implied volatility. The Company uses a simplified approach to estimating the expected term for options granted.  We base the risk-free interest rate that we use in the option valuation model on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations to estimate option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The assumptions used to value our option grants were as follows:

Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Expected dividends	—%	—%	—%
Expected term (in years)	2.7 – 3.5	4.5 – 10.0	2.5 – 7.5
Weighted-average volatility	71.5%	91.5%	152.1%
Risk-free rate	0.4 – 0.5%	0.74 – 1.23%	1.23 – 2.75%

The effect on our results of operations of recording share-based compensation expense for the years ended February 29, 2012, February 28, 2011 and February 28, 2010 was as follows, which is included in selling, general and administrative expenses within the statement of operations:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Total stock-based compensation expense	$6,203,229	$2,961,687	$1,579,033

The Company also has issued non-qualified stock options to consultants and vendors for services provided, as well as employees, including officers, directors and consultants.

The summary of activity for Augme’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 28, 2009	5,465,794	$0.74	5.67
Granted	1,948,750	2.74
Exercised	(1,425,593)	0.30
Cancelled	(130,500)	0.25
Forfeited and expired	(600,037)	1.63
Options outstanding at February 28, 2010	5,258,415	1.51	5.20
Granted	11,445,683	1.85
Exercised	(1,991,153)	0.68
Cancelled	(266,155)	0.51
Forfeited and expired	(499,257)	1.63
Options outstanding at February 28, 2011	13,947,533	1.68	4.56
Granted	9,816,775	2.79
Exercised	(1,203,065)	1.03
Cancelled	(110,000)	0.62
Forfeited and expired	(2,298,024)	3.07
Options outstanding at February 29, 2012	20,153,219	2.09	4.07

Options exercisable at February 29, 2012	8,877,694	$1.81	4.10

As of February 29, 2012, there was $10.3 million of unamortized share-based payment expense, which is expected to be amortized through August 2015 over the remaining weighted average expected life of 3.5 years.

The aggregate intrinsic value of the exercisable options at February 29, 2012 was $4.7 million. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on February 29, 2012 of $1.98 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at February 29, 2012 ranged from $0.25 to $4.10.  The weighted average fair value of options granted was $1.22, $1.85 and $2.93 for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $2.9 million, $5.0 million and $3.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

WARRANTS:

The estimated fair values of our stock warrant awards issued to service providers and employees were estimated with the following weighted average assumptions:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Expected dividends	—%	—%	—%
Expected term (in years)	3.0 — 5.0	3.0	2.0 – 6.5
Weighted-average volatility	65.1%	137.6%	130.2%
Risk-free rate	0.34 – 0.41%	0.74 - 3.57%	0.89 – 2.86%

The fair value of the stock warrants issued is expensed over the vesting term.  The warrant expense for years ended February 29, 2012, February 28, 2011 and February 28, 2010 was as follows, which is included in selling, general and administrative expense within the statement of operations:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Total warrant expense	$2,621,420	$3,664,535	$339,229

The summary of activity for Augme’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2009	5,489,839	$1.02	1.55
Granted	2,843,811	1.71
Adjustments for anti-dilution provision	1,409,247	0.62
Exercised	(3,860,655)	0.54
Forfeited, cancelled and expired	(219,231)	0.75
Warrants outstanding at February 28, 2010	5,663,011	1.60	1.67
Granted	11,762,087	2.70
Exercised	(4,943,939)	0.93
Forfeited, cancelled and expired	(1,800,178)	1.37
Warrants outstanding at February 28, 2011	10,680,981	1.63	1.87
Granted	2,177,724	2.58
Exercised	(1,833,920)	1.17
Forfeited, cancelled and expired	(237,144)	3.90
Warrants outstanding at February 29, 2012	10,787,641	1.86	2.80

Warrants exercisable and outstanding at February 29, 2012	10,099,724	$1.84	2.69

The aggregate intrinsic value of the exercisable warrants at February 29, 2012 was $5.0 million. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on February 29, 2012 of $1.98 per share and the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding at February 29, 2012 and February 28, 2011 ranged from $1.00 to $4.00.  The weighted average fair value of warrants granted was $2.23 and $2.70 at the years ended February 29, 2012 and February 28, 2011, respectively.

As of February 29, 2012, there was $418,240 of unamortized expense, which is expected to be expensed through December 2014 over the remaining weighted average contractual life of 2.8 years.

The total intrinsic value of warrants exercised during fiscal 2012, 2011 and 2010 was $3.4 million, $13.2 million and $7.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at February 29, 2012:

Number of Shares
Stock options outstanding	20,153,219
Warrants outstanding	10,787,641
Stock options available for future grant	2,159,276
Common stock reserved for future issuance	33,100,136

NOTE 10 — LOSS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive.  As of February 29, 2012, there were potentially dilutive securities of options exercisable to purchase 7.2 million shares of common stock, and warrants exercisable to purchase 8.6 million shares of common stock.  As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share. Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statement of operations.

NOTE 11 — CONTINGENCIES

Litigation

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Litigation Update

Augme Technologies, Inc. v. Tacoda, Inc. and AOL, Inc., Civil Action No. 1:07-cv-07088-CM-GWG (the “Tacoda litigation”), a patent infringement lawsuit pending in the U.S. District Court for the Southern District of New York since August, 2007. On November 14, 2011, the Court issued an order granting in part and denying in part Defendant Tacoda’s motion for summary judgment. The Court held that Augme could not prove literal infringement under that Court’s claim construction ruling previously issued. However, the Court reserved judgment on the issue of whether Augme could prove infringement under the doctrine of equivalents. The Court’s order invited further briefing from Augme to establish whether the Data Agent combined with the Data Tag employed in the Defendants’ advertising network operates in essentially the same manner as claimed within the patents-in-suit. Augme filed an Opposition Brief on December 5, 2011 asserting that infringement exists under the Doctrine of Equivalents. If the Court agrees with Augme’s position, the case will proceed to trial. Discovery in this matter is stayed by order of the Court while the parties await a decision on the summary judgment.

On December 21, 2011, AOL/Tacoda filed a Motion for Leave to File a Sur-reply on its Motion for Summary Judgment, presumably in order to respond to the points raised in Augme’s December 5 Opposition Brief. The Court granted the motion on April 9, 2012. AOL/Tacoda’s response was filed on April 20, 2012.  On April 25, 2012, Augme then sought leave to file its own response to the defendants’ April 20 responsive brief.

Augme Technologies, Inc. v. AOL, Inc. and Time Warner, Inc., Civil Action No. 1:09-cv-04299-RWS (the “BOOMBOX litigation”), a patent infringement and trademark infringement lawsuit pending in the U.S. District Court for the Southern District of New York (transferred from the U.S. District Court for the Central District of California) since September 10, 2008. In December 2011, in effect lifting the stay order, the Court required the parties to attend a pretrial conference on February 1, 2012. At that conference, the Court ordered the parties to begin discovery with respect to the patent issues and placed the parties into the District Court’s Patent Pilot Program. Both parties are to provide the discovery contemplated pursuant to the Patent Pilot Program by May 1, 2012, at which time the parties will reconvene with the Court. The Court ordered the parties to submit a status report on the status of discovery efforts by April 20, 2012. AOL counsel on behalf of all the defendants sought to stay discovery pending the outcome of the Tacoda litigation. By an unpublished order dated March 5, 2012, the Court rejected that request and required discovery relating to the patent infringement claims to proceed. With respect to the trademark issues, the parties agreed to mediation. If the mediation (tentatively scheduled for June 8, 2012) is unsuccessful, the parties are to report back to the Court with a proposed schedule for the trademark aspects of the case within 30 days from the completion of the mediation. A status conference is currently scheduled for May 3, 2012, and discovery in this case is ongoing.

Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 1:11-cv-05193-CM (previously Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 3:11-cv-00282-HEH) (the “Gannett litigation”), a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Virginia on April 29, 2011, subsequently transferred to the U.S. District Court for the Southern District of New York (case no. 1:11-cv-05193-CM). Currently, the claim construction briefing in this action is due thirty days after the Court issues its decision in the Tacoda litigation, rather than as previously scheduled. The parties are currently engaged in the early stages of discovery proceedings.

A final settlement agreement was reached with defendant LucidMedia on April 19, 2012, resulting in a patent license and services partnership. The case is still pending with regards to the remaining defendants, and the parties are engaged in the early stages of discovery proceedings.

LucidMedia Networks, Inc., v. Augme Technologies, Inc., Civil Action 3:11-cv-282-HEH (the “LucidMedia litigation”) was severed from the Gannett litigation that was transferred out of Virginia and to New York. This severed counterclaim for alleged patent infringement was filed in the U.S. District Court for the Eastern District of Virginia as an Amended Complaint on August 9, 2011. On January 23, 2012, LucidMedia and Augme agreed on a preliminary settlement of all issues, and the Court entered an order staying all proceedings in the Eastern District of Virginia pending settlement discussions.  A final settlement agreement was reached on April 19, 2012, resulting in a patent license and services partnership.

Augme Technologies, Inc. v. Yahoo! Inc., Civil Action No. 3:09-cv-05386-JCS (the “Yahoo! litigation”), a patent infringement lawsuit pending in the U.S. District Court for the Northern District of California since November 16, 2009. On December 14, 2011, a Markman hearing was held to construe certain terms in the Yahoo! patents which are the subject of Yahoo!’s counterclaim. A claim construction order on the Yahoo! patents was entered on January 3, 2012. On January 6, 2012, a case management conference was held during which the Court scheduled Augme’s case against Yahoo! for a trial commencing on January 7, 2013. At the case management conference, Yahoo!’s counterclaim was severed from Augme’s claim. The trial of Yahoo!’s counterclaim, if necessary, will take place following the conclusion of the trial of Augme’s case against Yahoo! Formal fact discovery was completed on April 5, 2012, and some limited follow-up discovery is ongoing. On April 20, 2012, the parties made stipulations relating to certain of Yahoo!’s financial documents. The case is now entering the expert discovery phase, with service of expert reports filed on April 20, 2012.

During the fact discovery process, Augme learned that Yahoo!’s Yield Manager System (one of the products at issue) actually consisted of three separate advertisement serving systems. Court intervention was required to compel Yahoo! to provide appropriate discovery on all of the accused systems. Augme is vigorously pursuing the matter and additional Yahoo! systems are being brought into the case. As a result, Augme is now seeking to amend its infringement contentions to be consistent with the information Yahoo! has now provided.

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379 (the “Pandora litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The discovery process is proceeding in this case and Augme is vigorously pursuing its claims against Pandora.

Augme Technologies, Inc. v. Velti, USA, Civil Action No. 1:12-cv-00294 (the “Velti litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of March 9, 2012. Augme has filed a patent infringement lawsuit in the United States District Court of Delaware against Velti USA, Inc., a global provider of mobile marketing and advertising technology and solutions. Augme is asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. ‘721 (“Method and Code Module for Adding Function to a Web Page”), United States Patent No. ‘636 (“Method and Code Module For Adding Function to a Web Page”) and United States Patent No. ‘691 (“Method and System for Adding Function to a Web Page”). After a stipulation to extend time, Velti’s Answer to the Complaint is due on May 4, 2012.

Augme seeks injunctive relief to prevent Velti USA from continuing the alleged infringement of Augme’s patents. In addition, Augme seeks a recovery of monetary damages resulting from Velti’s past infringement of these patents and all legal fees associated with this patent enforcement effort.

Augme Technologies, Inc. v. Millennial Media, Inc., Civil Action No. 1:12-cv-00424 (the “Millennial Media litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 5, 2012. Augme filed a case against Millennial Media, Inc., asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721 (“Method and Code Module for Adding Function to a Web Page”), United States Patent No. 7,269,636 (“Method and Code Module For Adding Function to a Web Page”) and United States Patent No. 6,594.691 (“Method and System for Adding Function to a Web Page”). Millennial Media’s Answer to the Complaint is due on April 30, 2012.

Augme seeks injunctive relief to prevent Millennial Media from continuing the alleged infringement of Augme’s patents. In addition, Augme seeks a recovery of monetary damages resulting from Millennial Media’s past alleged infringement of these patents and all legal fees associated with this patent enforcement effort.

Brandofino Communications vs. Augme Technologies, Inc. (“The Brandofino Litigation”) On September 27, 2011 Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County. The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme. The complaint seeks damages in excess of one million dollars. Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights). The Company intends to vigorously defend against Brandofino’s claim and pursue its counterlaims.

OPERATING LEASES

The Company currently leases space in four locations under non-cancellable leases, with initial terms of one to three years. Total rent expense under operating leases was $789,672, $277,837, and $144,398, for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

As of February 29, 2012, future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year 2013	$921,075
Fiscal year 2014	822,101
Fiscal year 2015 and thereafter	359,442
Total	$2,102,618

NOTE 12 — CONCENTRATION OF RISK

During the year ended February 29, 2012, four clients accounted for approximately 9 percent, 8 percent, 7 percent and 5 percent of the Company’s revenues and no other client accounted for over 5 percent of revenues.

At February 29, 2012, three customers accounted for 25 percent of accounts receivable; the largest of which accounted for 10.8 percent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective due to material weaknesses in its internal control over financial reporting, which resulted in the restatement of  previously reported financial statements during fiscal 2012.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the Chief Executive Officer and principal Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012.   In making this assessment, we used the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  (“SOX”).  Based on this assessment we concluded that, as of February 29, 2012, the Company’s internal control over financial reporting was ineffective due to insufficient technical accounting resources to identify, address and review complex accounting and financial reporting matters, including accounting for business combinations; tracking and accounting for share based payments, and the preparation and review of the income tax provision and related income tax financial statement disclosures.

Promptly following the identification of the material weakness as described above, and as reported in our Form 10-Q for the interim period ended November 30, 2011, management has been actively engaged in the planning for, and implementation of, remediation efforts. During the quarter ended February 29, 2012, and subsequent to year end, the Company has begun to implement changes in its control process and has added additional resources, including a Chief Financial Officer, which it believes will begin to remediate the control deficiencies in its financial reporting. Management has implemented a more formalized process for the preparation and review of financial statement reconciliations and reviewing and establishing appropriate accounting policies and procedures related to complex and unusual transactions. Additionally, under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures. In the first half of fiscal 2013, we expect to expand staffing and engage additional third parties to provide ongoing technical advice and continue to improve reconciliation and review procedures.

Management believes the measures described above will remediate the material weakness that existed as of February 29, 2012, and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending February 29, 2012 in all material respects.

The effectiveness of our internal control over financial reporting as of February 29, 2012 has been audited by Moss Adams, an independent registered public accounting firm, as stated in their report which is included in Item 8 and incorporated by reference.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended February 29, 2012, the Company began to make improvements to our internal control over financial reporting by adding another resource to support the CFO in addressing the identified material weaknesses and work to begin to improve internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Officers And Directors	Age	Position
Paul R. Arena	54	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Ivan E. Braiker	61	Director and President
Thomas J. Virgin	56	Chief Financial Officer
Michael Eric Harber	46	Chief Operating Officer
Phillip C. Rapp, Jr.	67	Executive Vice President of Strategic Planning
John M. Devlin, Jr.	67	Director, Compensation Committee Chairman and Audit Committee Chairman
Ernest W. Purcell	60	Director
Donald E. Stout	66	Director
Todd E. Wilson	41	Director

Paul R. Arena, Chairman of the Board, Chief Executive Officer, and Secretary

Mr. Arena has served as a director and officer since June 2010.  Mr. Arena has over 30 years of investment and business experience. Prior to joining our Company, from February 2002 through March 2010, Mr. Arena served as a director of Geos Communications, Inc., (formerly i2 Telecom International, Inc.) where he was the founder and at various times, served as Chairman of the Board until March 2010, Chief Financial Officer until August 2009, President until August 2008 and Chief Executive Officer until April 2009.  Since May 2000, he has served as Chairman of the Board, Chief Executive Officer, President and owner of AIM Group, Inc., an investment holding company. Mr. Arena also founded and served in various executive capacities, including Chairman of the Board and Chief Executive Officer, at Cereus Technology Partners, Inc. and its subsidiaries (May 1991 to April 2000). We believe that Mr. Arena’s executive management experience with companies that do business over the Internet and background in financial business transactions makes him qualified to serve as a director.

Ivan E. Braiker, Director and President

Ivan Braiker has been a director and our President since August 2011.  Mr. Braiker has over 30 years of executive management experience in broadcasting and media.  Earlier in his career, he earned Billboard Magazine’s Trendsetter of the Year award.  He was a co-founder and Chief Executive Officer of Hipcricket, Inc., a position he held from August 2004 until we acquired the assets and business of Hipcricket, Inc. in August 2011.  Prior to August 2004, from 2002 to 2003, he held the position of President of Streamline Publishing and was co-founder and President of New Northwest Broadcasters from 1998 through 2002. We believe that Mr. Braiker’s executive management experience in the mobile marketing and advertising business as the co-founder and Chief Executive Officer of Hipcricket, Inc., among other media companies, makes him qualified to serve as a director.

Thomas J. Virgin, Chief Financial Officer

Prior to accepting the position as our Chief Financial Officer in October 2011, Mr. Virgin was the Chief Financial Officer with Hipcricket, Inc., a position he held since May 2007.  Prior to joining Hipcricket, Inc., from March 2005 to May 2007, Mr. Virgin was the Executive Vice President and Chief Financial Officer for Talyst Inc., which provided software and equipment solutions to improve efficiency and patient safety at acute care hospitals, health delivery networks and long-term-care pharmacies.  Before his employment with Talyst Inc., Mr. Virgin was Chief Financial Officer and Vice President of Finance and Administration at WizKids, a Washington-based company that created and sold collectible miniature games.  Mr. Virgin joined WizKids in 2001, and in 2003 he assisted with the sale of WizKids to Topps Co.  Mr. Virgin started his career in public accounting by performing audit and tax work for companies in a variety of industries.  He spent more than 16 years (1983 to 1999) at Seafirst Bank (now Bank of America), where he was Senior Vice President and Controller.  From there, he was appointed Chief Financial Officer at T&W Financial Services Corporation, a commercial leasing company (1999 to early 2000).  He subsequently served as interim Chief Financial Officer for two software companies, ThinkShare (in 2000) and Versidata Systems (2000 - 2001), where he was responsible for raising capital and financial operations.

Michael Eric Harber, Chief Operating Officer

Prior to our acquisition of the assets and business of Hipcricket, Inc. and his appointment as our Chief Operating Officer in August 2011, Eric Harber was Hipcricket’s President and Chief Operating Officer from July 2007.  Prior to July 2007, he was Vice President of Business Development and Marketing for Amdocs Limited, a publicly held company, from April 2006 to July 2007.  Mr. Harber was Vice President of Corporate and Business Development for Qpass from March 2004 to April 2006 and played a key role in that company’s $275 million acquisition by Amdocs Limited.  During the years 1990 to 2006, Mr. Harber held roles in private and public companies including Accenture and Nortel Networks, both publicly held companies.  Mr. Harber earned a B.S. degree in Engineering from Stanford University as well as an MBA from Duke University, where he was a Fuqua Scholar.

Phillip C. Rapp, Jr., Executive Vice President of Strategic Planning

Mr. Rapp joined us in August 2010 as our Chief Operating Officer, a position he relinquished in August 2011 to become our Executive Vice President of Strategic Planning. During the past 20 years, Mr. Rapp has been engaged in senior executive positions in the financial services and investment industry. Prior to joining us, from July 2009 to August 2010, Mr. Rapp was Chief Operating Officer of NextLife. Before that he was a business consultant from October 2007 to October 2009.   During the period from May 2002 through September 2007, Mr. Rapp was Managing Director responsible for Sales and Marketing for the Institutional Execution Group (IEG) of Labranche & Co., then the New York Stock Exchange’s largest specialist company.  Prior thereto, from June 1996 to March 2002, Mr. Rapp was employed in a similar capacity for Knight Securities.

John M. Devlin, Jr., Director, Compensation Committee Chairman and Audit Committee Chairman

Mr. Devlin has served as a director since March 2009. Mr. Devlin has been in the investment and asset management business for over 24 years. Before retiring from J.P. Morgan Investment Management in December 2003, he was a Senior Portfolio manager for 10 years, responsible for directing investment activity, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $20 billion in assets. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Throughout his career at J.P. Morgan, Mr. Devlin worked in all aspects of the investment and asset management business in areas such as fixed income trading and portfolio management.  In December 2011 Mr. Devlin joined the board of directors of Spindle Inc. (OTCBB).  From November 2008 to November 2009, Mr. Devlin was Managing Director of the American Irish Historical Society where he was responsible for managing day-to-day operations of the Society, including banking relationships, financial reporting, administration, and trustee and fund raising relationships. From January 2004 to October 2006, Mr. Devlin was the Vice Chairman of McKim & Company LLC where he was responsible for providing strategic planning and direction for McKim & Company, a venture capital source firm for start-up companies in the $1 million to $20 million bracket. Mr. Devlin received an MBA from Pace University in 1976 and completed his undergraduate degree in Finance at Georgetown University in 1967. We believe that Mr. Devlin’s education and his experience in the finance industry makes him qualified to serve as a director.

Ernest W. Purcell, Director and Audit Committee Member

Mr. Purcell is a Senior Managing Director in the London office of Houlihan Lokey, a position he has held since April 2010. Prior to his appointment as Senior Managing Director, from January 2003 to April 2010, Mr. Purcell was a Managing Director with Houlihan Lokey. As the Head of International Financial Advisory Services, he manages valuation, financial advisory, and opinion services for clients involved in domestic and cross-border transactions.  Mr. Purcell has been employed by Houlihan Lokey since February 1997.  He has more than two decades of experience in the financial services and advisory industry, has been involved in providing fairness and solvency (capital adequacy) opinions on numerous U.S. and European transactions, and has technical expertise on financial due diligence, strategic business valuation, financial restructurings and divestitures.  Mr. Purcell holds a bachelor’s degree in economics and finance from the University of Florida and earned his M.B.A., with concentrations in finance and statistics, from the University of Chicago.  He is a member of the Institute of Directors (IoD), British American Business and the Corporate Development Association (CDA). He is also a member of the Valuation Special Interest Group of the Institute of Chartered Accountants in England & Wales (ICAEW), the Society of Share and Business Valuers and the Business Valuation Association. He is an approved person registered with the U.K.’s Financial Services Authority (FSA), and in the United States he is registered with FINRA as a General Securities Representative and a Limited Representative — Investment Banking. We believe that Mr. Purcell’s education and experience in the finance industry make him well qualified to serve as a director.

Donald E. Stout, Director

Mr. Stout has served as a director since January 2011.  Mr. Stout is a member of the bars of the District of Columbia and Virginia, and he is admitted to practice before the Supreme Court of the United States, the Court of Appeals for the Federal Circuit, the Fifth Circuit of Appeals, and the U.S. Patent and Trademark Office (“USPTO”). He earned his J.D. degree (with honors) from George Washington University in 1972.

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

Mr. Stout has been a senior partner at the law firm of Antonelli, Terry, Stout and Kraus, LLP since 1982.  We believe that Mr. Stout’s extensive experience in the field of patents and intellectual property makes him well qualified to serve as a director.

Todd E. Wilson, Director and Compensation Committee Member

Mr. Wilson has served as a director since June 2010.  Mr. Wilson brings more than 15 years of experience as an investor, board member and advisor to middle-market companies.  He currently serves as a Partner at Crane Street Capital, a California-based investment firm.  From July 2010 to September 2011, Mr. Wilson held the position of Managing Director for the Office of Small Business Services for the City of Los Angeles.  From July 2002 to December 2009, he served as a Principal in the private equity group at American Capital, Ltd.  Previously, from June 1999 to June 2002 he also served as a Principal with Wind Point Partners, a Chicago- based private equity firm with $1B of capital under management. During his tenure as an equity investor, Mr. Wilson has worked closely with companies to maximize shareholder value and provide significant returns on corporate investments.  Mr. Wilson also served as an investment banker at Merrill Lynch from July 1993 to June 1995 and Montgomery Securities from July 1995 to February 1997.  We believe Mr. Wilson’s education and experience in the finance industry makes him qualified to serve as a director.

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee and a Compensation Committee.

Audit Committee

John M. Devlin, Jr. and Ernest W. Purcell are the members of the Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. The Company has determined that Mr. Devlin, an independent director, is an audit committee financial expert.

Compensation Committee

John M. Devlin, Jr. and Todd E. Wilson are the members of the Compensation Committee. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of Augme’s executive officers, administers Augme’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers), and administers the executive officer incentive plans.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have stock registered under Section 12 of the Exchange Act, therefore our officers, directors and the beneficial owners of over 10% of our securities are not subject to Section 16(a) of the Exchange Act.  Our officers and directors voluntarily report transactions in our securities on Forms 3, 4 and 5.

Code of Ethics and Whistleblower Policy

On March 11, 2010, the Company adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. The Code of Business Conduct and Ethics is available on our website at www.augme.com under the “Investors — Corporate Governance” section of the website. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

The Augme Whistleblower policy is intended to encourage Board members, staff (paid and volunteer) and others to report suspected or actual occurrence(s) of illegal, unethical or inappropriate events (behaviors or practices) without retribution.

Nominations to the Board of Directors

The Board of Directors currently performs the functions of a corporate governance and nominating committee, the purpose of which is to identify individuals qualified to become members of our Board of Directors consistent with criteria set by our Board and to develop our corporate governance principles. The Board has not adopted procedures pursuant to which security holders may recommend nominees to the Board of Directors and there has been no material change to this.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee hold positions as an officer or employee. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.  The Compensation Committee is comprised of independent directors.

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

Total compensation for each of the Named Executive Officers is reviewed and approved annually by the Compensation Committee, the members of which are Mr. Devlin and Mr. Wilson, neither of whom has been an officer or employee of our Company.  The Board of Directors excuses Named Executive Officers who are also directors from meetings during which the Named Executive Officer’s compensation is discussed or voted upon, and each Named Executive Officer and director abstains from voting on any matter which affects him or her individually.

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

Factors Considered In Determining Compensation

The Compensation Committee reviews executive compensation levels for our Named Executive Officers to ensure that they remain competitive within the industry.  The overall value of the compensation package for a Named Executive Officer is determined by the Compensation Committee, in consultation with the Board of Directors.  The factors considered by the Compensation Committee include those related to both the overall performance of the Company and the individual performance of the Named Executive Officer.  Consideration is also given to comparable compensation data for individuals holding similarly responsible positions at other and peer group companies in determining appropriate compensation levels.

With respect to long-term incentive compensation to be awarded to Named Executive Officers, any such awards are granted only upon the written approval of the Compensation Committee.

Elements of Executive Compensation

As discussed above, the Company’s compensation programs for our Named Executive Officers are based on four components: base salary, annual cash incentives, stock-based compensation and retirement, health and other benefits, each is intended as an important piece of the overall compensation.

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

Share-Based Compensation (Long-Term Incentive Compensation; Stock Options)

Share-based long-term incentive compensation awarded to Named Executive Officers has been and is provided through the issuance of stock options and, occasionally, grants of shares of our common stock.  Stock options are an important element of the Company’s long-term incentive programs.  The primary purpose of stock options is to provide the Named Executive Officers and other employees with a personal and financial interest in the Company’s success through stock ownership, thereby aligning the interests of such persons with those of our stockholders.  The Compensation Committee believes that the value of stock options will reflect the Company’s financial performance over the long-term.  Because the Company’s stock option program provides for a vesting period before options may be exercised and, in general, an exercise price based on the fair market value as of the date of grant, employees benefit from stock options only when the market value of the common shares increases over time.

Share-based awards typically consist of options to purchase common stock that vest over three to five years and have a term of five to ten years.  The Company has approximately 835,000 options that expire in more than five years and all options expire within 7.5 years.

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

With respect to the share-based compensation, the Company recognizes stock compensation expense based on the Accounting Standards Codification 718 (“ASC 718”).  ASC 718 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The Company uses the Black-Scholes option-pricing model to determine the grant date fair value.  The Company has not engaged in amending, cancelling or re-pricing stock options awarded to its Named Executive Officers.

Health and Other Benefits

The Company provides health and other benefits as an additional incentive to retain employees.

We currently make available to our Named Executive Officers and all employees a comprehensive health insurance program.  The Company currently provides a basic term life insurance policy to all employees and makes additional coverage available at the employee’s expense and discretion.

The Company does not provide any additional perquisites to the Named Executive Officers, other than those which are included in the Summary Compensation Table. The total of all perquisites to any Named Executive Officer did not equal or exceed $10,000 for the 2012 fiscal year.

Post-Termination Compensation

Our executive officers are eligible to participate in our 401(k) plan on the same basis as other eligible employees.

The Company does not offer a defined benefit pension plan or any other qualified retirement plan arrangements. There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Please see the discussion below titled “Employment Agreements and Compensation Arrangements” for information regarding severance payments that we would be required to make to certain of our Named Executive Officers.

Earn-out Compensation

For information related to certain earn-out compensation that may be paid to Ivan Braiker, our President, Tom Virgin, our Chief Financial Officer, and Eric Harber, our Chief Operating Officer, please see the discussion under Item 13, “Certain Relationships and Related Transactions.”

Other than as discussed below in “Employment Agreements and Compensation Arrangements”, “Director Compensation” and in the section of this Annual Report titled “Certain Relationships and Related Transactions” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a Named Executive Officer at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer, or a change in control of our company or a change in the Named Executive Officer’s responsibilities following a change in control.

The following table summarizes all compensation for the 2012, 2011 and 2010 fiscal years received by our Chief Executive Officer, our Chief Financial Officer, our three most highly compensated executive officers and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table

Fiscal 2012, 2011, and 2010

Name and Principal Position	Year	Salary ($)		Stock Award ($)	Option Awards ($)	All Other Compensation ($)		Total Compensation ($)

Paul R. Arena	2012	387,500	(1)	—	151,584	—		539,084
Chairman of the Board and Chief Executive Officer	2011	203,429	(2)	236,250	1,859,012	—		2,298,691

Thomas J. Virgin	2012	117,590	(3)	—	423,318	—		540,908
Chief Financial Officer

Ivan E. Braiker	2012	142,500	(4)	—	493,575	—		636,075
Director and President

Michael Eric Harber	2012	132,500	(5)	—	467,663	—		600,163
Chief Operating Officer

Phillip C. Rapp, Jr.	2012	200,000	(6)	—	24,075	—		224,075
Executive Vice President of Strategic Planning and Former Chief Operating Officer	2011	83,846	(7)	—	309,243	—		393,089

Mark Severini (8)	2011	58,914		—	—	105,000		163,914
Former Chief Executive Officer and Former Chief Financial Officer	2010	121,154	(9)	—	397,622	6,000		524,776

David Ide (10)	2011	96,064		—	63,461	75,000		234,525
Former Chief Strategy Officer	2010	191,247		—	—	—		191,247

Edward Jordan (11)	2012	71,000	(12)	—	1,487,175	115,560	(11)	1,673,735
Former Chief Financial Officer

(1)          Mr. Arena’s second amendment to his employment agreement was effective as of June 28, 2011.  His base salary was increased to $425,000 for the remainder of the 2012 fiscal year.

(2)          Mr. Arena was appointed on June 8, 2010.  His base salary was $275,000 for the 2011 fiscal year. This represents the portion of his base salary that was paid during the 2011 fiscal year.

(3)          Mr. Virgin was appointed on October 7, 2011.  His base salary is $240,000 per year. This represents the portion of his salary that was paid during the 2012 fiscal year.

(4)          Mr. Braiker was appointed on August 25, 2011. His base salary was $270,000 per year and was increased to $300,000 per year as of December 1, 2011. This represents the portion of his salary that was paid during the 2012 fiscal year.

(5)          Mr. Harber was appointed on August 25, 2011. His base salary was $245,000 per year and was increased to $285,000 per year as of December 1, 2011. This represents the portion of his salary that was paid during the 2012 fiscal year.

(6)          Mr. Rapp’s employment agreement was amended on July 1, 2011. His base salary was increased to $225,000 per year.

(7)          Mr. Rapp was appointed on August 12, 2010. His base salary was $150,000 per year. This represents the portion of his salary that was paid during the 2011 fiscal year.

(8)          Mr. Severini resigned on June 8, 2010.

(9)          Mr. Severini was appointed on May 21, 2009. His base salary was $150,000 per year. This represents the portion of his base salary that was paid during the 2010 fiscal year.

(10)    Mr. Ide resigned on August 31, 2010.

(11)    Mr. Jordan resigned on October 7, 2011.

(12)    Mr. Jordan was appointed on July 22, 2011. His base salary was $250,000 per year. This represents the portion of his base salary that was paid during the 2012 fiscal year.

Employment Agreements and Compensation Arrangements

Employment Agreement with Paul R. Arena

We entered into an Employment Agreement with Mr. Arena on June 8, 2010, which was subsequently amended on September 7, 2010 and June 8, 2011. The term of the Employment Agreement is 36 months commencing on June 8, 2010, and we may renew the Employment Agreement for one or more additional twelve-month periods thereafter.

For his services as Chief Executive Officer and, for so long as he served as our Principal Financial Officer, Mr. Arena will receive compensation in the form of a base salary of $275,000 during the first 12 months of his employment and, pursuant to the second amendment to his employment agreement, $425,000 during the second and third 12 months of his employment.  If the Employment Agreement is renewed for a fourth period of 12 months, then Mr. Arena’s base salary will be increased by a minimum of 10% from the prior 12 months’ base salary or by a higher amount as determined by the Board of Directors.  Mr. Arena will receive bonus compensation upon meeting performance goals and objectives to be mutually agreed upon by Mr. Arena and the Board of Directors in advance of the relevant performance period.

Mr. Arena will receive 1% of the net consideration received by the Company or our stockholders for the following events that occur during Mr. Arena’s employment or service as a member of the Board of Directors or during the 12-month period following his removal from the Board or termination as an employee:

•                  a change of control of the Company or the acquisition of all or substantially all of our business or assets as a result of a sale or exchange of stock, a merger, a consolidation or other business combination, sale or exclusive license of assets, or similar transactions; and

•                  Mr. Arena’s participation in the realization of the monetization of our intellectual property either through (a) a settlement agreement, (b) a license agreement except for licenses entered into in the ordinary course of the Company’s business, or (c) asset sale during the period of employment and extending twelve months thereafter; provided that such twelve-month period will be shortened to zero months if Employee’s employment is terminated for Cause.

Mr. Arena also received an initial grant of 5-year options to purchase 2,000,000 shares of our common stock at an exercise price of $1.00 per share.  Vesting of these options will occur according to the following schedule:  the right to purchase 500,000 shares vested immediately upon grant; the right to purchase 1,500,000 shares vests one-thirty sixth per month over a three year period starting on June 8, 2010.  Mr. Arena is entitled to receive additional options to purchase shares of our common stock as determined by the Board from time to time.  Any stock options held by Mr. Arena will immediately vest in full at the time of a change of control.

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

Arena: (a) material fraud, gross malfeasance, gross negligence, or willful misconduct done in bad faith with respect to our business affairs, (b) refusal or repeated failure to follow our established reasonable and lawful policies, (c) material breach of the Employment Agreement by Mr. Arena, and (d) conviction of a felony or crime involving moral turpitude.  Termination for cause based on (a) through (c) in this paragraph will take effect 30 days after Mr. Arena receives written notice from us unless Mr. Arena remedies, to be determined in our sole discretion, the events or circumstances constituting cause for termination.  In the event of a termination for cause, Mr. Arena will not be entitled to a severance payment.

Employment Agreement with Ivan E. Braiker

On August 25, 2011, we entered into an employment agreement with Ivan E. Braiker, which was subsequently amended on December 1, 2011, pursuant to which Mr. Braiker will be employed by us as our President for an initial term of three years.  Thereafter, we may elect to extend employment to Mr. Braiker for one or more additional twelve-month periods.  During the first-year of the term Mr. Braiker will receive a base salary of $270,000 per annum, and pursuant to his amended agreement will receive a base salary of $300,000 per annum, increasing by 10% in each of the second and third years of the term.  If the Employment Agreement is renewed for a subsequent term or terms, the base salary will be increased (a) by a minimum of 10% over the base salary in effect on the renewal date or (b) as our Board of Directors shall determine if in excess of the minimum increase.  In addition to the base salary, Mr. Braiker will be eligible for an annual performance bonus, consistent with the annual performance bonus afforded to other senior management employees, to be payable upon achievement of performance goals and objectives to be mutually agreed upon by Mr. Braiker and the Board of Directors in advance of the relevant performance period.  Mr. Braiker may receive other adjustments in compensation or a bonus, as determined in the sole discretion of the Board of Directors.

Upon execution of the Employment Agreement, Mr. Braiker received an option grant which gives him the right to purchase 235,000 shares of Augme common stock at an exercise price of $3.04 per share (which was the closing price of the common stock on August 24, 2011, the date the Board of Directors approved the option grant to Mr. Braiker).  The option has a five year term.  The right to purchase 47,000 shares of common stock vested upon execution of the Employment Agreement and the right to purchase the remaining 188,000 shares of common stock vests in equal monthly increments over a 36 month period.  The right to purchase unvested shares of common stock will vest in the event of a Control Change, as defined in the Employment Agreement.  Furthermore, in the event that we receive cash proceeds exceeding $10 million (but less than $25 million) relating to a litigation settlement, licensing fee arrangement or sale of intellectual property, the right to purchase 50% of the unvested shares of common stock will vest and in the event that we receive cash proceeds exceeding $25 million relating to a litigation settlement, licensing fee arrangement or sale of intellectual property, the right to purchase 100% of the unvested shares of common stock will vest.

The Employment Agreement also includes provisions governing the termination of Mr. Braiker’s employment.  If Mr. Braiker’s employment is terminated for Just Cause (as defined in the Employment Agreement), we will be required to pay to Mr. Braiker only that portion of his base salary, accrued but unused vacation pay, and to the extent required under the terms of any benefit plan or the Employment Agreement, the vested portion of any benefit under such plan, all as earned through the date of termination.  If we terminate Mr. Braiker’s employment without Just Cause, we will continue to pay to Mr. Braiker his then-current base salary, in accordance with customary payroll practices, plus accrued but unpaid vacation time, accrued but unpaid benefits and reimbursement of all unpaid business expenses (the “Continued Benefits”) for a period of the greater of (a) 6 months; or (b) the remainder of the employment term (the “Continuation Period”).  Mr. Braiker will be entitled to continued participation in all medical and disability plans as if his employment had not terminated until the expiration of the Continuation Period.  Mr. Braiker will also be entitled to exercise any unvested stock option rights and stock purchase rights granted to him and outstanding at the effective date of the termination.  If Mr. Braiker terminates his employment for Good Reason (as defined in the Employment Agreement) we will continue to pay to him the Continued Benefits for the Continuation Period.  Mr. Braiker will also be entitled to continued participation in all medical and disability plans, to the extent such plans are provided by us, at the same benefit level at which he was participating on the date of termination until the expiration of the Continuation Period.  Mr. Braiker will also be entitled to exercise any unvested stock option rights and stock purchase rights granted to him and outstanding at the effective date of the termination of the Employment Agreement.

Employment Agreement with Thomas J. Virgin

On October 7, 2011, we entered into an employment agreement with Thomas J. Virgin pursuant to which Mr. Virgin will be employed by us as our Chief Financial Officer for an initial term of three years.  Mr. Virgin’s Employment Agreement is substantially the same as Mr. Braiker’s Employment Agreement, with the exception of the following:  (i) Mr. Virgin’s annual salary is $240,000, to be increased by 10% in each of the second and third years of the term; and (ii) Mr. Virgin received stock options to purchase 100,000 shares of Augme common stock at an exercise price of $3.10 per share, with 20,000 option shares vesting upon execution of the Employment Agreement, and the balance vesting in equal monthly increments over a 36 month period.

Employment Agreement with Michael Eric Harber

On August 25, 2011, we entered into an employment agreement with Michael Eric Harber, which was subsequently amended on December 1, 2011, pursuant to which Mr. Harber will be employed by us as our Chief Operating Officer for an initial term of three years.  Mr. Harber’s Employment Agreement is substantially the same as Mr. Braiker’s Employment Agreement, with the exception of the following:  (i) Mr. Harber’s base annual salary is $245,000, and pursuant to his amended agreement will receive a base annual salary of $285,000, to be increased by 10% in each of the second and third years of the term; and (ii) Mr. Harber received stock options to purchase 222,500 shares of Augme common stock at an exercise price of $3.04 per share, with 44,500 option shares vesting upon execution of the Employment Agreement, and the balance vesting in equal monthly increments over a 36 month period.

Employment Agreement with Phillip C. Rapp, Jr.

On August 12, 2010, we retained the services of Phillip C. Rapp, Jr. as our Chief Operating Officer at an annual salary of $150,000.  On July 1, 2011, Mr. Rapp’s annual salary was increased to $225,000. On August 25, 2011, Mr. Rapp, formerly Augme’s Chief Operating Officer, was named Executive Vice President of Strategic Planning.  We granted an option to Mr. Rapp to purchase 500,000 shares of our common stock at an exercise price of $1.30 per share.  The right to purchase the common stock vests one-thirty sixth per month over a three year period starting August 12, 2010.  The option has a term of 5 years.

Mr. Rapp is also eligible to receive certain performance-based bonuses, subject to his attainment of the following performance targets:

•      if the Company achieves $5 million in gross revenues, Mr. Rapp’s bonus will be $50,000; and

•      if the Company achieves an additional $5 million in gross revenues, Mr. Rapp’s bonus will be $50,000.

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

The Employment Agreement also includes provisions governing the termination of Mr. Rapp’s employment. If Mr. Rapp’s employment is terminated for Just Cause (as defined in the Employment Agreement), we will be required to pay to Mr. Rapp only that portion of his base salary, accrued but unused vacation pay, and to the extent required under the terms of any benefit plan or the Employment Agreement, the vested portion of any benefit under such plan, all as earned through the date of termination.  If we terminate Mr. Rapp’s employment without Just Cause, we will continue to pay to Mr. Rapp his then-current base salary, in accordance with customary payroll practices, plus accrued but unpaid vacation time, accrued but unpaid benefits and reimbursement of all unpaid business expenses (the “Continued Benefits”) for a period of twelve months.  Upon the effective date of termination, any bonus earned shall be due and payable.

Earn-out Compensation

For information related to certain earn-out compensation that may be paid to Ivan Braiker, our President, Tom Virgin, our Chief Financial Officer, and Eric Harber, our Chief Operating Officer, please see the discussion under Item 13, “Certain Relationships and Related Transactions.”

Separation and Release Agreements

During the 2012 fiscal year we entered into Separation and Release Agreements with one former employee and two directors.  Information about these agreements is included in the section of this Annual Report titled “Certain Relationships and Related Transactions.”

Potential Cost of Termination Payments

In the table below, we have estimated the potential cost to us of the compensation to which each Named Executive Officer would have been entitled if he experienced an Involuntary Termination without cause or a Change in Control Termination effective as of February 29, 2012.

	Involuntary Termination				Involuntary Termination in Connection with a Change in Control
Named Executive Officer	Cash Payments ($)	Benefits ($)	Equity Compensation ($) (1)	Total ($)	Cash Payments ($)	Benefits ($)	Equity Compensation ($) (2)		Total ($)
Paul R. Arena	531,250	7,313	—	538,563	531,250	7,313	535,891	(3)	1,074,454

Ivan E. Braiker	843,000	10,415	—	853,415	843,000	10,415	303,576	(4)	1,156,991

Thomas J. Virgin	714,400	15,602	—	730,002	714,400	15,602	287,032	(5)	1,017,034

Michael Eric Harber	800,850	14,627	—	815,477	800,850	14,627	287,703	(6)	1,103,180

Phillip C. Rapp, Jr.	225,000	4,166	—	229,166	225,000	4,166	177,764	(7)	406,930

(1)         The stock option agreements for each Named Executive Officer state that the time-based vesting ceases upon termination. The amounts above represent the stock option expense that would be incurred by us in relation to options vested immediately upon termination in accordance with the terms of the individual’s employment agreement.

(2)         The employment agreements for each Named Executive Officer state that the time-based vesting restrictions associated with unvested options immediately lapse on any shares of common stock that would have time-vested if there had not been a change in control. The amounts above represent the stock option expense that would be incurred by us in relation to options vested immediately upon change in control in accordance with the terms of the individual’s employment agreement.

(3)         Represents stock option expense associated with accelerated vesting of 2,000,000 options at an exercise price of $1.00 per share and 425,000 option shares at an exercise price of $2.15.

(4)         Represents stock option expense associated with accelerated vesting of 235,000 options at an exercise price of $3.04 per share and 300,000 option shares at an exercise price of $2.15.

(5)         Represents stock option expense associated with accelerated vesting of 102,500 options at an exercise price of $3.04 per share, 100,000 option shares at an exercise price of $3.10 and 240,000 option shares at an exercise price of $2.15.

(6)         Represents stock option expense associated with accelerated vesting of 225,500 options at an exercise price of $3.04 per share and 285,000 option shares at an exercise price of $2.15.

(7)         Represents stock option expense associated with accelerated vesting of 500,000 options at an exercise price of $1.30 per share, 75,000 option shares at an exercise price of $3.00 and 67,500 option shares at an exercise price of $2.15.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan based awards to each of our named executive officers during our fiscal year ended February 29, 2012.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Shares Underlying	Exercise Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Target ($)	or Units (#)	Options (#)(1)	Awards ($ / Sh)	and Options Awards ($)(2)

Paul R. Arena	12/29/2011	—	—	425,000	2.15	151,584

Ivan E. Braiker	8/25/2011	—	—	235,000	3.04	386,575
	12/29/2011	—	—	300,000	2.15	107,000

Thomas J. Virgin	8/25/2011	—	—	102,500	3.04	168,838
	10/07/2011	—	—	100,000	3.10	168,880
	12/29/2011	—	—	240,000	2.15	85,600

Michael Eric Harber	8/25/2011	—	—	222,500	3.04	366,013
	12/29/2011	—	—	285,000	2.15	101,650

Phillip C. Rapp, Jr.	12/29/2011	—	—	67,500	2.15	24,075

(1)	The amounts in the column under “All Other Option Awards” represent shares underlying options awarded, each of which vest over time.
(2)

The amounts in the column under “Grant Date Fair Value of Option Awards” represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Outstanding Equity Awards at February 29, 2012

The following table sets forth certain information concerning unexercised stock options for each Named Executive Officer at February 29, 2012.

Outstanding Equity Awards at Fiscal Year End

Named Executive Officer	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Paul R. Arena	1,333,333	666,667	1.00	6/8/2015	—	—

Paul R. Arena	1,000,000	—	1.47	9/7/2015	—	—

Paul R. Arena	—	—	—	—	100,000	198,000

Paul R. Arena	23,611	401,389	2.15	12/29/2016	—	—

Ivan Braiker	78,333	156,667	3.04	8/25/2016	—	—

Ivan Braiker	16,667	283,333	2.15	12/29/2016	—	—

Thomas J. Virgin	17,083	85,417	3.04	8/24/2016	—	—

Thomas J. Virgin	28,889	71,111	3.10	10/7/2016	—	—

Thomas J. Virgin	13,333	226,667	2.15	12/29/2016	—	—

Michael Eric Harber	74,167	148,333	3.04	8/25/2016	—	—

Michael Eric Harber	15,833	269,167	2.15	12/29/2016	—	—

Phillip C. Rapp, Jr.	250,000	250,000	1.30	8/12/2015	—	—

Phillip C. Rapp, Jr.	27,083	47,917	3.00	1/04/2016	—	—

Phillip C. Rapp, Jr.	3,750	63,750	2.15	12/29/2016	—	—

Mark Severini	400,000	—	1.69	06/14/2014	—	—

David Ide	475,000	—	1.50	2/28/2014	—	—

David Ide	100,000	—	1.00	6/24/2015	—	—

Edward Jordan	183,333	—	3.63	7/21/2016	—	—

Options Exercised and Stock Vested

The table below provides information concerning each exercise of stock options (or similar instruments) and vesting of stock, including restricted stock and similar instruments, during the last completed fiscal year for each of the Named Executive Officers:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Named Executive Officer	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

Paul R. Arena	—	—	75,000	$222,125

Director Compensation

We do not pay our directors cash fees for serving on our Board.  During the 2012 fiscal year, we granted to our directors a number of options and warrants to purchase shares of our common stock.  The warrant agreements are described in the section of this Annual Report titled “Certain Relationships and Related Transactions.” The option grants are discussed below:

Quarterly Option Grants

As of November 30, 2010, all of our independent directors receive grants of options to purchase 6,000 shares of our common stock on the last day of each quarter, so long as they are serving as a director on that date.  The price per share equals the ten-day trading average closing price of our common stock, computed from the last day of the quarter.  These options have terms of five years.  The right to purchase the shares vests in equal increments over a period of 36 months.

November 2, 2011 Option Grants

On November 2, 2011, we granted to Mr. Purcell an option to purchase 300,000 shares of our common stock at a price of $2.69 per share. The right to purchase the common stock vests at a rate of 1/36th per month.  The options each have a term of 5 years.  The value of the options on the date of grant was $434,190.

December 29, 2011 Option Grants

On December 29, 2011, we granted to Mr. Devlin, Mr. Stout and Mr. Wilson each a warrant to purchase 100,000 shares.  The warrants have an exercise price of $2.15 per share. The right to purchase the common stock vests at a rate of 1/36th per month.  The warrants each have a term of 5 years.  The value of each of the warrants on the date of grant was $21,621.

Compensatory Arrangement with Ernest Purcell

On November 2, 2011, we entered into an agreement with Ernest Purcell, a director, pursuant to which we agreed, in conjunction with his appointment as a director, to pay him a flat fee equal to 1% of the net aggregate consideration received by us in a change of control transaction or in a transaction in which Mr. Purcell participates and which realizes the monetization of our intellectual property (either through a settlement agreement, a license agreement not entered into in the ordinary course of our business or an asset sale).  The term of this agreement is concurrent with Mr. Purcell’s service on our Board of Directors and for the six month period following his resignation.

The following chart reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended February 29, 2012.

Director Name	Option/ Warrant Awards ($)	Reference	Total ($)

John M. Devlin, Jr.	$8,580	(1)	$8,580

John M. Devlin, Jr.	10,097	(2)	10,097

John M. Devlin, Jr.	5,290	(3)	5,290

John M. Devlin, Jr.	18,376	(4)	18,376

John M. Devlin, Jr.	5,067	(5)	5,067

Shelley J. Meyers (7)	8,580	(1)	8,580

Shelley J. Meyers (7)	10,097	(2)	10,097

Ernest W. Purcell	434,190	(6)	434,190

Ernest W. Purcell	5,290	(3)	5,290

Ernest W. Purcell	5,067	(5)	5,067

David W. Reese	8,580	(1)	8,580

David W. Reese	10,097	(2)	10,097

Donald Stout	8,580	(1)	8,580

Donald Stout	10,097	(2)	10,097

Donald Stout	5,290	(3)	5,290

Donald Stout	18,376	(4)	18,376

Donald Stout	5,067	(5)	5,067

Todd E. Wilson	8,580	(1)	8,580

Todd E. Wilson	10,097	(2)	10,097

Todd E. Wilson	5,290	(3)	5,290

Todd E. Wilson	18,376	(4)	18,376

Todd E. Wilson	5,067	(5)	5,067

The value of the option grants was computed using the Black Scholes option pricing model using the following assumptions:

(1)   Option was granted on May 31, 2011 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.70.

(2)   Option was granted on August 31, 2011 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $3.12.

(3)   Option was granted on November 30, 2011 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.69.

(4)   Warrant was granted on December 29, 2011 for 100,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.15.

(5)   Option was granted on February 29, 2012 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.01.

(6)   Option was granted on November 2, 2011 for 300,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.69.

(7)   Ms. Meyers resigned her position as director on October 4, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth certain information, as of May 4, 2012 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each Named Executive Officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of May 4, 2012.  Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 94,503,567 shares of common stock outstanding as of May 4, 2012 plus, for each individual, any securities that individual has the right to acquire within 60 days of May 4, 2012.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Executive Officers and Directors:

Common Stock	Paul R. Arena, Chairman of the Board of Directors and Chief Executive Officer	2,883,333	(2)	3.05%

Common Stock	Ivan E. Braiker, Director and President	842,258	(3)	*

Common Stock	Thomas J. Virgin, Chief Financial Officer	301,954	(4)	*

Common Stock	Michael Eric Harber, Chief Operating Officer	505,105	(5)	*

Common Stock	Phillip C. Rapp, Jr., Executive Vice President of Strategic Planning	557,222	(6)	*

Common Stock	John M. Devlin, Jr., Director	986,285	(7)	1.04%

Common Stock	Todd E. Wilson, Director	246,417	(8)	*

Common Stock	Ernest W. Purcell, Director	242,667	(9)	*

Common Stock	Donald E. Stout, Director	201,667	(10)	*

All Directors and Executive Officers:		6,766,908		7.16%

Beneficial Owners of More than 5% of our Common Stock:		—

Not applicable.

*Less than 1%.

(1)         Unless otherwise indicated, the address of the beneficial owner is c/o Augme Technologies, Inc., 350 7th Avenue, 2nd Floor, New York, New York 10001.

(2)         Mr. Arena holds options to purchase 2,000,000 shares and 425,000 shares of common stock of which the right to purchase 1,500,000 shares and 70,833 shares are exercisable within 60 days of May 4, 2012.  He holds an option to purchase 1,000,000 shares which is fully vested and holds warrants to purchase 37,500 shares which are fully vested. Mr. Arena also holds the right to acquire 100,000 shares of common stock of which 25,000 shares are vested within 60 days of May 4, 2012.  He also owns 250,000 shares of common stock.

(3)         Mr. Braiker holds options to purchase 535,000 shares of common stock of which the right to purchase 149,222 shares are exercisable within 60 days of May 4, 2012. He also owns 693,036 shares of common stock.

(4)         Mr. Virgin holds options to purchase 442,500 shares of common stock of which the right to purchase 106,250 shares are exercisable within 60 days of May 4, 2012. He also owns 195,704 shares of common stock.

(5)         Mr. Harber holds options to purchase 507,500 shares of common stock of which the right to purchase 141,444 shares are exercisable within 60 days of

May 4, 2012. He also owns 363,661 shares of common stock.

(6)         Mr. Rapp holds options to purchase 642,500 shares of common stock of which the right to purchase 352,222 shares are exercisable within 60 days of May 4, 2012. He holds warrants to purchase 55,000 shares of common stock, all of which are vested and exercisable. He also owns 150,000 shares of common stock.

(7)         Mr. Devlin holds options to purchase 386,000 shares of common stock of which the right to purchase 182,333 shares are exercisable within 60 days of May 4, 2012. He holds warrants to purchase 687,152 shares of common stock, all of which are vested and exercisable. He also owns 116,800 shares of common stock.

(8)         Mr. Wilson holds options to purchase 367,000 shares of common stock of which the right to purchase 229,750 shares are exercisable within 60 days of May 4, 2012. He holds warrants to purchase 100,000 shares of common stock, of which 16,667 shares are vested and exercisable.

(9)         Mr. Purcell holds options to purchase 312,000 shares of common stock of which the right to purchase 60,167 shares are exercisable within 60 days of May 4, 2012. He holds warrants to purchase 57,500 shares of common stock, all of which are vested and exercisable. He also owns 125,000 shares of common stock.

(10)  Mr. Stout holds options to purchase 330,000 shares of common stock of which the right to purchase 27,482 shares are exercisable within 60 days of May 4, 2012. He holds warrants to purchase 100,000 shares of common stock of which the right to purchase 16,667 shares are exercisable within 60 days of May 4, 2012. He also owns 35,000 shares of common stock.

CHANGE OF CONTROL

To our knowledge, there are no present arrangements or pledges of securities of our company that may result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The following describes all transactions since March 1, 2011 and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

On July 22, 2011, we entered into an employment agreement with Edward Jordan, our former Chief Financial Officer and Principal Financial Officer. Unless otherwise terminated, the employment agreement was to expire on July 15, 2014.  Pursuant to the employment agreement, Mr. Jordan’s initial base salary was $250,000 per year. Upon execution of the Employment Agreement, Mr. Jordan received an option grant which gave him the right to purchase 750,000 shares of Augme’s common stock. The option had a five year term. The right to purchase 150,000 shares of common stock vested upon execution of the Employment Agreement and the right to purchase the remaining 600,000 shares of common stock was to vest in equal monthly increments over a three year period. On October 7, 2011, we entered into a Separation and Release Agreement with Mr. Jordan.  Pursuant to the agreement, effective October 15, 2011, Mr. Jordan’s position as Chief Financial Officer and Principal Financial Officer and his employment agreement terminated.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Jordan severance payments in the amount of $23,106.91 per month for the period beginning on October 7, 2011 and ending on March 1, 2013.  We have also agreed that Mr. Jordan will be permitted to exercise fully-vested options for the purchase of 183,333 shares of common stock. The last day that Mr. Jordan may exercise the options will be March 30, 2013. We have released Mr. Jordan from any and all claims we may have had against him relating to his employment. Mr. Jordan resigned his position on October 15, 2011.

On October 4, 2011, we entered into Indemnification Agreements with Shelly Meyers, a former director.  On December 29, 2011, we entered into Indemnification Agreements with the each of our remaining directors and officers.  The Indemnification Agreements generally will require the Company to indemnify and hold such persons harmless to the greatest extent permitted by Delaware law for liabilities arising out of such person’s service to the Company as a director or executive officer, if such person acted in good faith and in a manner that the person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to criminal proceedings, if the person had no reasonable cause to believe that his or her conduct was unlawful.  In addition, the Indemnification Agreements require the Company to make advance payment to such persons of legal expenses and amounts paid in settlement in connection with such expenses.

On June 17, 2010, we issued to Palisades Management, LLC, which is an entity controlled by Shelly Meyers, a former director, a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $1.75 per share.  The right to purchase the common stock vested as to two-thirds of the shares on the date of grant and as to one-third of the shares on the first anniversary of the date of grant.  The warrant has a term of 5 years.  The value of the warrant on the date of grant was $925,028.  On October 4, 2011, this warrant was amended to provide for cashless exercise.

On October 4, 2011, we entered into a Mutual Release Agreement with Shelly Meyers, our former chairperson of the Company’s Board of Directors. Pursuant to the agreement, effective October 4, 2011, Ms. Meyers’ position as director terminated. Ms. Meyers remains a consultant to the Company.

On October 28, 2011, David W. Reese resigned as a director of the Company. Mr. Reese’s resignation was not because of a disagreement with the Company on any matters relating to the Company’s operations, policies or practices. Upon his resignation, Mr. Reese was immediately vested in the right to purchase 200,000 shares of common stock for five years from the date of issuance of January 4, 2011.  Mr. Reese’s remaining options were forfeited.

On August 25, 2011, Jim Crawford resigned as a director of the Company. Mr. Crawford’s resignation was not because of a disagreement with the Company on any matters relating to the Company’s operations, policies or practices. Upon his resignation, the expiration date of 125,000 options that were granted to Mr. Crawford on October 24, 2006 was extended to June 30, 2012. Mr. Crawford remains an employee of the Company.

On August 25, 2011, we and Hipcricket, Inc. (“Hipcricket”) entered into an Amended and Restated Asset Purchase Agreement (the “Agreement”) pursuant to which we purchased all of the assets of Hipcricket for a purchase price totaling $42,500,000 plus certain adjustments to accounts receivables (as defined in the Agreement) and certain unused tax liability coverage amounts, as defined in the Agreement.  We and Hipcricket also agreed to an earn-out payment of up to an additional $27,500,000, which may be paid in cash or in our common stock.  Any earn-out payment, if made, is to be allocated 50% to Hipcricket’s former stockholders and 50% to certain of our employees (the “Employee Earn-Out”).  Among the approximately 50 employees who will receive the Employee Earn-out are Ivan Braiker, our President, Tom Virgin, our Chief Financial Officer and Eric Harber, our Chief Operating Officer.

Director Independence

With the exception of Mr. Arena and Mr. Braiker, all of our remaining directors are independent, as that term is defined under the rules of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Moss Adams LLP has served as our independent auditors since December 6, 2011. The appointment of Moss Adams LLP as our independent public accountants was unanimously approved by the Board of Directors. Freedman & Goldberg, CPA’s, P.C. served as our independent auditors from August 16, 2010 until November 30, 2011. Freedman & Goldberg was the successor to our former independent auditors, MaloneBailey, LLP.  MaloneBailey, LLP served as our independent auditors from inception until August 16, 2010.  Prior to the acquisition of Hipcricket, Inc. on August 25, 2011, Moss Adams LLP served as the independent auditors of Hipcricket since 2007.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant including the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q are as follows:

	2012	2011
Audit fees:
Moss Adams	$181,624	$—
Freedman & Goldberg	225,633	55,000
MaloneBailey	—	87,053

Audit-related fees:
Freedman & Goldberg	32,249	—
MaloneBailey	21,240	2,900

Tax fees:
Freedman & Goldberg	5,888	6,823
MaloneBailey	—	3,500

Total	$466,634	$155,276

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

•                  Audit-related fees relate to services provided by Freedman & Goldberg and MaloneBailey as predecessor auditors to facilitate filings of the Company.

•                  Tax fees are for professional services rendered for tax preparation, tax compliance, tax advice, and tax planning.

Pre-Approval Policies

In order to ensure that the provision of audit services does not impair the auditors’ independence, the audit committee approved, on May 10, 2011, an Audit Committee Pre-approval Policy for Audit and Non-audit Services.  In establishing this policy, the audit committee considered whether the service is a permissible service under the rules and regulations promulgated by the SEC.  In addition, the audit committee, may, in its discretion, delegate one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York, on May 8, 2012.

AUGME TECHNOLOGIES, INC.

By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Dated: May 8, 2012	/s/ Paul R. Arena
Paul R. Arena Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2012	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 8, 2012	/s/ Ivan E. Braiker
Ivan Braiker Director and President

Dated: May 8, 2012	/s/ John M. Devlin, Jr.
John M. Devlin, Jr. Director

Dated: May 8, 2012	/s/ Ernest W. Purcell
Ernest W. Purcell Director

Dated: May 8, 2012	/s/ Donald E. Stout
Donald E. Stout Director

Dated: May 8, 2012	/s/ Todd E. Wilson
Todd E. Wilson Director

Augme Technologies, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended February 29, 2012

2.1	Asset Purchase Agreement Between Modavox, Inc. and New Aug, LLC Effective July, 1, 2009. (1)
3.1	Certificate of Incorporation and all amendments thereto.*
3.2	Bylaws. (2)
10.1	Augme Technologies, Inc. 2010 Incentive Stock Option Plan. (3)
10.2	Subscription Booklet for the private offering closed on November 30, 2010. (4)
10.3	Form of Warrant issued in the private offering closed on November 30, 2010. (4)
10.4	Paul R. Arena Employment Agreement dated June 8, 2010.+(5)
10.5	Paul R. Arena Amendment to Employment Agreement dated September 7, 2010.+(6)
10.6	Form of Securities Purchase Agreement dated February 14, 2011. (7)
10.7	Form of Warrant for Purchase of Common Stock dated February 14, 2011. (7)
10.8	Form of Registration Rights Agreement dated February 14, 2011. (7)
10.9	Separation and Release Agreement dated June 8, 2010 between the registrant and Mark Severini.+(6)
10.10	Separation and Release Agreement dated June 16, 2010 between the registrant and James Lawson.+(6)
10.11	Separation and Release Agreement dated July 9, 2010 between the registrant and Scott Russo.+(6)
10.12	Separation and Release Agreement dated August 31, 2010 between the registrant and David Ide.+(6)
10.13	Letter to Todd E. Wilson dated June 8, 2010 regarding appointment to Board of Directors.+(5)
10.14	Amendment dated November 30, 2010 to Agreement between the registrant and Todd E. Wilson regarding Membership on the Board of Directors.+(6)
10.15	Letter to Don Stout dated January 4, 2010 regarding appointment to Board of Directors.+(8)
10.16	Letter to David Reese dated January 4, 2010 regarding appointment to Board of Directors.+(8)
10.17	Amendment dated March 16, 2011 to Agreement between the registrant and Donald E. Stout regarding Membership on the Board of Directors.*+
10.18	Amendment dated March 16, 2011 to Agreement between the registrant and David Reese regarding Membership on the Board of Directors.*+
10.19	Amendment dated November 28, 2011 to Agreement between the registrant and Ivan Braiker regarding Membership on the Board of Directors.*+
10.20	Amendment number 2 dated November 28, 2011 to Agreement between the registrant and Donald E. Stout regarding Membership on the Board of Directors.*+
10.21	Asset Purchase Agreement between the registrant and JagTag, Inc. (9)
10.22	Amended and Restated Asset Purchase Agreement between the registrant and Hipcricket, Inc. (10)
10.23	Employment Agreement dated August 25, 2011 with Ivan Braiker.+(10)
10.24	Employment Agreement dated August 25, 2011 with Eric Harber.+(10)
10.25	Unsecured Promissory Note dated August 25, 2011 issued by the registrant in favor of Hipcricket, Inc.(10)
10.26	Form of Indemnification Agreement.(11)
10.27	Separation and Release Agreement dated October 7, 2011 between the registrant and Edward Jordan.*+
10.28	Agreement dated November 2, 2011 between the registrant and Ernest Purcell.*+
10.29	Underwriting Agreement dated November 10, 2011 between the registrant and Northland Securities, Inc.(12)
10.30	Paul R. Arena Second Amendment to Employment Agreement dated June 27, 2011.(13)+
10.31	Employment Agreement dated October 7, 2011 with Tom Virgin. +*
10.32	Offer of Employment dated August 12, 2010 between the registrant and Phillip Rapp. (14)*+
10.33	Amendment to Offer Letter Agreement dated August 12, 2011 between the registrant and Phillip Rapp.*+
23.1	Consent of MaloneBailey, LLP*
23.2	Consent of Freedman & Goldberg, CPA’s, P.C.*
23.3	Consent of Moss Adams LLP*
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012.*
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012.*
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012.*
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2012.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

+Management contract.

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.

(2) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006.

(3) Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 21, 2010.

(4) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2010.

(5) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.

(6) Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2011.

(7) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011.

(8) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2011.

(9) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2011, as amended on July 26, 2011.

(10) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011.

(11) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 filed with the Securities and Exchange Commission on January 17, 2012.

(12) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2011.

(13) Incorporated by reference to the registrant’s Registration Statement on Form S-3 filed, number 333-175191, with the Securities and Exchange Commission on April 16, 2011.

(14) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2010.