Form 10-Q
period 2012-05-31
Augme Technologies, Inc.
filed 2012-07-10
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 9, 2012 the issuer has 97,740,158 shares of common stock, par value $.0001, issued and outstanding.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2012	February 29,
	(unaudited)	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,242,640	$11,428,825
Accounts receivable, net	3,727,113	3,734,945
Prepaid expenses and other current assets	552,900	487,321
Total current assets	7,522,653	15,651,091

Property and equipment, net	234,400	292,492
Goodwill	47,484,708	47,484,708
Intangible assets, net	41,135,654	36,798,085
Long-term investment	200,000	—
Deposits	252,067	365,700

TOTAL ASSETS	$96,829,482	$100,592,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,199,141	$2,613,238
Accrued liabilities	1,711,497	1,599,792
Deferred revenue	860,013	1,050,369
Acquisition related contingent consideration	24,000,500	26,000,500
Total current liabilities	29,771,151	31,263,899

LONG TERM LIABILITIES:
Accrued liabilities	92,964	113,277

TOTAL LIABILITIES	29,864,115	31,377,176

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 96,468,600 and 94,434,817 shares issued and outstanding, respectively	9,647	9,443
Additional paid-in capital	147,049,787	141,738,528
Accumulated deficit	(80,094,067)	(72,533,071)
Total stockholders’ equity	66,965,367	69,214,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,829,482	$100,592,076

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	May 31,	May 31,
	2012	2011
REVENUE	$5,078,351	$1,205,786

COST OF REVENUES	1,935,945	362,932

OPERATING EXPENSES:
Selling, general, and administrative	9,211,366	4,621,282
Depreciation and amortization	1,494,681	252,532

Total operating expenses	10,706,047	4,873,814

LOSS FROM OPERATIONS	(7,563,641)	(4,030,960)

OTHER INCOME:
Interest income, net	2,645	14,374

NET LOSS	$(7,560,996)	$(4,016,586)

BASIC AND DILUTED NET LOSS PER SHARE	(0.08)	(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	94,489,673	69,414,383

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2012

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 29, 2012	94,434,817	$9,443	$141,738,528	$(72,533,071)	$69,214,900

Common stock issued for cash for:
Option /Warrant exercise	129,316	13	86,870	—	86,883
Common stock issued for:
Cashless option exercise	44,002	4	(4)	—	—
Purchase of intangible assets	1,860,465	187	3,813,766	—	3,813,953
Employee share-based compensation	—	—	1,238,466	—	1,238,466
Warrant expense	—	—	172,161	—	172,161
Net loss	—	—	—	(7,560,996)	(7,560,996)
Balances, May 31, 2012	96,468,600	$9,647	$147,049,787	$(80,094,067)	$66,965,367

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 31,	May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,560,996)	$(4,016,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,494,681	252,532
Bad debt expense	23,145	25,106
Stock option and warrant expense	1,410,627	1,642,233

Changes in operating assets and liabilities:
Accounts receivable	(15,313)	(767,774)
Prepaid expenses and other current assets	(65,579)	(72,746)
Deposits	113,633	31,764
Accounts payable and accrued liabilities	697,608	522,175
Deferred revenue	(190,356)	803,816
Long-term liability	(20,313)	—
NET CASH USED IN OPERATING ACTIVITIES	(4,112,863)	(1,579,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(566,983)	—
Cash paid for acquisition related contingent consideration	(2,000,000)	—
Cash paid for patent defense costs	(1,393,222)	(637,989)
Cash paid for long-term investment	(200,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,160,205)	(637,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from the exercise of stock options and warrants, net	86,883	937,915

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,883	937,915

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,186,185)	(1,279,554)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,428,825	11,182,356
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,242,640	$9,902,802

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	—	—
Non-cash investing activity:
Stock issued for asset purchase	$3,813,953	$—

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 29, 2012 as reported in the Company’s Annual Report on Form 10-K have been omitted.

Description of Business

Augme Technologies™, Augme® (“Augme”), AD LIFE® (“AD LIFE”), AD SERVE® (“AD SERVE”), A+® (“A+”), Hipcricket® (“Hipcricket”), Boombox® (“Boombox”) and the Company logos are trademarks of Augme.

Augme provides strategic services and mobile technology to leading consumer and healthcare brands. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010. Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. Augme’s AD LIFE mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs. Through the use of Consumer Response Tags (“CRTs”) such as 2D codes, UPC codes, Short Message Services (“SMS”), and image recognition, AD LIFE facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics.

Augme operates under one reporting unit and is headquartered in New York City with an office location near Seattle, Washington.  Additionally, the Company maintains offices in Atlanta, Tucson, Dallas, Chicago, Miami, San Francisco and Los Angeles.

Liquidity

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2012 and February 29, 2012, the Company has accumulated deficits of $80.1 million and $72.5 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, the Company will require additional capital to execute on its key business strategies and fund operations.

The Company operates in the mobile marketing industry and accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in the Company’s relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

On June 29, 2011, we filed a Form S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed. On November 17, 2011, we completed a public offering pursuant to which we sold 9.4 million shares of the common stock registered on the Form S-3 registration statement at a price to the public of $2.15 per share. We raised $18.5 million in proceeds, net of $1.7 million in costs related to the offering, leaving approximately $55.0 million of the $75.0 million registered on Form S-3.

We expect, during the second quarter of fiscal 2013, that we will need to raise additional funds through IP licensing, non-dilutive debt financing or through an offering of our securities in order to meet liquidity needs. Funding may not be readily available or may not be on terms that are favorable to the Company. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require the Company to license or relinquish certain intellectual property rights. If we are unable to raise capital or if capital is available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in intellectual property, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. Due to the nature of the operations and financial commitments of the Company, including contingent acquisition obligations, patent litigation costs to protect intellectual property and employee costs, the Company may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations or the intellectual property held by the Company.

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

Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed in the notes below.

NOTE 2 — STOCKHOLDERS’ EQUITY

During the three months ended May 31, 2012, Augme issued 1.9 million shares of common stock in connection with the acquisition of all of the outstanding common stock and preferred stock of a company the assets of which comprises patents and intellectual property.  See Note 5.

NOTE 3 — SHARE-BASED PAYMENTS

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and warrants. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

OPTIONS:

The assumptions used to value our option grants were as follows:

	Three Months Ended May 31,
	2012	2011
Expected dividends	—%	—%
Expected term (in years)	3.50	3.50
Weighted-average volatility	60.00%	78.13%
Risk-free rate	0.54%	1.89%

The effect on our results of operations of recording share-based compensation expense for the three months ended May 31, 2012 and 2011 was as follows, which is included in selling, general and administrative expenses within the consolidated statements of operations:

	Three Months Ended May 31,
	2012	2011
Total stock-based compensation expense	$1,238,466	$1,081,823

The Company maintains stock incentive plans for its employees. The 2010 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, restricted shares, and other stock based awards to purchase up to an aggregate of 15,000,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options.  The Company has granted 13.3 million stock options under this plan as of May 31, 2012.

The Company has also issued non-qualified stock options to consultants and vendors for services provided, as well as employees, including officers, directors and consultants.

The summary of activity for Augme’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 29, 2012	20,153,219	$2.09	4.07
Granted	382,364	2.20
Exercised	(209,316)	0.51
Forfeited and expired	(213,524)	3.67
Options outstanding at May 31, 2012	20,112,743	2.09	3.77

Options exercisable at May 31, 2012	10,479,391	1.89	3.57

As of May 31, 2012, there was $8.9 million of unrecognized share-based payment expense, which is expected to be recognized through May 2015 over the remaining weighted average expected life of 2.11 years.

The aggregate intrinsic value of the exercisable options at May 31, 2012 was $6.3 million. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on May 31, 2012 of $2.16 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at May 31, 2012 ranged from $0.25 to $4.10.  The weighted average fair value of options granted was $0.94 per share for the three months ended May 31, 2012.

The total intrinsic value of options exercised during the three months ended May 31, 2012 was $0.3 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

WARRANTS:

The estimated fair values of our stock warrant awards issued to service providers and employees were estimated with the following weighted average assumptions for warrants granted in the first quarter of the prior fiscal year:

Three Months Ended May 31, 2011

Expected dividends	—%
Expected term (in years)	3.00
Weighted-average volatility	77.78%
Risk-free rate	1.17%

The fair value of the stock warrants issued is expensed over the vesting term.  The warrant expense for the three months ended May 31, 2012 and 2011 was as follows, which is included in selling, general and administrative expense within the consolidated statements of operations:

	Three Months Ended May 31,
	2012	2011
Total warrant expense	$172,161	$560,410

The summary of activity for Augme’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 29, 2012	10,787,641	$1.86	3.11
Granted	—
Exercised	—
Forfeited, cancelled and expired	—
Warrants outstanding at May 31, 2012	10,787,641	1.86	2.86

Warrants exercisable and outstanding at May 31, 2012	10,198,473	$1.84	2.65

The aggregate intrinsic value of the exercisable warrants at May 31, 2012 was $6.3 million. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on May 31, 2012 of $2.16 per share and the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding at May 31, 2012 ranged from $1.00 to $4.00.  As of May 31, 2012, there was $234,932 of unrecognized expense, which is expected to be recognized through December 2014 over the remaining weighted average vesting period of 1.8 years.

NOTE 4 — LOSS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive.  As of May 31, 2012 and 2011, there were potentially dilutive securities of options exercisable to purchase 10.5 million and 5.2 million shares of common stock, and warrants exercisable to purchase 10.2 million and 10.7 million shares of common stock.  As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share. Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

NOTE 5 — BUSINESS ACQUISITIONS

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

The estimated fair value of the acquisition consideration was $62.8 million, which included $3.0 million in cash, $35.5 million in Augme’s common stock (11,457,359 shares at a price of $3.10), a $1.0 million promissory note, which has been subsequently paid off in cash, and $2.0 million of seller tax liabilities, which was paid during the quarter ended May 31, 2012. In addition, the transaction calls for a twelve-month earn-out payment to Hipcricket shareholders and employees, which if achieved will be no less than $15.0 million and may be as high as $27.5 million. The amount of contingent consideration will be based on the amount of revenue recognized in the earn-out period and may be paid in Augme’s common stock or a combination of common stock and cash at Augme’s discretion, provided that the transaction remains a tax-free reorganization. The contingent consideration recorded at the time of the acquisition was $23.3 million plus the seller tax liabilities of $2.0 million, resulting in an aggregate liability on the transaction date of $25.2 million. The $2.0 million was paid during the quarter ended May 31, 2012. We used a probability-weighted income-based model, which is based on Level 3 inputs, to determine the fair value of the contingent consideration. As of May 31, 2012, the Company has determined that the fair value of the contingent consideration is a liability of $24.0 million. The estimated fair value of the contingent consideration is re-measured at each reporting period. No fair value adjustment was necessary during the period. The contingent consideration will be determined based upon the revenue recognized during the earn-out period, and will be paid 50% to former Hipcricket shareholders and 50% to those Hipcricket employees and employee-shareholders that became employees of Augme subsequent to the acquisition. Based on an evaluation of the factors surrounding the transaction and the terms of the purchase agreement, the potential amount due under the earn-out provisions is accounted for as acquisition consideration.  We concluded that the contingent consideration to be paid to employees was a significant component of the transaction date valuation of the acquired business and the calculation of the contingent payment was based upon factors established at the date of the transaction and will be paid upon meeting the established revenue criteria of the acquired business, the post transaction employment arrangements of the continuing employees are at market rates and the formula for determining the contingent consideration is consistent with the business valuation methodologies, based upon a revenue multiplier of revenue recognized from the acquired business for the twelve month period following the business combination.

Unaudited Pro-Forma Results of Operations for Hipcricket Acquisition

The results of this acquisition are included in the financial statements from the date of acquisition. The unaudited pro-forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the results of operations that we would have reported had the Hipcricket acquisition been completed on March 1, 2011 of the fiscal quarter presented, nor are they necessarily indicative of future results. Pro-forma results include the discount of the present value of the contingent consideration over the period presented. The pro-forma results of operations for the three months ended May 31, 2011 are as follows:

Revenues	$3,350,840
Net loss	(5,119,455)
Weighted average common shares	80,871,742
Basic and diluted net loss per share	$(0.06)

Asset Acquisition — Patents and Intellectual Property

On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  By acquiring the Geos IP stock, the Company acquired 5 U. S. patents covering Voice over Internet Protocol (“VoIP”) and other critical mobility inventions and 7 U.S. patent applications and 18 pending international patent applications covering related invention families within the field of mobile VoIP. The patents will allow the Company to expand its mobile marketing and mobile advertising technology offerings to include adaptive voice technologies for any mobile environment, VoIP-enabled mobile marketing and advertising, VoIP-enabled E-Commerce and VoIP-enabled services and support features within the Company’s AD LIFE mobile marketing and mobile advertising platform.

The Company determined that the Geos IP assets acquired did not constitute a business as defined under ASC Topic 805 on the basis that the Geos IP assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide economic benefits or return to the Company.  As a result, the Company accounted for this acquisition as an asset purchase.  The total consideration paid has been allocated to the intangible assets acquired based upon their relative fair values at the date of acquisition.

The fair value of the consideration given for the acquisition of the Geos IP stock was $4.2 million, which included $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share). The Company is indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of Geos IP. In order to secure payment of any loss, the Company will retain possession of the approximate 1.9 million shares of Augme’s common stock for a period of up to 14 months following the closing date of the acquisition. See Note 9 for details regarding the direct and indirect material interest of key management personnel in the acquisition.

NOTE 6 — INTANGIBLE ASSETS

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of May 31, 2012
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$—	$8,700,000

Definite Lived Intangibles:
Patent litigation	84	6,864,329	1,174,274	5,690,055
Patents	120	10,721,236	489,012	10,232,224
Acquired technology	60	7,270,000	1,375,250	5,894,750
Customer relationships	60-72	12,850,000	2,240,208	10,609,792
Software	36	2,095,706	2,095,706	—
Non-compete agreements	36	212,000	203,167	8,833
Trade names	24	44,000	44,000	—
Total intangibles		$48,757,271	$7,621,617	$41,135,654

		As of February 29, 2012
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$—	$8,700,000

Definite Lived Intangibles:
Patent litigation	84	5,471,107	950,150	4,520,957
Patents	120	6,340,300	292,297	6,048,003
Acquired technology	60	7,270,000	1,011,750	6,258,250
Customer relationships	60-72	12,850,000	1,605,625	11,244,375
Software	36	2,095,706	2,095,706	—
Non-compete agreements	36	212,000	185,500	26,500
Trade names	24	44,000	44,000	—
Total intangibles		$42,983,113	$6,185,028	$36,798,085

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions, including the acquisitions of Hipcricket and JAGTAG during fiscal 2012. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  Amortization of intangible assets was $1.4 million and $0.2 million for the three months ended May 31, 2012 and 2011.

Amortization in future fiscal periods is expected to be as follows:

Remainder of 2013	$4,541,537
2014	6,043,604
2015	5,965,438
2016	5,817,243
2017	3,781,472
Thereafter	6,286,360
Total	$32,435,654

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

On May 31, 2012, the Court agreed with Augme that the case should proceed to trial on the issue of whether Defendants’ system infringes Augme’s patent under the Doctrine of Equivalents. On June 14, 2012, the Court issued a memorandum and final scheduling order in the case, setting the date for the Final Pre-Trial Conference for November 2, 2012. The Court had indicated in a separate memorandum to counsel that the case is expected to proceed to trial “just after Thanksgiving” of this year.

Augme Technologies, Inc. v. AOL, Inc. and Time Warner, Inc., Civil Action No. 1:09-cv-04299-RWS (the “BOOMBOX litigation”), a patent infringement and trademark infringement lawsuit pending in the U.S. District Court for the Southern District of New York (transferred from the U.S. District Court for the Central District of California) since September 10, 2008. On January 19, 2010, the Court entered an Agreed Order staying the patent claims until such time as there was a disposition in the Tacoda litigation, or until further order of the Court.

In December 2011, in effect lifting the stay order, the Court required the parties to attend a pretrial conference on February 1, 2012. At that conference, the Court ordered the parties to begin discovery with respect to the patent issues and placed the parties into the District Court’s Patent Pilot Program. Both parties were required to provide the discovery contemplated pursuant to the Patent Pilot Program by May 1, 2012, at which time the parties were to reconvene with the Court. The Court ordered the parties to submit a status report on the status of discovery efforts by April 20, 2012. AOL counsel on behalf of all the defendants sought to stay discovery pending the outcome of the Tacoda litigation. By an order dated March 5, 2012, the Court rejected that request and required discovery relating to the patent infringement claims to proceed. Defendants, however, have not yet provided discovery. With respect to the trademark issues, the parties agreed to mediation, which took place on June 8, 2012. No settlement of the trademark infringement claims was reached.

On May 25, 2012, Defendants filed a motion to dismiss the case and a second motion to sever and transfer the alleged patent infringement claims to Judge McMahon. Augme filed oppositions to both motions on June 11, 2012. The court held a hearing on these motions on June 13, 2012.

On June 13, 2012, this case was transferred from The Hon. Robert Sweet to The Hon. Colleen McMahon, who is also presiding over the Tacoda case. Judge McMahon immediately stayed the case pending the outcome of the Tacoda trial which is expected to take place in December.

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

On June 24, 2011, LucidMedia Networks, Inc. filed a counterclaim against Augme in the U.S. District Court for the Eastern District of Virginia.

On April 26, 2012, Augme announced a final settlement agreement was reached with Defendant. LucidMedia’s counterclaims against Augme, pending in the Eastern District of Virginia, were dismissed pursuant to the settlement as well as Augme’s claims against

LucidMedia pending in the Southern District of New York. The case is still pending with regards to the remaining defendants, and the parties are engaged in the early stages of discovery. The parties’ Opening Claim Construction briefs were submitted on Friday, June 22, 2012.

LucidMedia Networks, Inc. v. Augme Technologies, Inc., Civil Action 3:11-cv-282-HEH (the “LucidMedia litigation”) was severed from the Gannett litigation that was transferred out of Virginia and to New York. This severed counterclaim for alleged patent infringement was filed in the U.S. District Court for the Eastern District of Virginia as an Amended Complaint on August 9, 2011. On January 23, 2012, LucidMedia and Augme agreed on a preliminary settlement of all issues, and the Court entered an order staying all proceedings in the Eastern District of Virginia pending settlement discussions.  On April 26, 2012, Augme announced a final settlement agreement was reached with defendant LucidMedia through a cross licensing and services agreement. Thus, LucidMedia’s case against Augme, as well as Augme’s case against LucidMedia pending in the Southern District of New York, has been dismissed. This cross licensing and services agreement did not have a material impact on our financial results for the period ended May 31, 2012, and the agreement is not expected to have a material impact on future periods.

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

Augme is currently conducting discovery. During the fact discovery process, Augme learned that Yahoo!’s Yield Manager System (one of the products at issue) actually consisted of three separate advertisement serving systems. Court intervention was required to compel Yahoo! to provide appropriate discovery on all of the accused systems.

On June 11, 2012, Yahoo! renewed its Motion for Summary Judgment of non-infringement. The Court will hear argument on the summary judgment issues on July 20, 2012.

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379 (the “Pandora litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The Court has yet to issue its claim construction order. Fact discovery has concluded. Expert discovery has been delayed pending the Court’s issuance of a claim construction order.

Augme Technologies, Inc. v. Velti, USA, Civil Action No. 1:12-cv-00294 (the “Velti litigation”), a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of March 9, 2012.  Augme has filed a patent infringement lawsuit in the United States District Court of Delaware against Velti USA, Inc., a global provider of mobile marketing and advertising technology and solutions. Augme is asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. ‘721 (“Method and Code Module for Adding Function to a Web Page”), United States Patent No. ‘636 (“Method and Code Module For Adding Function to a Web Page”) and United States Patent No. ‘691 (“Method and System for Adding Function to a Web Page”).  On May 4, 2012, Velti filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6), but withdrew its Motion once Augme filed its First Amended Complaint. Velti then filed its Answer to the Amended Complaint on June 6, 2012.

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

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012.

Augme seeks injunctive relief to prevent Millennial Media from continuing the alleged infringement of Augme’s patents. In addition, Augme seeks a recovery of monetary damages resulting from Millennial Media’s past alleged infringement of these patents and all legal fees associated with this patent enforcement effort.

Brandofino Communications vs. Augme Technologies, Inc.  On September 27, 2011 Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County. The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme. The complaint seeks damages in excess of one million dollars. Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights). The Company intends to vigorously defend against Brandofino’s claim and pursue its counterclaims.

NOTE 8 — CONCENTRATION OF RISK

During the quarter ended May 31, 2012, three clients accounted for approximately 11 percent, 9 percent and 6 percent, respectively, of the Company’s revenue and no other client accounted for over 5 percent of revenue.

At May 31, 2012, three customers accounted for 31 percent of accounts receivable, the largest is 15 percent.  At February 29, 2012, three customers accounted for 25 percent of accounts receivable, the largest of which accounted for 10.8 percent.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company has been a party to one transaction in which key management personnel had a direct or indirect material interest.  On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  The fair value of the consideration given for the acquisition of the Geos IP stock was $4.2 million, which included $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share).  The Company is indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of Geos IP. In order to secure payment of any loss, the Company will retain possession of the approximate 1.9 million shares of Augme’s common stock for a period of up to 14 months following the closing date of the acquisition.

The Company’s Chief Executive Officer, Paul Arena, was a director of Geos Communications, Inc. (the “Parent”), which is the parent company of Geos IP, until March 8, 2010 and is the owner of 1,625,276 shares of the Parent’s common stock and options to purchase 476,389 shares of the Parent’s common stock. The Company’s director, Ernest W. Purcell, and Phillip C. Rapp, Jr., the Company’s Executive Vice President of Strategic Planning, are preferred stockholders of Geos IP. Mr. Purcell owned 76,168 shares of Geos IP preferred stock and Mr. Rapp owned 100,000 shares of Geos IP preferred stock. For each 2.988 shares of Geos IP preferred stock, the preferred stockholders will receive 1 share of the Company’s common stock after the indemnification period is concluded. Therefore, Mr. Purcell will receive 25,492 shares of the Company’s common stock and Mr. Rapp will receive 33,468 shares of the Company’s common stock.  Mr. Arena did not receive any consideration in the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended May 31, 2012 and 2011, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” included in other reports we file with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

Augme Technologies™, Augme® (“Augme”), AD LIFE® (“AD LIFE”), AD SERVE® (“AD SERVE”), A+® (“A+”), Hipcricket® (“Hipcricket”), Boombox® (“Boombox”) and the Company logos are trademarks of Augme.

Augme provides strategic services and mobile technology to leading consumer and healthcare brands. For the quarter ended May 31, 2012, approximately 53% of revenues related to SaaS-based sales, approximately 27% of revenues related to mobile advertising solutions and approximately 20% of revenues were generated from other sources, including individual campaign fees, development work for marketing campaigns and shorter term licenses.

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

On July 22, 2011, we completed our acquisition of the business and substantially all of the assets of JAGTAG. As part of that acquisition, the Company acquired certain patents which amounted to date to 3 U.S. patents and 9 U.S. patents pending related to ambient targeting and is in the process of deploying this capability into its service offering.

On May 24, 2012, we completed our acquisition of all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  By acquiring the Geos IP stock, the Company acquired 5 U. S. patents covering Voice over Internet Protocol (“VoIP”) and other critical mobility inventions and 7 U.S. patent applications and 18 pending international patent applications covering related invention families within the field of mobile VoIP. The patents will allow the Company to expand its mobile marketing and mobile advertising technology offerings to include adaptive voice technologies for any mobile environment, VoIP-enabled mobile marketing and advertising, VoIP-enabled E-Commerce and VoIP-enabled services and support features within the Company’s AD LIFE mobile marketing and mobile advertising platform.

Trends, Events and Uncertainties

The Company operates in the mobile marketing industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in the Company’s relationship with significant customers or failure to secure contracts with other customers, intense competition, regulation that may adversely impact the Company’s operations, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

The mobile marketing and advertising landscape, while in its early stages, is highly competitive. Many of the landscape’s significant providers are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape. We believe Augme differentiates itself from the competition by offering complete, end-to-end mobile advertising and marketing solutions delivered through its SaaS AD LIFE platform.

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

Adoption of faster and more functional mobile connected devices create greater mobile advertising and marketing opportunities.

The ubiquity and utility of mobile devices continue to grow, empowering advertisers and marketers with a wider audience and greater delivery capabilities than ever seen before. There has been widespread adoption of mobile connected devices, driven by intuitive user interfaces, lower price points, increased functionality, faster processing speeds, better graphics processors and advanced display technologies with touch capabilities. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile connected devices. A 2011 report by Cisco Systems projects that the number of mobile connected devices worldwide will reach 7.1 billion by 2015. According to IDC, the number of smartphones shipped by vendors is expected to increase from approximately 305 million in 2010 to more than one billion by 2015, representing a compound annual growth rate of approximately 27%. IDC also estimates that nearly 63 million tablets will be shipped in 2011, growing to 135 million tablets in 2015, representing a compound annual growth rate of 22%.

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

As advertisers seek to maximize the effectiveness of their campaigns, we believe the attractiveness of traditional advertising media, such as outdoor billboards, newspapers, magazines, radio and even television, is declining relative to digital advertising. We believe this decline is due to several inherent limitations in traditional advertising, such as its limited ability to target specific audiences, its limited ability to measure audience reach, performance and in some cases, its limited geographic range. According to a December 2011 report by eMarketer, consumers are spending a larger proportion of their time with digital media, while there has been a concurrent decline in the share of time spent with traditional media. However, according to the eMarketer report, advertising spending is significantly lower on mobile than it is for other types of media, relative to consumer time spent with each type of media. Although there is still significant spending on traditional advertising, advertisers are shifting their budgets to digital channels, both online and mobile.

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

Personalization. Mobile devices are inherently personal and are most often used by one person. Users often download and use a variety of apps that reflect their personal preferences and interests. In addition to customized apps, users can personalize and provide target ability via scans and messaging interactions with their mobile devices delivering a multi-channel mobile interface experience for the end users. When a user downloads any one of these mobile channels to his or her individual device, data is often exchanged that can provide information about the user’s interests. As the user downloads and registers, more data can be collected about this user’s preferences, which provides an opportunity to personalize the mobile advertising experience.

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

Intellectual Property Summary

Through our own invention process and by making acquisitions, we continually seek to enhance and maintain our intellectual property (“IP”) portfolio to better serve our clients and protect shareholder value. Our IP consists of patents, trademarks, copyrights, applications for the same, and trade secrets. We believe that our IP creates significant value in our business. Our objective with our IP is to provide protection, exclusivity and unique technologies for our customers in the mobile marketing industry.

We seek to monetize our unique IP through our business operations and licensing our IP to others and, when necessary, we enforce our IP rights through litigation. We have and will continue focused efforts to collect royalties and appropriate compensation from those that use our patented inventions and brands without authorization. We believe the prospect of infringement damages in connection with enforcement of our IP rights may also carry significant value. Assuming collection of any such infringement damages, we believe that such collection would provide a return on our investment in invention, licensing and enforcement.

To date, Augme’s patent portfolio covers technology inventions with patent protection from 1999 to 2026, which protects technology that enables the following:

1)              Customized content delivery to any Internet enabled device;

2)              Device, browser, software, and profile detection with content targeting;

3)              Content targeting based on profiles and ambient conditions;

4)              Content targeting based on profiles within virtual environments;

5)              Adaptive voice technologies for mobile environments;

6)              Voice advertising capability;

7)              Voice over Internet Protocol (“VoIP”)-enabled mobile marketing — click-to-call;

8)              VoIP-enabled E-Commerce; and

9)              VoIP-enabled services and support.

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

With over 150 million unique visitors over an industry-leading 200,000 campaigns completed through our patented technology platforms, we continue to develop new and innovative technologies and inventions. We project to have over 100 new patent assets under Augme’s management by the end of our 2013 fiscal year.

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

Augme owns 13 patents and owns an additional 80 patents pending in the U.S. and internationally. Augme also has 11 international patents pending with near term objectives of filing more than 50 patents in various international markets involved in alignment with the strategic growth plan of the Hipcricket operating business.

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

Augme’s patented methods and systems add function to web pages through an easily distributed software code module. The method and system deliver responses to client (computer user) requests that are customized based upon visitor information and preferences. When a web page is downloaded, the technology automatically executes a first code module embedded in the Web page. The first code module issues a first command to retrieve a second code module, via a network connection, from a server system. Next, a second code module is assembled based upon the visitor information. Finally, the assembled second code module, with a service response, is returned to the visitor’s device, where, upon execution, the response is rendered on the visitor’s processor platform (computer or mobile device). The patent portfolio has been granted 3 continuation patents under this family and is pursuing 2 additional patents including a “Method and System for adding Targeted Marketing to a Webpage,” now allowed by the USPTO, and expected to be issued to us within 60 to 90 days.

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

U.S. Patent Number 7,958,081 (“the ‘081 patent”) was issued to Augme on June 7, 2011 and is entitled, “Apparatuses, Methods and Systems for Information Querying and Serving on Mobile Devices Based on Ambient Conditions.” Augme expanded again and has been already granted patents in continuation of the ‘081 patent and added to its portfolio patents issued on November 29, 2011, U.S. Patent Number 8,069,169, entitled “Apparatuses, Methods and Systems for Information Querying and Serving on the Internet Based on Profiles” and “Apparatuses, Methods and Systems for a Graphical Code-Serving Interface.” Augme filed these applications on September 28, 2006 and the issuing claims detail the implementation of apparatuses, methods, and systems for information querying and serving on the mobile and consumer Internet based on profiles. Information and/or advertisement providers are enabled to leverage profile information to serve context, demographic, and behavior targeted information to users on the mobile Internet using this invention.

On May 24, 2012, we acquired a family of five issued U.S. patents.  The patents cover VoIP and other critical mobility inventions. The acquired patents include U.S. Patent Number 7,606,217 entitled “System and Method for Routing Telephone Calls over a Voice and Data Network”; U.S. Patent Number 7,460,480 entitled “Dynamically Adapting the Transmission Rate of Packets in Real-Time VoIP Communications to the Available Bandwidth”; U.S. Patent Number 7,676,599 entitled “System and Method of Binding a Client to a Server”; U.S. Patent Number 7,782,878 entitled “System and Method for Sharing an IP Address”; and U.S. Patent Number 7,957,401 entitled “System and Method for using Multiple Communication Protocols in Memory Limited Processors.”

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

Liquidity and Capital Resources

Net cash used in operating activities was $4.1 million in the quarter ended May 31, 2012. Net cash used in operating activities primarily reflects the net loss for the quarter, which was partially offset by depreciation and amortization, employee share-based compensation and changes in operating assets and liabilities. Net cash used in operating activities for the quarter ended May 31, 2011 was $1.6 million, reflecting the net loss for the quarter, partially offset by employee share-based compensation and changes in operating assets and liabilities.

Net cash used in investing activities was $4.2 million in the quarter ended May 31, 2012.  Cash of $2.0 million was used for partial payment of the Hipcricket acquisition-related contingent consideration and $1.4 million was used for legal actions supporting our patent enforcement initiatives, which we capitalize as intangible assets.  Additionally, the Company used cash of $0.2 million for a long-term investment.

On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  We paid $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share) for the purchase.

Net cash used in investing activities for the quarter ended May 31, 2011 was $0.6 million, which was used for legal actions supporting our patent enforcement initiatives.

Net cash provided by financing activities during the quarter ended May 31, 2012 was $87,000 of net proceeds received from the exercise of stock options.  Net cash provided by financing activities during the quarter ended May 31, 2011 was $0.9 million, received from the exercise of stock options and warrants.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2012 and February 29, 2012, the Company has accumulated deficits of $80.1 million and $72.5 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, the Company will require additional capital to execute on its key business strategies and fund operations.

On June 29, 2011, we filed a Form S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed. On November 17, 2011, we completed a public offering pursuant to which we sold 9.4 million shares of the common stock registered on the Form S-3 registration statement at a price to the public of $2.15 per share. We raised $18.5 million in proceeds, net of $1.7 million in costs related to the offering, leaving approximately $55.0 million of the $75.0 million registered on Form S-3.

We expect, during the second quarter of fiscal 2013, that we will need to raise additional funds through IP licensing, non-dilutive debt financing or through an offering of our securities in order to meet liquidity needs. Funding may not be readily available or may not be on terms that are favorable to the Company. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require the Company to license or relinquish certain intellectual property rights. If we are unable to raise capital or if capital is available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in intellectual property, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. Due to the nature of the operations and financial commitments of the Company, including contingent acquisition obligations, patent litigation costs to protect intellectual property and employee costs, the Company may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations or the intellectual property held by the Company.

Critical Accounting Policies

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012, relate to capitalized legal patent costs, income taxes, business combinations, goodwill, intangible assets, share-based payments, revenue recognition, and research and development costs. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

Results of Operations

The discussions below are not necessarily indicative of the results, which may be expected for any subsequent periods and pertains only to the results of operations for the quarters ended May 31, 2012 and May 31, 2011. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

Comparison of Three Months Ended May 31, 2012 to Three Months Ended May 31, 2011

Revenue

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, Multimedia Messaging Service (“MMS”) messages, QR codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using Application Programming Interfaces (“APIs”).  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended May 31, 2012, revenues were $5.1 million compared with $1.2 million in the quarter ended May 31, 2011, an increase of 321%. The increase was mostly due to addition of the operations of Hipcricket in August 2011 and JAGTAG in July 2011.  Additionally, we saw a higher demand for our AD LIFE Platform.  During the quarter ended May 31, 2012, approximately 26% of our revenues were generated by three customers.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended May 31, 2012, cost of revenue increased 433% to $1.9 million from $0.4 million in the quarter ended May 31, 2011, as a result of higher revenues, mostly from the acquisition of Hipcricket in August 2011.  The gross profit margin for the quarter ended May 31, 2012 was 61.9% compared with 69.9% in the quarter ended May 31, 2011.  The change in margin is primarily a result of the shift in business towards mobile ad network sales.

Selling, General and Administrative

Selling, general and administrative expenses were $9.2 million for the quarter ended May 31, 2012 compared with $4.6 million for the quarter ended May 31, 2011, an increase of $4.6 million, or 99%.  The increase in expenses is primarily related to additional headcount and other increased activities resulting from the acquisition of Hipcricket and organic growth.  We experienced a $1.1 million increase in general and administrative expenses, a $2.2 million increase in sales and marketing expenses and a $1.1 million increase in technical development costs as a result of the addition of the business of Hipcricket and organic growth.  Intellectual property and patent research increased $0.4 million as we continue to invest in our patent portfolio. Employee share-based compensation expense was $1.2 million for the quarter ended May 31, 2012 compared with $1.1 million for the quarter ended May 31, 2011, due to additional headcount. Approximately $0.4 million of patent acquisition and other transaction costs are included in selling, general and administrative expenses for the quarter ended May 31, 2012.

Depreciation and Amortization

Depreciation and amortization expense of $1.5 million for the quarter ended May 31, 2012 increased by $1.2 million from $0.3 million for the quarter ended May 31, 2011.  This increase is related to the additional amortization expense from intangibles acquired with the purchases of Hipcricket and JAGTAG during the second quarter of 2011 and to the amortization of costs to generate and defend patents.

Net Loss

Our net loss was $7.6 million for the quarter ended May 31, 2012 compared with net loss of $4.0 million for the quarter ended May 31, 2011.  The $3.6 million increase in net loss was mostly attributable to increased selling, general and administrative expenses related to the expansion of the Company both organically and through acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and our stock price risk. As of May 31, 2012, we held no positions with market risk that could potentially have a material impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is reported, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of May 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the first quarter ended May 31, 2012, the Company continued to make improvements to our internal control over financial reporting. During January and through the February 29, 2012 year end close process, management implemented a more formalized process for the preparation and review of financial statement reconciliations and for reviewing and establishing appropriate accounting policies and procedures related to complex and unusual transactions. During the first quarter, these controls were in place and improvements have been made.  We expect that these changes to our internal controls over financial reporting will remediate our previously identified material weaknesses.  Additionally, under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures.

Other than described above, there have been no material changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 7, Commitments and Contingencies, of Notes to the Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In conjunction with the purchase of all of the common stock and preferred stock of Geos IP, we issued 1,860,465 shares of our common stock.  Information about this transaction is included in the Current Report on Form 8-K we filed on May 29, 2012.

On May 31, 2012, an accredited investor executed a cashless exercise of 50,000 options for 44,002 shares of the Company’s common stock.  The exercise price was $0.25 per share.  The offering was exempt from registration in accordance with Section 3(9) of the Securities Act of 1933.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation and all amendments thereto (Incorporated herein by reference as an exhibit to our Form 10-K filed May 8, 2012).

3.2	Bylaws, as amended (Incorporated herein by reference as an exhibit to our Current Report on Form 8-K filed April 28, 2006).

10.1

Stock Purchase Agreement between the registrant and Geos Communications IP Holdings, Inc., Geos Communications, Inc. and the Preferred Stockholders Listed on Schedule I (Filed on May 24, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.).

10.2	Letter dated May 24, 2012 amending closing date of Stock Purchase Agreement. (Filed on May 24, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: July 10, 2012	By:	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer