Form 10-Q
period 2012-08-31
Augme Technologies, Inc.
filed 2012-10-10
CIK 1137204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 8, 2012 the issuer has 112,309,730 shares of common stock, par value $.0001, issued and outstanding.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2012	February 29,
	(unaudited)	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$475,784	$11,428,825
Accounts receivable, net	4,768,360	3,734,945
Prepaid expenses and other current assets	665,862	487,321
Total current assets	5,910,006	15,651,091

Property and equipment, net	179,801	292,492
Goodwill	47,484,708	47,484,708
Intangible assets, net	40,583,291	36,798,085
Long-term investment	200,000	—
Deposits	267,007	365,700

TOTAL ASSETS	$94,624,813	$100,592,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,968,054	$2,613,238
Accrued liabilities	2,597,618	1,599,792
Deferred revenue	869,856	1,050,369
Acquisition related contingent consideration	10,999,890	26,000,500
Total current liabilities	18,435,418	31,263,899

LONG TERM LIABILITIES:
Accrued liabilities	80,166	113,277

TOTAL LIABILITIES	18,515,584	31,377,176

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 103,514,733 and 94,434,817 shares issued and outstanding, respectively	10,351	9,443
Additional paid-in capital	158,492,543	141,738,528
Accumulated deficit	(82,393,665)	(72,533,071)
Total stockholders’ equity	76,109,229	69,214,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,624,813	$100,592,076

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2012	2011

REVENUE	$6,189,220	$1,287,122

COST OF REVENUES	2,474,292	412,347

OPERATING EXPENSES:
Sales and marketing	3,911,686	1,786,142
Technology and development	1,833,318	699,836
General and administrative	3,541,298	4,096,813
Depreciation and amortization	1,589,005	300,724

Total operating expenses	10,875,307	6,883,515

LOSS FROM OPERATIONS	(7,160,379)	(6,008,740)

OTHER INCOME (EXPENSE):
Interest income (expense), net	224	5,156
Acquisition related contingent consideration	4,860,557	—

NET LOSS	$(2,299,598)	$(6,003,584)

BASIC AND DILUTED NET LOSS PER SHARE	(0.02)	(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	96,317,373	71,189,143

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	August 31,	August 31,
	2012	2011

REVENUE	$11,267,571	$2,492,909

COST OF REVENUES	4,410,237	775,279

OPERATING EXPENSES:
Sales and marketing	7,504,223	3,057,665
Technology and development	4,010,140	1,257,824
General and administrative	6,983,305	6,888,585
Depreciation and amortization	3,083,686	553,256

Total operating expenses	21,581,354	11,757,330

LOSS FROM OPERATIONS	(14,724,020)	(10,039,700)

OTHER INCOME (EXPENSE):
Interest income (expense), net	2,869	19,530
Acquisition related contingent consideration	4,860,557	—

NET LOSS	$(9,860,594)	$(10,020,170)

BASIC AND DILUTED NET LOSS PER SHARE	(0.10)	(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	95,403,523	70,001,452

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2012

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 29, 2012	94,434,817	$9,443	$141,738,528	$(72,533,071)	$69,214,900
Common stock issued for cash for:
Option /Warrant exercise	1,362,092	137	1,249,523	—	1,249,660
Common stock issued for:
Cashless option exercise	132,320	13	(13)	—	—
Purchase of intangible assets	1,860,465	186	3,813,767	—	3,813,953
Acquisition related contingent consideration	5,225,039	522	8,139,531	—	8,140,053
Advisory services	500,000	50	624,950		625,000
Employee share-based compensation	—	—	2,492,191	—	2,492,191
Warrant expense	—	—	434,066	—	434,066
Net loss	—	—	—	(9,860,594)	(9,860,594)
Balances, August 31, 2012	103,514,733	$10,351	$158,492,543	$(82,393,665)	$76,109,229

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 31,	August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,860,594)	$(10,020,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,083,686	553,256
Bad debt expense	38,219	25,498
Common stock issued for services	625,000	—
Stock option and warrant expense	2,926,257	3,500,345
Acquisition related contingent obligation adjustment	(4,860,557)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,071,634)	852,302
Prepaid expenses and other current assets	(178,541)	(167,256)
Deposits	98,693	80,889
Accounts payable and accrued liabilities	2,352,642	(475,819)
Deferred revenue	(180,513)	(340,465)
Long-term liabilities	(33,111)	—
NET CASH USED IN OPERATING ACTIVITIES	(7,060,453)	(5,991,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(688,435)	—
Cash paid for acquisition related contingent consideration	(2,000,000)	—
Cash paid for purchase of assets of businesses, net of cash acquired	—	(2,967,794)
Cash paid for patent defense costs	(2,253,813)	(932,347)
Cash paid for long-term investment	(200,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,142,248)	(3,900,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from the exercise of stock options and warrants	1,249,660	1,883,679
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,249,660	1,883,679

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,953,041)	(8,007,882)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,428,825	11,182,356
CASH AND CASH EQUIVALENTS, END OF PERIOD	$475,784	$3,174,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activity:
Stock issued for acquisition of intangible assets	$3,813,953	$—
Reclassification of acquisition related contingent consideration from liability to equity	8,140,053	—
Stock issued for advisory services	625,000
Stock issued for acquisitions	—	41,167,889
Acquisition related contingent consideration	—	23,284,000
Acquisition related note payable	—	1,000,000

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Augme Technologies, Inc. (“Augme” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Augme’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Description of Business

Augme provides mobile marketing and advertising technology and services, enabling brands, advertising agencies, media companies and enterprise customers to drive sales, engagement and loyalty. Augme’s AD LIFE mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across every mobile channel. Through the use of Consumer Response Tags (“CRTs”) such as 2D codes, UPC codes, Short Message Services (“SMS”), and image recognition, AD LIFE facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics.

Augme owns the “Method and System for Adding Function to a Webpage” portfolio of patents, which cover technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. The Company’s patent portfolio includes thirteen issued patents and over 80 pending U.S. and foreign patent applications.

Augme operates under one reporting unit and is headquartered in New York City with an office location near Seattle, Washington.  Additionally, the Company maintains a presence in Atlanta, Tucson, Dallas, Chicago, Miami, San Francisco and Los Angeles.

Liquidity

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2012 and February 29, 2012, the Company has accumulated deficits of $82.4 million and $72.5 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, the Company may require additional capital to execute on its key business strategies and fund operations.

The Company operates in the mobile marketing industry and accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: lack of cash and the ability to raise cash as and when needed; unanticipated fluctuations in quarterly operating results, adverse changes in the Company’s relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

In September 2012, the Company adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. The Company is restructuring overall corporate and non-revenue focused overhead expenses in order to better align our business around our mobile marketing and advertising technology and services. We intend to minimize cash spend while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry. Full implementation of the restructuring plan is expected to take three to five months.  We believe that the restructuring plan will improve cash flow by approximately $6.0 million on an annual basis beginning in the third quarter of fiscal 2013 ending November 30, 2012.  We estimate that the costs associated with one-time termination benefits will be $850,000 to $1 million and that the costs associated with one-time contract terminations will be $25,000 to $50,000.  We intend to pay all of the foregoing expenses in cash. See Note 10.

In September 2012, we borrowed a total of $450,000 from two lenders. The loans were used for working capital. We borrowed a total of $250,000 from one lender.  This loan bears interest at the rate of 12% per year and is due to be paid on the earlier of the first anniversary of the loan, the closing of a financing transaction through which we raise gross proceeds of not less than $10 million, an event of default as defined in the promissory note or upon a change of control as defined in the promissory note. In addition, we accepted a $200,000 loan from Ernest W. Purcell, a former director. This loan bears interest at the rate of 18% per annum and is due upon the earlier of October 31, 2012 or the closing of a minimum $2,000,000 in financing.

On June 29, 2011, we filed a Form S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed. On November 17, 2011, we completed a public offering pursuant to which we sold 9.4 million shares of the common stock registered on the Form S-3 registration statement at a price to the public of $2.15 per share. We raised $18.5 million in proceeds, net of $1.7 million in costs related to the offering.

On October 3, 2012, we completed a public offering of our securities pursuant to which we sold 8.5 million shares of common stock registered on the Form S-3 registration statement at a price to the public of $0.80 per share. We also issued corresponding warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering, leaving approximately $48.0 million of the $75.0 million registered on Form S-3. We intend to use the net proceeds from this offering for organic expansion in existing and new markets, for general corporate purposes and to pay debt in the amount of $200,000.

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

Reclassifications

Certain reclassifications have been made to prior periods to conform to current reporting.  The presentation of our Consolidated Statements of Operations has been adjusted for the reclassification of operating expenses to be presented in the following categories: sales and marketing, technology and development, general and administrative and depreciation and amortization.  The operating expenses for the three and six months ended August 31, 2011 have been reclassified accordingly.

Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP, and pursuant to the rules and regulations of the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed in the notes below.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment.  Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the company would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We early adopted this guidance as of August 31, 2012 in connection with our interim impairment assessment and it did not have a material impact on our financial position, results of operations, or cash flows.

NOTE 2 — STOCKHOLDERS’ EQUITY

During the six months ended August 31, 2012, Augme issued approximately 1.9 million shares of common stock in connection with the acquisition of all of the outstanding common stock and preferred stock of a company, the assets of which comprise patents and intellectual property.  See Note 5.

During the six months ended August 31, 2012, Augme issued approximately 5.2 million shares of common stock as acquisition related contingent consideration in accordance with the Amended and Restated Purchase Agreement between Augme and Hipcricket.  See Note 5.

During the six months ended August 31, 2012, Augme issued 500,000 shares of common stock to the Company’s legal counsel for services rendered to the Company related to corporate transactions and SEC reporting.

NOTE 3 — SHARE-BASED PAYMENT

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. We use the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

OPTIONS:

The estimated fair values of our stock option awards were estimated with the following weighted average assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Expected dividends	0%	0%	0%	0%
Expected term (in years)	3.50	3.50	3.50	3.50
Weighted-average volatility	60.00%	77.84%	60.00%	77.87%
Risk-free rate	0.41%	1.22%	0.45%	1.29%

The effect on our results of operations of recording share-based compensation expense for the three and six months ended August 31, 2012 and 2011 was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Selling and marketing	467,893	573,468	1,027,637	1,060,937
Technology and development	342,226	233,791	609,970	432,521
General and administrative	443,606	465,416	854,584	861,040
Total stock-based compensation expense	$1,253,725	$1,272,675	$2,492,191	$2,354,498

The Company maintains stock incentive plans for its employees. The 2010 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, restricted shares, and other stock based awards to purchase up to an aggregate of 15,000,000 shares of common stock. The stock based awards may consist of both incentive stock options and non-qualified options.  The Company has granted 13,341,095 stock options and restricted shares under this plan as of August 31, 2012.

The Company has also issued non-qualified stock options to consultants and vendors for services provided, as well as employees, including officers, directors and consultants.

The summary of activity for Augme’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 29, 2012	20,153,219	$2.09	4.07
Granted	1,558,268	1.74
Exercised	(542,092)	0.54
Forfeited, cancelled and expired	(2,220,159)	2.92
Options outstanding at August 31, 2012	18,949,236	2.11	3.59

Options vested and expected to vest at August 31, 2012	17,747,795	2.10	3.56
Options exercisable at August 31, 2012	10,939,982	1.99	3.20

As of August 31, 2012, there was $6.5 million of unrecognized share-based payment expense, which is expected to be recognized through August 2015 over a weighted average period of approximately 2.0 years.

The aggregate intrinsic value of the exercisable options at August 31, 2012 was $1.4 million. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on August 31, 2012 of $1.40 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at August 31, 2012 ranged from $0.25 to $4.10.  The weighted average fair value of options granted was $0.74 per share for the six months ended August 31, 2012.

The aggregate intrinsic value of options exercised during the six months ended August 31, 2012 was $0.7 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

WARRANTS:

The estimated fair values of our stock warrant awards issued to service providers and employees were estimated with the following weighted average assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Expected dividends	0%	0%	0%	0%
Term (in years)	3.00	3.33	3.00	3.29
Weighted-average volatility	60.00%	80.51%	60.00%	80.18%
Risk-free rate	0.38%	0.90%	0.38%	0.93%

The fair value of the stock warrants issued is expensed over the vesting term. The warrant expense for the three and six months ended August 31, 2012 and 2011 is as follows, and is included in general and administrative expense:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Total warrant expense	$261,905	$585,437	$434,066	$1,145,847

The summary of activity for Augme’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 29, 2012	10,787,641	$1.86	2.99
Granted	400,000	2.13
Exercised	(1,000,000)	1.00
Forfeited, cancelled and expired	—	—
Warrants outstanding at August 31, 2012	10,187,641	1.95	2.46

Warrants vested and expected to vest at August 31, 2012	10,187,641	1.95	2.46
Warrants exercisable and outstanding at August 31, 2012	9,620,973	$1.94	2.39

The aggregate intrinsic value of the exercisable warrants at August 31, 2012 was $1.4 million. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on August 31, 2012 of $1.40 per share and the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding at August 31, 2012 ranged from $1.00 to $4.00.  The weighted average fair value of warrants granted was $0.64 for the six months ended August 31, 2012.

As of August 31, 2012, there was $221,187 of unrecognized share-based payment expense, which is expected to be recognized through December 2014 over a weighted average period of approximately 1.6 years.

The aggregate intrinsic value of warrants exercised during the six months ended August 31, 2012 was $0.6 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 4 — LOSS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive.  As of August 31, 2012, there were potentially dilutive securities of options exercisable to purchase 3.2 million shares of common stock, and warrants exercisable to purchase 3.7 million shares of common stock.  As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share. Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

NOTE 5 — ACQUISITIONS

Acquisition of Hipcricket, Inc. Assets

On August 25, 2011, Augme completed its acquisition of the business and substantially all of the assets of Hipcricket pursuant to the Amended and Restated Asset Purchase Agreement (the “Agreement”) dated August 25, 2011 between Augme and Hipcricket. The acquisition provides Augme with expanded mobile marketing solutions for consumer brands, agencies, pharmaceutical/health, and media companies. The Company accounted for the acquisition as a business combination. The results of Hipcricket’s operations have been included in the financial statements of the Company since the date of the acquisition.

The estimated fair value of the acquisition consideration was $62.8 million, which included $3.0 million in cash, $35.5 million in Augme’s common stock (11,457,359 shares at a price of $3.10), a $1.0 million promissory note, which has been subsequently paid off in cash, and $2.0 million of seller tax liabilities, which was paid during the quarter ended May 31, 2012. In addition, the transaction calls for a twelve-month earn-out payment to Hipcricket shareholders and employees, which if achieved was estimated to be no less than $15.0 million and as high as $27.5 million. The earn-out period ended August 25, 2012. The amount of contingent consideration was based on the amount of revenue recognized in the earn-out period to be paid in Augme’s common stock or a combination of common stock and cash at Augme’s discretion, provided that the transaction remains a tax-free reorganization.

The contingent consideration recorded at the time of the acquisition was $23.3 million plus the seller tax liabilities of $2.0 million, resulting in an aggregate liability on the transaction date of $25.2 million. The tax liability of $2.0 million was paid during the quarter ended May 31, 2012. The contingent consideration is determined based upon the revenue recognized during the earn-out period, and is paid 50% to former Hipcricket shareholders and 50% to those former Hipcricket employees and employee-shareholders that became employees of Augme subsequent to the acquisition. Based on an evaluation of the factors surrounding the transaction and the terms of the purchase agreement, the amount due under the earn-out provisions is accounted for as acquisition consideration.  We concluded that the contingent consideration to be paid to employees was a significant component of the transaction date valuation of the acquired business and the calculation of the contingent payment was based upon factors established at the date of the transaction to be paid upon meeting the established revenue criteria of the acquired business. The post transaction employment arrangements of the continuing employees are at market rates and the formula for determining the contingent consideration is consistent with the business valuation methodologies, based upon a multiplier of revenue recognized from the acquired business for the twelve month period following the business combination.

Pursuant to the terms of the Agreement, the earn-out period ended on August 25, 2012 and the contingent earn-out consideration was calculated to be $21,999,780. On August 25, 2012, the measurement date of the contingent consideration obligation, the Company recognized a gain of $2,000,538 resulting from the reduction of the liability as the actual consideration due pursuant to the terms of the Agreement was less than management’s previous estimates.  The gain is included within other income on the statement of operations.

As partial satisfaction of the contingent acquisition consideration obligation, Augme elected to pay the former Hipcricket stockholders using shares of its common stock. Pursuant to the terms of the Agreement, the number of common shares to be issued is calculated using a $2.00 per share denominator, as the Company’s common stock price as calculated under the Agreement was below the $2.00 “floor” as stated in the Agreement. Accordingly, Augme has elected to issue, in lieu of cash, a total of 5,500,036 shares of common stock in satisfaction of the contingent consideration totaling $10,999,890 owed to the former Hipcricket shareholders. A total of 5,225,039 shares of common stock were issued during the current quarter ended August 31, 2012 and the remaining 274,997 shares were issued subsequent to the current quarter end. The market price of the common stock on August 25, 2012 was $1.48.  The difference between the $2.00 per share price used to calculate the number of shares to be issued per the terms of the Agreement, and the actual price of the shares of $1.48 on the measurement date, resulted in a reduction in the estimated consideration payment of $2,860,019 which amount was included as other income in the statement of operations.

Augme is in the process of determining the form of payment of the remaining contingent earn-out consideration in accordance with the Agreement. The liability is payable in cash or common stock at Augme’s discretion. As of August 31, 2012, the acquisition consideration payable to former employee shareholders of Hipcricket is $10,999,890 which is reflected as a current liability on the consolidated balance sheet, and is measured based on the amount of cash that would be required to settle the obligation.  If the Company determines that it will issue shares to settle the obligation, the number of shares issuable under the earn-out would be comparable to that amount of shares issued to the former Hipcricket stockholders.

The following table presents the change in Level 3 acquisition related contingent consideration liability measured on a recurring basis for the three months ended August 31, 2012:

	June 1, 2012	Payment to former Hipcricket stockholders	(Gain) Included in Earnings		August 31, 2012

Acquisition related contingent consideration	$24,000,500	$(8,140,053)	$(4,860,557	)(1)	$10,999,890

(1)         Included in other income in the statements of operations.

The following table presents the change in Level 3 acquisition related contingent consideration liability measured on a recurring basis for the six months ended August 31, 2012:

	March 1, 2012	Payments	(Gain) Included in Earnings		August 31, 2012

Acquisition related contingent consideration	$26,000,500	$(10,140,053)	$(4,860,557	)(1)	$10,999,890

(1)            Included in other income in the statements of operations.

Unaudited Pro-Forma Results of Operations for Hipcricket Acquisition

The results of this acquisition are included in the financial statements from the date of acquisition. The unaudited pro-forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the results of operations that we would have reported had the Hipcricket acquisition been completed at the beginning of the fiscal periods presented, nor are they necessarily indicative of future results. Pro-forma results include the discount of the present value of the contingent consideration over the period presented. The pro-forma results of operations for the three and six months ended August 31, 2011 are as follows:

	Three Months Ended August 31, 2011	Six Months Ended August 31, 2011

Revenues	$4,075,941	$7,426,781
Net loss	(6,794,794)	(11,914,249)
Weighted average common shares	82,050,301	81,500,770
Basic and diluted net loss per share	$(0.08)	$(0.15)

Asset Acquisition — Patents and Intellectual Property

On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  By acquiring the Geos IP stock, the Company acquired 5 U. S. patents covering Voice over Internet Protocol (“VoIP”) and other mobility inventions and 7 U.S. patent applications and 18 pending international patent applications covering related invention families within the field of mobile VoIP. The patents allow the Company to expand its mobile marketing and mobile advertising technology offerings to include adaptive voice technologies for any mobile environment, VoIP-enabled mobile marketing and advertising, VoIP-enabled E-Commerce and VoIP-enabled services and support features within the Company’s AD LIFE mobile marketing and mobile advertising platform.

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

The fair value of the consideration given for the acquisition of the Geos IP stock was $4.2 million, which included $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share). The Company is indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of Geos IP. In order to secure payment of any loss, the approximate 1.9 million shares of Augme’s common stock will be held in escrow for the benefit of the sellers for a period of up to 14 months following the closing date of the acquisition. See Note 9 for details regarding the direct and indirect material interest of key management personnel in the acquisition.

NOTE 6 — INTANGIBLE ASSETS

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of August 31, 2012
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$—	$8,700,000

Definite Lived Intangibles:
Patent litigation	84	7,724,920	1,432,432	6,292,488
Patents	120	10,842,688	758,343	10,084,345
Acquired technology	60	7,270,000	1,738,750	5,531,250
Customer relationships	60-72	12,850,000	2,874,792	9,975,208
Software	36	2,095,706	2,095,706	—
Non-compete agreements	36	212,000	212,000	—
Trade names	24	44,000	44,000	—
Total intangibles		$49,739,314	$9,156,023	$40,583,291

		As of February 29, 2012
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$—	$8,700,000

Definite Lived Intangibles:
Patent litigation	84	5,471,107	950,150	4,520,957
Patents	120	6,340,300	292,297	6,048,003
Acquired technology	60	7,270,000	1,011,750	6,258,250
Customer relationships	60-72	12,850,000	1,605,625	11,244,375
Software	36	2,095,706	2,095,706	—
Non-compete agreements	36	212,000	185,500	26,500
Trade names	24	44,000	44,000	—
Total intangibles		$42,983,113	$6,185,028	$36,798,085

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions, including the acquisitions of Hipcricket and JAGTAG during fiscal 2012. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  Amortization of intangible assets was $1.5 million and $3.0 million for the three and six months ended August 31, 2012.

Amortization in future fiscal periods is expected to be as follows:

Remainder of 2013	$3,089,346
2014	6,178,691
2015	6,094,941
2016	5,945,733
2017	3,928,739
Thereafter	6,645,841
Total	$31,883,291

NOTE 7 — CONTINGENCIES

Litigation

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Litigation Update

Augme Technologies, Inc. v. Tacoda, Inc. and AOL, Inc., Civil Action No. 1:07-cv-07088-CM-GWG (the “Tacoda litigation”), a patent infringement lawsuit pending in the U.S. District Court for the Southern District of New York since August 2007.  The Court ruled that the temporal scope of the Tacoda case was limited to the period before AOL began to integrate Tacoda’s systems into its own systems.  Defendants represented that such integration commenced on September 28, 2007.

On August 24, 2012, the parties covenanted not to sue the defendants for any infringing activities related to the accused Tacoda systems before September 28, 2007 and thus, Augme voluntarily dismissed all claims against the defendants.  The Stipulation of Voluntary Dismissal specifically noted that the Covenant Not To Sue would not preclude enforcement of Augme’s suits against AOL Inc., AOL Advertising, Inc. and Time Warner, as well as against AOL, Inc. and Gannett Co., Inc.  The Court entered an order dismissing the case on September 4, 2012.

Augme Technologies, Inc. v. AOL, Inc., AOL Advertising, Inc. and Time Warner, Inc., Civil Action No. 1:12-cv-05439-CM (transferred from Civil Action No. 1:09-cv-04299-RWS (S.D.N.Y.)), a patent infringement and trademark infringement lawsuit pending in the U.S. District Court for the Southern District of New York (transferred from the U.S. District Court for the Central District of California) since September 10, 2008. On January 19, 2010, the Court entered an Agreed Order staying the patent claims until such time as there was a disposition in the Tacoda litigation, or until further order of the Court.  In December 2011, in effect lifting the stay order, the Court required the parties to attend a pretrial conference on February 1, 2012.

On May 25, 2012, the defendants filed a first motion to dismiss the case for inadequate pleading of the claims presented, and a second motion to sever and transfer the patent infringement claims to Judge McMahon. Augme filed oppositions to both motions on June 11, 2012. The court held a hearing on these motions on June 13, 2012.

On June 26, 2012, the patent infringement claims were transferred from Judge Robert Sweet to Judge Colleen McMahon, with Judge Sweet retaining jurisdiction over Augme’s trademark claim.  An initial status conference on the patent infringement claims was held before Judge McMahon on September 14, 2012.  The Court required the parties to submit a case management plan for the case, and further ordered that Augme submit preliminary infringement contentions on September 19, 2012.  Fact discovery is to commence immediately and be completed by February 2013.  The trademark claim remains pending before Judge Sweet.

Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 1:11-cv-05193-CM (previously Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 3:11-cv-00282-HEH (E.D.Va.)), a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Virginia on April 29, 2011, subsequently transferred to the U.S. District Court for the Southern District of New York.

On June 24, 2011, LucidMedia Networks, Inc. filed a counterclaim against Augme in the U.S. District Court for the Eastern District of Virginia.

On April 26, 2012, Augme announced a final settlement agreement was reached with LucidMedia. LucidMedia’s counterclaims against Augme, pending in the Eastern District of Virginia, were dismissed pursuant to the settlement as well as Augme’s claims against LucidMedia pending in the Southern District of New York. The case is still pending with regards to the remaining defendants, and the parties are engaged in the early stages of discovery. The parties’ Opening Claim Construction briefs were submitted on Friday, June 22, 2012, and the Court issued its ruling on the disputed claim terms on August 28, 2012.  The Court required supplemental Markman briefing on one disputed claim term to be submitted by October 5, 2012.

Augme Technologies, Inc. v. Yahoo! Inc., Civil Action No. 3:09-cv-05386-JCS, a patent infringement lawsuit pending in the U.S. District Court for the Northern District of California since November 16, 2009.

On June 11, 2012, Yahoo! renewed its Motion for Summary Judgment of non-infringement. The Court heard argument on the summary judgment issues on July 20, 2012.  On August 8, 2012, the Court granted Yahoo!’s Motion for Summary Judgment of non-infringement dismissing Augme’s patent claims against Yahoo!, and thus declined to address Augme’s previously filed Motion for

Partial Summary Judgment of validity.  Augme intends to notice an appeal of the ruling at the appropriate time.  Discovery in connection with Yahoo!’s counterclaim asserting that Augme is infringing U.S. Pat. No. 7,640,320 remains pending, with fact discovery scheduled to conclude on September 28, 2012.  Trial is scheduled on Yahoo!’s ‘320 patent for June 2013.

The Reexamination of the ‘636 Patent: In connection with Yahoo!’s defense of Augme’s claims in the counterclaim asserted in Augme Technologies, Inc. v. Yahoo! Inc., on August 31, 2011, Yahoo! filed a Request for Inter Partes Reexamination of Augme’s U.S. Patent No. 7,269,636 (Reexamination Control No. 95/001,734).  The United States Patent and Trademark Office granted Yahoo!’s request in a Reexamination Grant Order mailed on November 30, 2011. On August 14, 2012, the Examiner responsible for this reexamination proceeding issued a non-final Action Closing Prosecution, in which he rejected claims 1-4, 9, 14, 20, 21 and 25.  The other claims of the ‘636 patent are not subject to reexamination. On September 14, 2012, Augme filed a Response to the Action Closing Prosecution, responding to the grounds for rejection presented by the Examiner.  Currently, this matter remains pending.

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The Court has yet to issue its claim construction order. Fact discovery has concluded. Expert discovery has been delayed pending the Court’s issuance of a claim construction order.

Augme Technologies, Inc. v. Velti, USA, Civil Action No. 1:12-cv-00294, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of March 9, 2012.  Augme has filed a patent infringement lawsuit in the United States District Court of Delaware against Velti USA, Inc., a global provider of mobile marketing and advertising technology and solutions. Augme is asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. ‘721 (“Method and Code Module for Adding Function to a Web Page”), United States Patent No. ‘636 (“Method and Code Module For Adding Function to a Web Page”) and United States Patent No. ‘691 (“Method and System for Adding Function to a Web Page”).  On May 4, 2012, Velti filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6), but withdrew its Motion once Augme filed its First Amended Complaint. Velti then filed its Answer to the Amended Complaint on June 4, 2012.  A Rule 16 scheduling teleconference was conducted with the Court on September 19, 2012, pursuant to which the parties are required to submit a revised scheduling order to the Court by September 21, 2012.

Augme seeks injunctive relief to prevent Velti USA from continuing the alleged infringement of Augme’s patents. In addition, Augme seeks a recovery of monetary damages resulting from Velti’s past infringement of these patents and all legal fees associated with this patent enforcement effort.

Augme Technologies, Inc. v. Millennial Media, Inc., Civil Action No. 1:12-cv-00424, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 5, 2012. Augme filed a case against Millennial Media, Inc., asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721 (“Method and Code Module for Adding Function to a Web Page”), United States Patent No. 7,269,636 (“Method and Code Module For Adding Function to a Web Page”) and United States Patent No. 6,594,691 (“Method and System for Adding Function to a Web Page”).

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012, and Millennial Media withdrew its Motion to Dismiss on June 28, 2012.  On September 18, 2012, Millennial Media served its Rule 26(a)(1) Initial Disclosures on Augme, and Augme served its own Initial Disclosures the next day. Currently, an Alternative Dispute Resolution and mediation teleconference is scheduled with the Court for October 9, 2012.

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

NOTE 8 — CONCENTRATION OF RISK

During the quarter ended August 31, 2012, two customers accounted for approximately 10 percent and 8 percent of the Company’s revenue and no other customer accounted for over 5 percent of revenues.  During the quarter ended August 31, 2011 there were three customers that accounted for approximately 34 percent of revenues.

At August 31, 2012, three customers accounted for 27 percent of accounts receivable, the largest is 10.9 percent.  At February 29, 2012, three customers accounted for 25 percent of accounts receivable, the largest of which accounted for 10.8 percent.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company has been a party to one transaction in which key management personnel had a direct or indirect material interest.  On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  The fair value of the consideration given for the acquisition of the Geos IP stock was $4.2 million, which included $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share).  The Company is indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of Geos IP. In order to secure payment of any loss, the approximate 1.9 million shares of Augme’s common stock will be held in escrow for the benefit of the sellers for a period of up to 14 months following the closing date of the acquisition.

The Company’s former Chief Executive Officer, Paul Arena, was a director of Geos Communications, Inc. (the “Parent”), which is the parent company of Geos IP, until March 8, 2010 and is the owner of 1,625,276 shares of the Parent’s common stock and options to purchase 476,389 shares of the Parent’s common stock. The Company’s former director, Ernest W. Purcell, and Phillip C. Rapp, Jr., the Company’s former Executive Vice President of Strategic Planning, are preferred stockholders of Geos IP. Mr. Purcell owned 76,168 shares of Geos IP preferred stock and Mr. Rapp owned 100,000 shares of Geos IP preferred stock. For each 2.988 shares of Geos IP preferred stock, the preferred stockholders will receive 1 share of the Company’s common stock after the indemnification period is concluded. Therefore, Mr. Purcell will receive 25,492 shares of the Company’s common stock and Mr. Rapp will receive 33,468 shares of the Company’s common stock. Mr. Arena did not receive any consideration in the transaction.

NOTE 10 — SUBSEQUENT EVENTS

On September 17, 2012, the Company adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. The Company is restructuring overall corporate and non-revenue focused overhead expenses in order to better align the business around our mobile marketing and advertising technology and services. We intend to minimize cash spend while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry. Full implementation of the restructuring plan is expected to take three to five months.  We believe that the restructuring plan will improve cash flow by approximately $6.0 million on an annual basis beginning in the third quarter of fiscal 2013 ending November 30, 2012.  We estimate that the costs associated with one-time termination benefits will be $850,000 to $1 million and that the costs associated with one-time contract terminations will be $25,000 to $50,000.  We intend to pay all of the foregoing expenses in cash.

On September 17, 2012, Mr. Paul Arena separated from service as the Chief Executive Officer of the Company and as the Chairperson of the Company’s Board of Directors. Mr. Arena will continue as a director of the board until December 31, 2012. Mr. Robert Hussey was appointed as interim Chief Executive Officer of the Company.  As part of the separation agreement, the Company will provide to Mr. Arena monthly payments of $35,400 (less statutory deductions) during the period from September 17, 2012 through June 8, 2013, expense reimbursements totaling $63,570 during this period, COBRA coverage until March 31, 2014, and a 5-year warrant for the purchase of 250,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Mr. Arena will also be reimbursed for $2,970 in business expenses and will be paid $43,600 in amounts owed for accrued but unpaid payroll and accrued but unused paid time off. Finally, all options and employment shares granted to Mr. Arena will be immediately vested.  The term of each option grant will expire 5 years after the date of grant, irrespective of any expiration date included in the option agreement.

In September 2012, the Company consummated the sale and issuance of two secured promissory notes, one in the aggregate principal amount of $250,000 to an accredited investor and the second in the aggregate principal amount of $200,000 to a former director.  The loans were used for working capital. We also issued corresponding warrants to purchase 62,500 shares and 50,000 shares, respectively, of common stock of the Company.

On October 3, 2012, the Company completed a public offering of its securities pursuant to which it sold 8.5 million shares of common stock registered on the Form S-3 registration statement filed with the SEC on June 29, 2011 at a price to the public of $0.80 per share. The Company also issued warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. The Company raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering, leaving approximately $48.0 million of the $75.0 million registered on Form S-3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three and six months ended August 31, 2012 and 2011, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

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

•      the results of our pending and future litigation;

•      the emergence of new technologies which compete with our product and service offerings;

•      our cash position and cash burn rate;

•      other capital market conditions, including availability of funding sources;

•      the strength of our intellectual property portfolio; and

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

OVERVIEW

Recent Events

On October 3, 2012, we completed a public offering of our securities pursuant to which we sold 8.5 million shares of common stock at a price to the public of $0.80 per share. We also issued warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering. Please see the discussion included in the section titled “Liquidity and Capital Resources” for additional information relating to this offering.

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring our overall corporate and non-revenue focused overhead expenses in order to better align our business around our mobile marketing and advertising technology and services. Please see the discussion included in the section titled “Liquidity and Capital Resources” for additional information relating to our restructuring plan.

In September 2012, we borrowed a total of $450,000 from two lenders. The loans were used for working capital. We borrowed a total of $250,000 from one lender. This loan bears interest at the rate of 12% per year and is due to be paid on the earlier of the first anniversary of the loan, the closing of a financing transaction through which we raise gross proceeds of not less than $10 million, an event of default as defined in the promissory note or upon a change of control as defined in the promissory note. In addition, we accepted a $200,000 loan from a former director. This loan bears interest at the rate of 18% per annum and is due upon the earlier of October 31, 2012 or the closing of a minimum of $2,000,000 in financing.

Business

Augme provides mobile marketing and advertising technology and services, enabling brands, advertising agencies, media companies and enterprise customers to drive sales, engagement and loyalty. Selling our software and services under the Hipcricket brand, our platform has provided measurable successes across more than 200,000 campaigns for our clients. Our platform allows our customers to use mobile media to quickly create, deploy and measure rich-media, interactive marketing campaigns across all networks and devices.  Campaigns built on our software platform provide optimized marketing messages to the consumer by delivering personalized brand experience to customers. For the quarter ended August 31, 2012, approximately 45% of revenues related to Software as a Service (“SaaS”)-based sales, approximately 31% of revenues related to mobile advertising solutions and approximately 24% of revenues were generated from other sources, including individual campaign fees, development work for marketing campaigns and shorter term licenses.

We hold a portfolio of patents that includes the “Method and System for Adding Function to a Webpage,” patent family which covers an internet and mobile-content targeting capability that reaches consumers customized by device, software, and visitor profile. Our technology enables brands, advertising agencies and media companies the ability to plan, execute, monitor and measure mobile marketing and advertising campaigns in real time across mobile channels, including SMS, 2D/QR codes, mobile websites, advertising networks, social media and branded apps.  AD LIFE 4.0 facilitates consumer brand interactions and the ability to track and analyze campaign results.  We believe that our patented device-detection and proprietary mobile content adaptation software provides a solution to the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.  We are headquartered in New York City.

On August 25, 2011, we completed our acquisition of the business and substantially all of the assets of Hipcricket.  Hipcricket provides a cloud-based mobile marketing and advertising SaaS platform, HIP 7.0, that empowers its clients to engage customers, drive loyalty, and increase sales by creating, analyzing, and optimizing integrated mobile marketing campaigns and enterprise class solutions. The HIP 7.0 platform has been combined into the AD LIFE 4.0 platform to offer clients the combined functionality of both platforms.  Hipcricket’s clients connect with consumers across every mobile channel, including SMS, 2D/QR codes, mobile Web sites, advertising networks, social media and branded apps.  Hipcricket has also created the first comprehensive permission-based mobile ad network, targeting customers via location and highly-specific demographic information across SMS, display, rich media and video.

On July 22, 2011, we completed our acquisition of the business and substantially all of the assets of JAGTAG. As part of that acquisition, the Company acquired three U.S. patents and nine U.S. patents pending related to ambient targeting and has integrated ambient targeting as a patented feature set within its AD LIFE SaaS platform.

On May 24, 2012, we completed our acquisition of all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  By acquiring the Geos IP stock, the Company acquired five U. S. patents covering Voice over Internet Protocol (“VoIP”) and other mobility inventions and seven U.S. patent applications and 18 pending international patent applications covering related invention families within the field of mobile VoIP. The patents will allow the Company to expand its mobile marketing and mobile advertising technology offerings to include adaptive voice technologies for any mobile environment, VoIP-enabled mobile marketing and advertising, VoIP-enabled E-Commerce and VoIP-enabled services and support features within the Company’s AD LIFE mobile marketing and mobile advertising platform.

Liquidity and Capital Resources

On October 3, 2012, we completed a public offering of our securities pursuant to which we sold 8.5 million shares of common stock registered on the Form S-3 registration statement filed with the SEC on June 29, 2011 at a price to the public of $0.80 per share. We also issued corresponding warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering, leaving approximately $48.0 million of the $75.0 million registered on Form S-3. We intend to use the net proceeds from this offering for organic expansion in existing and new markets, for general corporate purposes and to pay debt in the amount of $200,000.

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring our overall corporate and non-revenue focused overhead expenses in order to better align our business around our mobile marketing and advertising technology and services. We intend to minimize cash spend while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry. Full implementation of the restructuring plan is expected to take three to five months.  We believe that the restructuring plan will improve cash flow by approximately $6.0 million on an annual basis beginning in the third quarter of fiscal 2013 ending November 30, 2012.  We estimate that the costs associated with one-time termination benefits will be $850,000 to $1 million and that the costs associated with one-time contract terminations will be $25,000 to $50,000.  We intend to pay all of the foregoing expenses in cash.

Net cash used in operating activities was $7.1 million during the six months ended August 31, 2012. Net cash used in operating activities reflects the net loss for the period, which was partially offset by depreciation and amortization, employee share-based compensation and changes in operating assets and liabilities. Net cash used in operating activities during the six months ended August 31, 2011 was $6.0 million, reflecting the net loss for the period, partially offset by employee share-based compensation and changes in operating assets and liabilities.

Net cash used in investing activities was $5.1 million during the six months ended August 31, 2012.  Cash of $2.0 million was used for partial payment of the Hipcricket acquisition-related contingent consideration.  We used $2.3 million for legal actions supporting our patent enforcement initiatives and $0.7 million to purchase patents, which we capitalize as intangible assets.  Additionally, the Company used cash of $0.2 million for a long-term investment.

On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos. We paid $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share) for the purchase.

On August 28, 2012, the Company issued 5,225,039 shares of common stock as partial satisfaction of the contingent consideration obligation related to the acquisition of Hipcricket in August 2011.  The fair value of the stock on the measurement date was $1.48 per share. Augme is in the process of determining the form of payment of the remaining obligation, which may be paid in common stock or in cash, at Augme’s discretion.

Net cash used in investing activities during the six months ended August 31, 2011 was $3.9 million, which included $3.0 million used for the purchase of Hipcricket and JagTag, as well as $0.9 million used for legal actions supporting our patent enforcement initiatives.

Net cash provided by financing activities during the six months ended August 31, 2012 and 2011 was $1.2 million and $1.9 million, respectively, of proceeds received from the exercise of stock options and warrants.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2012 and February 29, 2012, the Company has accumulated deficits of $82.4 million and $72.5 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, the Company may require additional capital to execute on its key business strategies and fund operations.

Since the end of the last fiscal year, we have experienced significant changes in our capital stock, stockholders’ equity and net assets.  During the quarter ended August 31, 2012, the number of shares of our common stock outstanding was increased by 5,225,039 shares as a result of the payment of the earn out due to the former stockholders of Hipcricket, Inc. pursuant to that certain Amended and Restated Asset Purchase Agreement dated August 25, 2011.  Cash has been used to fund our losses, resulting in a decrease to cash and cash equivalents of approximately $8.2 million during the three months ended May 31, 2012 and $2.8 million during the three months ended August 31, 2012.  On August 31, 2012, our cash and cash equivalents were $475,784.  Because of our significant net losses, our accumulated deficit has increased quarter over quarter.

On June 29, 2011, we filed a Form S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed. On November 17, 2011, we completed a public offering pursuant to which we sold 9.4 million shares of the common stock registered on the Form S-3 registration statement at a price to the public of $2.15 per share. We raised $18.5 million in proceeds, net of $1.7 million in costs related to the offering. As described above, on October 3, 2012, we completed a public offering pursuant to which we sold 8.5 million shares of the common stock registered on the Form S-3 registration statement at a price to the public of $.80 per share, together with warrants for the purchase of 2.125 million shares of common stock at an exercise price of $0.96. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering, leaving approximately $48.0 million of the $75.0 million registered on Form S-3.

Trends, Events and Uncertainties

The Company operates in the mobile marketing industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: lack of cash and the ability to raise cash as and when needed; unanticipated fluctuations in quarterly operating results, adverse changes in the Company’s relationship with significant customers or failure to secure contracts with other customers, intense competition, regulation that may adversely impact the Company’s operations, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

The mobile marketing and advertising landscape, while in its early stages, is highly competitive. Many of the landscape’s significant providers are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape. We believe Augme differentiates itself from the competition by offering a true end-to-end mobile advertising and marketing solution delivered through its SaaS AD LIFE platform.

In late 2010, the FTC and the Department of Commerce each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation.  If “Do Not Track” legislation is passed, it could negatively impact our mobile ad network.  Any significant restriction on our ability to utilize the functions of our technology could have a material adverse effect on our business, revenues and results of operations.

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

The advertising industry is being disrupted by mobile advertising.

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

Limited real-time accessibility. Computers are typically used at home or in the office. Even laptops that can physically be with the user when traveling are usually used from a fixed location at the destination, where they are turned on and wirelessly connected to the Internet. As a result, user engagement with ads is generally limited to the time spent in front of the computer screen in a fixed location.

Limited location targeting. Most location targeting through personal computers is limited to a broad geographic area based on the records of the user’s Internet service provider. This limits the ability to deliver highly targeted advertising that is relevant to a consumer.

Our Solution

We believe mobile advertising provides significant benefits both to developers and to advertisers over traditional advertising media and PC-based online digital advertising. For developers, mobile advertising provides the opportunity to make money, acquire users and gain insight into mobile application (“app”) usage. For advertisers, we believe that the combination of the personal nature of mobile devices, their enhanced functionality and the rise of app-enabled experiences creates a powerful platform for highly targeted and effective advertising. Additionally;

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

AD LIFE allows us to provide our clients a full suite of mobile marketing services, thus providing an end-to-end, mobile campaign management software system. The Platform delivers the following benefits to our customers:

•                  Device recognition technology that formats traditional digital assets into content that can be viewed on virtually any mobile device regardless of operating system or network provider;

•                  Open architecture which we believe offers the widest variety of CRTs in the mobile market today, including SMS, MMS, 2D / QR codes, logo, and audio recognition; these CRTs allow consumers to use their mobile devices to easily and instantly access on-demand digital content;

•                  Ability to measure campaign effectiveness using data analysis gathered and processed using proprietary techniques; these key metrics and results of client campaigns include demographic and behavioral data;

•                  Ease of implementation and integration with a brand’s existing enterprise resource planning and CRM systems provides the ability to optimize campaigns and fulfillment; and

•                  The software platform enables our customers to implement mobile campaigns in a short time frame, typically 10-20 days.

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

Our Strategy

Our strategy is to be one of the leading providers of mobile marketing and advertising solutions across multiple media types and channels.  The principal elements of our strategy are to:

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

Augme’s patent portfolio includes patents that variously extend protection through 2027 and cover the following technology areas:

1)             Customized content delivery to any Internet enabled device;

2)             Device, browser, software, and profile detection with content targeting;

3)             Content targeting based on profiles and ambient conditions; and

4)             Content targeting based on profiles within virtual environments.

5)             Adaptive voice technologies for mobile environments

6)             Voice Advertising Capability

7)             VOIP Enabled Mobile Marketing  - Click to Call

8)             VOIP Enabled E-Commerce

9)             VOIP Enabled Services & Support

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

With over 200,000 campaigns completed to date through our patented technology platforms, we continue to develop new and innovative technologies and inventions.

We believe that growth in the mobile Internet market space may enhance our patent enforcement initiative because it has contributed to the creation of an emerging group of companies that have developed revenue streams that we believe are infringing on Augme’s patents. Augme’s inventions have solved device, infrastructure and customized content distribution problems facing Internet publishers in 1999. Now in 2012, well within the coverage of the patent protection, the identical problems are repeating in the mobile Internet and we believe that Augme’s inventions again present the solution for mobile Internet publishers and service providers. We believe that the growing number of market entries by highly capitalized companies and the highly sought after massive consumer audience emerging on the mobile Internet makes it likely that infringement of our patents is occurring. Companies that implement and monetize their solutions may have developed revenue streams that Augme may be capable of monetizing through enforcement of its patents.

We own thirteen U.S. patents and over 80 pending U.S. and foreign patent applications.  As innovations and inventions emerge from our operating business, additional patents, trade secrets, and trademarks may be filed.

Augme’s first family of patented inventions plays an integral role in technology platforms and services and enables targeting of content to end-users. The patents are foundational to the methods used in two primary types of Mobile Internet operations:

•                  Device Detection and Mobile Content Targeting; and

•                  Customized Content & Mobile Advertising Delivery

Augme’s family of patents titled “Method and System for Adding Function to a Webpage” teaches a two-code-module system that enables any networked content to be customized based on end-user criteria. The Augme patents thus enable a single Web page (traditional Internet and mobile Web) to have an infinite number of tailored service responses that allow Web page visitors to receive content that is customized to the user’s unique computing environment, connectivity, bandwidth level, geographic location, gender, age, or any other information about the Web page visitor (targeting criteria) such as behavioral marketing data. Augme’s two-code-module Web page customization process has widespread application in the fields of Targeted Advertising, E-Commerce, Mobile Marketing/Advertising and other customized content delivery operations.

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

Augme’s patent portfolio was expanded in 2011 with the filing of the now pending “Method and System for Generation of Anonymous Profiles from a Tri-Level Mapping of Mobile Network Marketing Econometrics” that solves critical mobile marketing consumer privacy issues by protecting users’ identities and movements through a mobile network. The invention also allows for brand centric rich media and mobile marketing engagements to be tracked and presented in a way that provides data in three layers of utility within the areas of retail, product and consumer engagement. The data interface resulting from this technology allows brands to manage mobile marketing technology in a way that increases the knowledge base and strategic actionable information mapping anonymous consumer behavior and data.

U.S. Patent Number 7,958,081 was issued to Augme on June 7, 2011 and is entitled, “Apparatuses, Methods and Systems for Information Querying and Serving on Mobile Devices Based on Ambient Conditions.” Augme expanded again and has been granted patents in continuation of the ‘081 patent and added to its portfolio patents issued on November 29, 2011, U.S. Patent Number 8,069,169, entitled “Apparatuses, Methods and Systems for Information Querying and Serving on the Internet Based on Profiles” and U.S. Patent Number 8,069,168, entitled “Apparatuses, Methods and Systems for Information Querying and Serving in a Virtual World based on Profiles.” Augme filed these applications on September 28, 2006 and the issued claims detail the implementation of apparatuses, methods, and systems for information querying and serving on the mobile and consumer Internet based on profiles.  Information and/or advertisement providers are enabled to leverage profile information to serve context, demographic, and behavior targeted information to users on the mobile Internet using this invention.

On May 24, 2012, we acquired five additional issued U.S. patents.  These patents cover Voice over Internet Protocol (“VoIP”) and other critical mobility inventions. The acquired patents include U.S. Patent Number 7,606,217 entitled “System and Method for Routing Telephone Calls over a Voice and Data Network”; U.S. Patent Number 7,460,480 entitled “Dynamically Adapting the Transmission Rate of Packets in Real-Time VoIP Communications to the Available Bandwidth”; U.S. Patent Number 7,676,599 entitled “System and Method of Binding a Client to a Server”; U.S. Patent Number 7,782,878 entitled “System and Method for Sharing an IP Address”; and U.S. Patent Number 7,957,401 entitled “System and Method for using Multiple Communication Protocols in Memory Limited Processors.”

Aside from its patents and pending applications, Augme also owns over fifteen trademarks protecting its product names and identity in the marketplace.

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

Results of Operations

The discussions below are not necessarily indicative of the results, which may be expected for any subsequent periods and pertains only to the results of operations for the quarters ended August 31, 2012 and August 31, 2011. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

Comparison of Three Months Ended August 31, 2012 to Three Months Ended August 31, 2011

Revenue

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, Multimedia Messaging Service (“MMS”) messages, QR codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using Application Programming Interfaces (“APIs”).  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended August 31, 2012, revenues were $6.2 million compared with $1.3 million in the quarter ended August 31, 2011, an increase of 381%. The increase was mostly due to addition of the operations of Hipcricket in August 2011 and JAGTAG in July 2011.  Additionally, we saw a higher demand for our AD LIFE Platform.  During the quarter ended August 31, 2012, approximately 18% of our revenues were generated by two customers.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended August 31, 2012, cost of revenue increased 500% to $2.5 million from $0.4 million in the quarter ended August 31, 2011, as a result of higher revenues, mostly from the acquisition of Hipcricket in August 2011.  The gross profit margin for the quarter ended August 31, 2012 was 60% compared with 68% during the quarter ended August 31, 2011.  The change in margin is primarily a result of the shift in business towards mobile ad network sales.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative and depreciation and amortization expenses. Salaries and personnel costs are the most significant component of the sales and marketing, technology and development and general and administrative expense categories. We include stock-based compensation expense in connection with the grant of stock options and warrants in the applicable operating expense category based on the respective equity award recipient’s function.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. Sales and marketing expense increased $2.1 million, or 119%, when compared to the same period a year ago.  The increase in sales and marketing expense is primarily related to additional headcount and other increased activities resulting from the acquisition of Hipcricket and organic growth.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. We experienced a $1.1 million increase in these expenses when compared to the same period a year ago. The increase is primarily related to additional headcount and other increased activities resulting from the acquisition of Hipcricket and organic growth.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense decreased $0.5 million, or 14%, when compared to the same period a year ago, primarily as a result of lower professional fees, partially offset by increases in salaries and personnel costs resulting from the acquisition of Hipcricket and organic growth.

Depreciation and amortization expense. Depreciation and amortization expense of $1.6 million for the quarter ended August 31, 2012 increased by $1.3 million from $0.3 million for the quarter ended August 31, 2011.  This increase is related to the additional amortization expense from intangibles acquired with the purchases of Hipcricket and JAGTAG during the quarter ended August 31, 2011 and to the amortization of costs associated with the generation and defense of patents.

Net Loss

Our net loss was $2.3 million for the quarter ended August 31, 2012 compared with net loss of $6.0 million for the quarter ended August 31, 2011.  The $3.7 million decrease in net loss was mostly attributable to an adjustment to the acquisition related contingent consideration at the measurement date, decreased general and administrative expenses and increased sales volume related to the expansion of the Company both organically and through acquisitions.

Comparison of Six Months Ended August 31, 2012 to Six Months Ended August 31, 2011

Revenue

For the six months ended August 31, 2012, revenues were $11.3 million compared with $2.5 million in the six months ended August 31, 2011, an increase of 352%.  The increase was mostly due to addition of the operations of Hipcricket in August 2011 and JAGTAG in July 2011.  Additionally, we saw a higher demand for our AD LIFE Platform.  During the six months ended August 31, 2012, approximately 18% of our revenues were generated by two customers.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the six months ended August 31, 2012, cost of revenue increased 469% to $4.4 million from $0.8 million in the six months ended August 31, 2011, as a result of higher revenues, mostly from the acquisition of Hipcricket in August 2011.  The gross profit margin for the six months ended August 31, 2012 was 61% compared with 69% in the six months ended August 31, 2011.  The change in margin is primarily a result of the shift in business towards mobile ad network sales.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative and depreciation and amortization expenses. Salaries and personnel costs are the most significant component of the sales and marketing, technology and development and general and administrative expense categories. We include stock-based compensation expense in connection with the grant of stock options and warrants in the applicable operating expense category based on the respective equity award recipient’s function.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. Sales and marketing expense increased $4.4 million, or 145%, when compared to the same period a year ago.  The increase in sales and marketing expense is primarily related to additional headcount and other increased activities resulting from the acquisition of Hipcricket and organic growth.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. We experienced a $2.8 million increase in these expenses when compared to the same period a year ago. The increase is primarily related to additional headcount and other increased activities resulting from the acquisition of Hipcricket and organic growth.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense remained relatively flat when compared to the same period a year ago.  The mix of costs shifted with lower professional fees offset by increases in salaries and personnel costs resulting from the acquisition of Hipcricket and organic growth.

Depreciation and amortization expense. Depreciation and amortization expense of $3.1 million for the six months ended August 31, 2012 increased by $2.5 million from $0.6 million for the six months ended August 31, 2011.  This increase is related to the additional amortization expense from intangibles acquired with the purchases of Hipcricket and JAGTAG during the six months ended August 31, 2011 and to the amortization of costs associated with the generation and defense of patents.

Net Loss

Our net loss was $9.9 million for the six months ended August 31, 2012 compared with net loss of $10.0 million for the six months ended August 31, 2011.  Net loss for the period ended August 31, 2012 included a $4.9 million adjustment to the acquisition related contingent consideration at the measurement date.  This gain was offset by increased expenses related to additional headcount and other increased activities resulting from the acquisition of Hipcricket and organic growth and an increase in amortization expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and our stock price risk. As of August 31, 2012, we held no positions with market risk that could potentially have a material impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has concluded that, as of August 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the six months ended August 31, 2012, the Company continued to make improvements to our internal control over financial reporting. During January and through the February 29, 2012 year end close process, management implemented a more formalized process for the preparation and review of financial statement reconciliations and for reviewing and establishing appropriate accounting policies and procedures related to complex and unusual transactions. During the first six months of fiscal 2013, these controls were in place and improvements have been made.  We expect that these changes to our internal control over financial reporting will remediate our previously identified material weaknesses.  Additionally, under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures.

Other than described above, there have been no material changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 7, Contingencies, of Notes to the Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2012, an accredited investor purchased, in a cashless transaction, 88,318 shares of the Company’s common stock.  The exercise price was $0.25 per share and was paid with 11,682 shares of the Company’s common stock.  The offering was exempt from registration in accordance with Section 3(9) of the Securities Act of 1933.

In conjunction with the contingent consideration obligation pursuant to the purchase of Hipcricket, we issued 5,225,039 shares of our common stock.  Information about this transaction is included in the Current Report on Form 8-K we filed on August 30, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation and all amendments thereto (Incorporated herein by reference as an exhibit to our Form 10-K filed May 8, 2012).

3.2	Bylaws, as amended (Incorporated herein by reference as an exhibit to our Current Report on Form 8-K filed April 28, 2006).

10.1	Consulting Agreement dated June 15, 2012 between the registrant and Robert F. Hussey.+ (Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference).

10.2	Warrant dated June 15, 2012 between the registrant and Robert F. Hussey. +(Filed on June 21, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference).

10.3	Amendment to Warrant dated June 15, 2012 dated July 3, 2012 between the registrant and Robert F. Hussey.+ (Filed herewith).

10.4	Severance and General Release Agreement dated June 20, 2012 between the registrant and Eric Harber.+ (Filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

+Management contract.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: October 10, 2012	By:	/s/ Robert Hussey
Robert Hussey
Interim Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer