Form 10-Q
period 2012-11-30
Augme Technologies, Inc.
filed 2013-01-09
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of January 7, 2013 the issuer has 116,020,847 shares of common stock, par value $.0001, issued and outstanding.

-i-

AUGME TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,
	2012	February 29,
	(unaudited)	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,763,533	$11,428,825
Accounts receivable, net	6,112,742	3,734,945
Prepaid expenses and other current assets	555,689	487,321
Intangible assets held for sale	3,500,000	-
Total current assets	11,931,964	15,651,091

Property and equipment, net	128,772	292,492
Goodwill	47,484,708	47,484,708
Intangible assets, net	30,489,139	36,798,085
Deposits	239,511	365,700

TOTAL ASSETS	$90,274,094	$100,592,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,566,076	$2,613,238
Accrued liabilities	3,017,532	1,599,792
Deferred revenue	1,181,556	1,050,369
Short-term debt	236,161	-
Acquisition related contingent consideration	39,661	26,000,500
Total current liabilities	9,040,986	31,263,899

LONG TERM LIABILITIES:
Accrued liabilities	56,726	113,277

TOTAL LIABILITIES	9,097,712	31,377,176

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 116,054,565 and 94,434,817 shares issued and outstanding, respectively	11,605	9,443
Additional paid-in capital	168,526,789	141,738,528
Accumulated deficit	(87,362,012)	(72,533,071)
Total stockholders’ equity	81,176,382	69,214,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,274,094	$100,592,076

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	November 30,	November 30,
	2012	2011

REVENUE	$7,433,051	$4,424,540

COST OF REVENUES	3,054,212	1,400,658

OPERATING EXPENSES:
Sales and marketing	3,814,930	3,734,592
Technology and development	1,927,193	1,765,199
General and administrative	3,457,777	6,700,203
Depreciation and amortization	1,597,443	1,236,520
Impairment of long-lived identified intangibles and decline in fair value of long-term investment	5,849,160	-

Total operating expenses	16,646,503	13,436,514

LOSS FROM OPERATIONS	(12,267,664)	(10,412,632)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(39,856)	2,093
Acquisition related contingent consideration	7,339,173	(966,750)

NET LOSS	$(4,968,347)	$(11,377,289)

BASIC AND DILUTED NET LOSS PER SHARE	(0.05)	(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	108,460,588	84,758,161

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	November 30,	November 30,
	2012	2011

REVENUE	$18,700,622	$6,917,448

COST OF REVENUES	7,464,449	2,175,937

OPERATING EXPENSES:
Sales and marketing	11,319,153	6,792,257
Technology and development	5,937,333	3,023,023
General and administrative	10,441,082	13,589,610
Depreciation and amortization	4,681,129	1,789,776
Impairment of long-lived identified intangibles and decline in fair value of long-term investment	5,849,160	-

Total operating expenses	38,227,857	25,194,666

LOSS FROM OPERATIONS	(26,991,684)	(20,453,155)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(36,987)	21,623
Acquisition related contingent consideration	12,199,730	(966,750)

NET LOSS	$(14,828,941)	$(21,398,282)

BASIC AND DILUTED NET LOSS PER SHARE	(0.15)	(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	99,718,225	70,422,761

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012
(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 29, 2012	94,434,817	$9,443	$141,738,528	$(72,533,071)	$69,214,900
Common stock issued for cash for:
Stock subscription with warrants, net	8,500,000	850	6,161,605	-	6,162,455
Option /Warrant exercise	1,392,092	140	1,257,020	-	1,257,160
Common stock issued for:
Cashless option exercise	132,320	13	(13)	-	-
Purchase of intangible assets	1,860,465	186	3,813,767	-	3,813,953
Acquisition related contingent consideration	9,234,871	923	10,577,977	-	10,578,900
Advisory services	500,000	50	624,950		625,000
Warrants issued with debt issuance	-	-	50,596	-	50,596
Employee share-based compensation	-	-	3,679,444	-	3,679,444
Warrant expense	-	-	622,915	-	622,915
Net loss	-	-	-	(14,828,941)	(14,828,941)
Balances, November 30, 2012	116,054,565	$11,605	$168,526,789	$(87,362,012)	$81,176,382

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	November 30,	November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,828,941)	$(21,398,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,681,129	1,789,776
Bad debt expense	45,569	25,495
Non-cash interest expense	36,757	-
Warrants issued for advisory services	-	238,990
Common stock issued for services	625,000	-
Impairment of long-lived identified intangibles and decline in fair value of long-term investment	5,849,160	-
Loss on sale or disposal of fixed assets	400	-
Stock option and warrant expense	4,302,359	7,010,288
Fair value adjustment of acquisition related contingent consideration	(12,199,730)	966,750
Changes in operating assets and liabilities:
Accounts receivable	(2,423,366)	317,622
Prepaid expenses and other current assets	(68,368)	(107,233)
Deposits	126,189	(375,509)
Accounts payable and accrued liabilities	3,370,578	2,400,319
Deferred revenue	131,187	(920,321)
Long-term liabilities	(56,551)	—
NET CASH USED IN OPERATING ACTIVITIES	(10,408,628)	(10,052,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(820,139)	(63,800)
Cash paid for patent defense costs	(2,723,931)	(1,716,122)
Cash paid for purchase of assets of businesses, net of cash acquired	-	(3,967,794)
Cash paid for acquisition related contingent consideration	(3,182,209)	—
Cash paid for long-term investment	(200,000)	—
Additions to property and equipment	—	5,963
NET CASH USED IN INVESTING ACTIVITIES	(6,926,279)	(5,741,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from the sale of common stock, net	6,162,455	18,743,052
Proceeds received from the issuance of short-term debt	450,000	—
Payments on short-term debt	(200,000)	—
Proceeds received from the exercise of stock options and warrants	1,257,160	2,815,813
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,669,615	21,558,865

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,665,292)	5,765,007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,428,825	11,182,356
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,763,533	$16,947,363
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$3,100	$—
Non-cash investing activity:
Stock issued for acquisition of intangible assets	$3,813,953	$—
Acquisition related contingent consideration settled in stock	10,578,900	—
Reclassification of intangible assets from long-term to held for sale	3,500,000	—
Stock issued for acquisitions	—	41,167,889
Acquisition related contingent consideration	—	23,284,000

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

Description of Business

Augme provides mobile marketing and advertising technology and services, enabling brands, advertising agencies, media companies and enterprise clients to engage customers, drive loyalty and increase sales. Augme’s AD LIFE mobile marketing technology platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across every mobile channel. Through the use of Consumer Response Tags (“CRTs”) such as 2D codes, UPC codes, Short Message Services (“SMS”), and image recognition, AD LIFE facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. Augme also provides business to consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics.

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

Augme operates under one reportable segment, is headquartered in New York City and maintains an operations facility near Seattle, Washington.  Additionally, the Company maintains a presence in Atlanta, Tucson, Dallas, Chicago, Miami, San Francisco and Los Angeles.

Liquidity

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2012 and February 29, 2012, the Company had accumulated deficits of $87.4 million and $72.5 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, challenges related to the successful development and marketing of its products and services, the integration of business combinations, and competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. As of November 30, 2012, the Company had working capital of $2.9 million, and cash and cash equivalents of $1.8 million. In order to fund existing operations for the remainder of fiscal 2013 and into fiscal 2014, the Company will need to raise additional cash through equity or debt financings, and/or sell certain strategic assets, such as its purchased technology or patent portfolio.  There is no certainty that the Company has the ability to raise additional funds through debt or equity financings under terms acceptable to the Company, or that the Company has the ability to sell strategic assets, which, if a sale is completed, may adversely affect ongoing operations.

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

In September 2012, the Company adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. The Company is restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. We intend to minimize cash spend while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry. We believe that the restructuring plan will improve cash flow by approximately $6.0 million on an annual basis.  Cash used to pay for costs associated with one-time contract termination and termination benefits during the third quarter ended November 30, 2012 was $0.4 million. We expect to use additional cash of $0.4 million during the fourth quarter of fiscal 2013 for restructuring.

In September 2012, we borrowed a total of $450,000 from two lenders. The loans were used for working capital. We borrowed  $250,000 from one lender.  This loan bears interest at the rate of 12% per year and is due to be paid on the earlier of the first anniversary of the loan, the closing of a financing transaction through which we raise gross proceeds of not less than $10 million, an event of default as defined in the promissory note or upon a change of control as defined in the promissory note. In addition, we issued a note payable in the amount of $200,000 to Ernest W. Purcell, a former director. This loan was paid in full in October 2012.

On October 3, 2012, we completed a public offering of our securities pursuant to which we sold 8.5 million shares of common stock registered on a Form S-3 registration statement at a price to the public of $0.80 per share. We also issued warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering, leaving approximately $48.0 million of the $75.0 million registered on the Form S-3 registration statement, which we filed in June 2011. We intend to use the net proceeds from this offering for organic expansion in existing and new markets and for general corporate purposes.

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

    Reclassifications

Certain reclassifications have been made to prior periods to conform to current reporting. The presentation of our Consolidated Statements of Operations has been adjusted for the reclassification of operating expenses to be presented in the following categories: sales and marketing, technology and development, general and administrative and depreciation and amortization.  The operating expenses for the three and nine months ended November 30, 2011 have been reclassified accordingly.

    Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed in the notes below.

Goodwill

The Company reviews goodwill for impairment annually as of the first day of its fourth fiscal quarter, generally December 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss, if any. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

The Company estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company may estimate the fair value of a reporting unit using only the income approach.

In order to assess the reasonableness of the calculated fair values of its reporting units, the Company also compares the sum of the reporting units' fair values to the Company’s market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). The Company evaluates the control premium by comparing it to control premiums of recent comparable market transactions. If the implied control premium is not reasonable in light of these recent transactions, the Company will reevaluate its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when there is a significant decline in the Company’s stock price, as occurred during fiscal 2012, this reevaluation could correlate to lower estimated fair values for certain or all of the Company’s reporting units.

 The Company has a single operating segment, however there two reporting units for purposes of its goodwill impairment assessment, and all of the recorded goodwill is attributed to the Mobile Marketing and Advertising reporting unit, which generates substantially all of the revenues and expenses of the Company.  The second reporting unit represents the Intellectual Property reporting unit, which does not contain any attributed goodwill.

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

NOTE 2 — STOCKHOLDERS’ EQUITY

During the nine months ended November 30, 2012, Augme issued 8.5 million shares of common stock in connection with a public offering, with proceeds of $6.2 million, net of $0.6 million in costs related to the offering. These shares were issued at $0.80 per share, and were registered on an S-3 registration statement filed with the SEC which allows Augme to sell securities having a total value of up to $75.0 million.  There is approximately $48.0 million in value of unsold securities remaining registered on the Form S-3.

During the nine months ended November 30, 2012, Augme issued approximately 1.9 million shares of common stock in connection with the acquisition of all of the outstanding common stock and preferred stock of a company, the assets of which comprise patents and intellectual property.  See Note 5.

During the nine months ended November 30, 2012, Augme issued approximately 9.2 million shares of common stock as acquisition related contingent consideration in accordance with the Amended and Restated Purchase Agreement between Augme and Hipcricket, Inc.  See Note 5.

During the nine months ended November 30, 2012, Augme issued 500,000 shares of common stock to the Company’s legal counsel for services rendered to the Company related to corporate transactions and SEC reporting.

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

OPTIONS:

The estimated fair values of our stock option awards were determined using the following weighted average assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Expected dividends	0%	0%	0%	0%
Expected term (in years)	3.50	5	3.50	5
Weighted-average volatility	65.00%	77.70%	62.38%	77.70%
Risk-free rate	0.43%	0.40%	0.44%	0.40%

The effect on our results of operations of recording share-based compensation expense for the three and nine months ended November 30, 2012 and 2011 was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Selling and marketing	$379,756	$1,043,590	$1,407,393	$2,104,527
Technology and development	272,621	425,449	882,591	857,970
General and administrative	534,876	846,961	1,389,460	1,708,001
Total stock-based compensation expense	$1,187,253	$2,316,000	$3,679,444	$4,670,498

The Company maintains stock incentive plans for its employees. The 2010 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of options, restricted shares, and other stock based awards to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock. The stock based awards may consist of both incentive stock options and non-qualified options.  The Company has granted 13,056,707 stock options and restricted shares under this plan as of November 30, 2012.

The Company has also issued non-qualified stock options to consultants and vendors for services provided, as well as employees, including officers, directors and consultants.

The summary of activity for Augme’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 29, 2012	20,153,219	$2.13	3.81
Granted	2,850,268	1.48
Exercised	(572,092)	0.53
Forfeited, cancelled and expired	(3,964,603)	2.41
Options outstanding at November 30, 2012	18,466,792	2.04	3.22

Options vested and expected to vest at November 30, 2012	17,570,483	2.03	3.18
Options exercisable at November 30, 2012	12,491,061	1.96	2.84

As of November 30, 2012, there was $4.8 million of unrecognized share-based payment expense, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The aggregate intrinsic value of the exercisable options at November 30, 2012 was $90,000. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on November 30, 2012 of $0.61 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at November 30, 2012 ranged from $0.25 to $4.10.  The weighted average fair value of options granted was $0.61 per option share for the nine months ended November 30, 2012.

The aggregate intrinsic value of options exercised during the nine months ended November 30, 2012 was $0.8 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

WARRANTS:

The estimated fair values of our stock warrant awards issued to service providers and employees were determined using the following weighted average assumptions:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Expected dividends	0%	0%	0%	0%
Term (in years)	5.00	3	4.75	3. 9
Weighted-average volatility	65.00%	81.32%	64.37%	77.80%
Risk-free rate	0.62%	0.40%	0.59%	0.40%

The warrant expense for the three and nine months ended November 30, 2012 and 2011 is as follows, and is included in general and administrative expense:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Total warrant expense	$188,849	$1,193,943	$622,915	$2,339,790

The summary of activity for Augme’s warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 29, 2012	10,787,641	$1.86	2.99
Granted	3,187,499	1.17
Exercised	(1,000,000)	1.00
Forfeited, cancelled and expired	—	—
Warrants outstanding at November 30, 2012	12,975,140	1.76	2.77

Warrants vested and expected to vest at November 30, 2012	12,932,640	1.76	2.76
Warrants exercisable and outstanding at November 30, 2012	12,312,642	$1.76	2.69

The aggregate intrinsic value of the exercisable warrants at November 30, 2012 was zero. The aggregate intrinsic value was calculated based on the positive differences between the market value of the Company’s common stock on November 30, 2012 of $0.61 per share and the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding at November 30, 2012 ranged from $0.90 to $4.00.  The weighted average fair value of warrants granted was $0.43 per warrant share for the nine months ended November 30, 2012.

As of November 30, 2012, there was $0.3 million of unrecognized share-based payment expense, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The aggregate intrinsic value of warrants exercised during the nine months ended November 30, 2012 was $0.6 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 4 — NET LOSS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive. As of November 30, 2012, there were potentially dilutive securities consisting of options exercisable to purchase 2.2 million shares of common stock, and no warrants exercisable. As the inclusion of these outstanding stock options would be anti-dilutive, they were excluded from the computation of loss per share.  Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

NOTE 5 — ACQUISITIONS

Acquisition of Hipcricket, Inc. Assets

On August 25, 2011, Augme completed its acquisition of the business and substantially all of the assets of Hipcricket, Inc. (“Hipcricket”) pursuant to the Amended and Restated Asset Purchase Agreement (the “Agreement”) dated August 25, 2011 between Augme and Hipcricket. The acquisition provides Augme with expanded mobile marketing solutions for consumer brands, agencies, pharmaceutical/health, and media companies. The Company accounted for the acquisition as a business combination. The results of Hipcricket’s operations have been included in the financial statements of the Company since the date of the acquisition.

The estimated fair value of the acquisition consideration was $62.8 million, which included $3.0 million in cash, $35.5 million in Augme’s common stock (11,457,359 shares at a price of $3.10), a $1.0 million promissory note, which has been subsequently paid off in cash, and $2.0 million of seller tax liabilities, which was paid during the quarter ended May 31, 2012. In addition, the transaction called for a twelve-month earn-out payment to Hipcricket shareholders and employees, which if achieved was estimated to be no less than $15.0 million and as high as $27.5 million. The earn-out period ended August 25, 2012. The amount of contingent consideration was based on the amount of revenue recognized in the earn-out period to be paid in Augme’s common stock or a combination of common stock and cash at Augme’s discretion, provided that the transaction remained a tax-free reorganization.

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

Pursuant to the terms of the Agreement, the earn-out period ended on August 25, 2012 and the contingent earn-out consideration was calculated to be $21,999,780. On August 25, 2012, the measurement date of the contingent consideration obligation, the Company recognized a gain of $2,000,538 resulting from the reduction of the liability as the actual consideration due pursuant to the terms of the Agreement was less than management’s previous estimates.  The gain is included within other income on the statement of operations for the quarter ended August 31, 2012.  The Company paid the contingent consideration in both cash and common stock, as provided under the Agreement, in transactions occurring on August 25, 2012 and November 2, 2012 for substantially most of the outstanding liability.

As partial satisfaction of the contingent acquisition consideration obligation, Augme paid the former Hipcricket stockholders, representing approximately 50% of the outstanding contingent consideration liability, using shares of its common stock. Pursuant to the terms of the Agreement, the number of common shares issued was calculated using a $2.00 per share denominator, as the Company’s common stock price as calculated under the Agreement was below the $2.00 “floor” as stated in the Agreement. Accordingly, Augme issued, in lieu of cash, a total of 5,500,036 shares of common stock in satisfaction of the contingent consideration totaling $10,999,890 owed to the former Hipcricket shareholders. A total of 5,225,039 shares of common stock were issued during the quarter ended August 31, 2012 and the remaining 274,997 shares were issued during the current quarter ended November 30, 2012. The market price of the common stock on August 25, 2012 was $1.48.  The difference between the $2.00 per share price used to calculate the number of shares to be issued per the terms of the Agreement, and the actual price of the shares of $1.48 on the measurement date, resulted in a reduction in the acquisition consideration payment of $2,860,019 which amount was included within other income on the statement of operations.

On November 2, 2012, Augme issued 3,734,835 shares of its common stock as form of payment, net of tax withholding, for the remaining contingent earn-out consideration in accordance with the Agreement. On December 4, 2012, this amount was reduced by 27,322 shares to 3,707,513 shares. The difference between the $2.00 per share price used to calculate the number of shares to be issued per the terms of the Agreement, and the actual price of the shares of $0.65 on the measurement date, which is the date on which the Company issued the shares, resulted in a reduction in the acquisition consideration payment of $7,339,173 which amount was included within other income on the statement of operations.

The following table presents the change in Level 3 acquisition related contingent consideration liability measured on a recurring basis for the three months ended November 30, 2012:

	August 31, 2012	Cash and Stock Payments	(Gain) Included in Earnings		November 30, 2012

Acquisition related contingent consideration	$10,999,890	$(3,621,056)	$(7,339,173)	(1)	$39,661

(1)	Included in other income in the statements of operations.

The following table presents the change in Level 3 acquisition related contingent consideration liability measured on a recurring basis for the nine months ended November 30, 2012:

	February 29, 2012	Cash and Stock Payments	(Gain) Included in Earnings		November 30, 2012

Acquisition related contingent consideration	$26,000,500	$(13,761,109)	$(12,199,730)	(1)	$39,661

(1)	Included in other income in the statements of operations.

Unaudited Pro-Forma Results of Operations for Hipcricket Acquisition

The results of this acquisition are included in the financial statements from the date of acquisition. The unaudited pro-forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the results of operations that we would have reported had the Hipcricket acquisition been completed at the beginning of the fiscal periods presented, nor are they necessarily indicative of future results. Pro-forma results include the discount of the present value of the contingent consideration over the period presented. The pro-forma results of operations for the nine months ended November 30, 2011 are as follows:

Nine Months Ended November 30, 2011

Revenues	$11,851,321
Net loss	(21,985,225)
Weighted average common shares	82,905,010
Basic and diluted net loss per share	$(0.27)

Asset Acquisition – Patents and Intellectual Property

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

The fair value of the consideration given for the acquisition of the Geos IP stock was $4.2 million, which included $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share). The Company is indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of Geos IP. In order to secure payment of any loss, the approximate 1.9 million shares of Augme’s common stock will be held for the benefit of the sellers in escrow for a period of up to 14 months following the closing date of the acquisition. See Note 9 for details regarding the direct and indirect material interest of key management personnel in the acquisition. During the period ended November 30, 2012, the Company recognized an impairment write-down of the acquired Geos IP and the IP acquired from JAGTAG.  See Note 7.

NOTE 6 – GOODWILL

During period ended November 30 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Mobile Marketing and Advertising reporting unit, the only reporting which has allocated goodwill. These indicators included the recent trading values of the Company’s stock, coupled with market conditions, recurring losses and the restructuring undertaken during the period. Upon completion of our initial qualitative assessment, we could not conclude that it was more likely than not that the fair value of the Mobile Marketing and Advertising reporting unit was more than the carrying amount, and therefore we performed the first step of the two-step process for evaluating the recoverability of recorded goodwill. The first step of this interim period goodwill impairment assessment compared the fair value of the related reporting unit with its carrying amount, including goodwill. The result of the first step of the Company’s interim period assessment of the recoverability of goodwill did not result in an indication of impairment.  As such, step two was not completed and no impairment charge related to goodwill has been recorded during the period.  The fair value of the Mobile Marketing and Advertising reporting unit was based on the income approach and the market approach.

Prior to completing the goodwill impairment test, the Company tested the recoverability of the Mobile Marketing and Advertising reporting unit long-lived assets (other than goodwill) and concluded that such assets were not impaired for this reporting unit. The Company also performed a test of the recoverability of the Intellectual Property Holding (“IP Holding”) reporting unit, which resulted in an impairment of long-lived intangible assets (see Note 7).  However, no goodwill is allocated to the IP Holding reporting unit.

The result of the interim period impairment test did not result in an indication of impairment.  However, any further reductions in the assessed fair value of the reporting unit greater than approximately 8 - 12%, or a deterioration of the related fair value inputs, would likely result in an impairment charge in the period of such assessment.

The Company will perform its annual impairment test during the fourth quarter.

NOTE 7 — INTANGIBLE ASSETS

Impairment of Patents

Our intangible assets are reviewed for recoverability whenever an event or change in circumstance indicates that the carrying amount of such intangible asset or group of intangible assets may not be recoverable. As a result of efforts undertaken in the third quarter to market certain patents for sale, and as a result of the interim period goodwill impairment assessment (see Note 6), management concluded that a triggering event has occurred requiring us to assess whether the carrying amount of certain of our intellectual property assets is recoverable.

Identified intangible assets are included in both reporting units of our single operating segment, however the intellectual property for which indications of impairment existed are included in the IP Holding reporting unit, and those assets that were identified as  impaired amounted to a net carrying value of $9.3 million prior to the impairment write-down.  In conducting an impairment review of the intangible assets, the Company compares the fair value of the asset to its carrying value. If the fair value of the asset is less than the carrying value, the difference is recorded as an impairment loss. The Company estimated the fair value of the patents subject to the impairment analysis by calculating the expected proceeds to be received through a sale, exclusive license agreement and royalties that would have been paid to a third party had the Company not owned the patents. The expected proceeds to be received through a sale did not include an estimate of contingent fees to be received by the company related to participating in future licensing fees received by a purchaser, if any, under future settlement or royalty arrangements in which they pursue.  Such fees are considered contingent gains and will be recognized when earned.

Following the completion of that analysis, the Company determined that the fair value of the patents acquired in the Geos IP asset acquisition and the JAGTAG business combination, which are not core to the ongoing business operations or utilized in any material manner by the Mobile Marketing and Advertising reporting unit, were less than the carrying value due primarily to the reduction in the expected future cash flows to be received through licensing or sale, as the Company has restructured and changed its strategy related to certain non-core assets. As a result, the Company recorded an impairment charge of $5.6 million in the third quarter of fiscal 2013, which was included in the Impairment of long-lived identified intangibles and decline in fair value of long-term investment within consolidated the statement of operations..

The interim impairment assessment utilized Level 3 inputs to estimate the fair value of the IP patents.  We applied a discounted cash flow model based on certain scenarios, but significantly weighted towards outright sale given management’s intent to dispose or exclusively license the rights to these non-core IP assets.  In estimating the fair value of these patents, we used our own assumptions about the use of the patents by a market participant and considered all available evidence. However, as our efforts to sell certain of our IP patents progresses, additional evidence may emerge that could result in an additional charge that is required to be recorded in subsequent periods.

The fair values of the GEOS and JAGTAG IP patents are presented as Intangible assets available for sale in the consolidated balance sheets, as the Company obtained approval of the board prior to November 30, 2012 to market the patents for sale, and management believes it is probable that such sale will occur within the near future, but in any event no longer than twelve months.  We will discontinue the future amortization of the $3.5 million of patents.

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of November 30, 2012
	Weighted Average Amortization Period (In months)	Gross		Impairment Loss	Transfer to Held for Sale	Net Carrying Value
		Carrying	Accumulated
		Amount	Amortization
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$—	$—	$—	$8,700,000

Definite Lived Intangibles:
Patent litigation	84	8,195,037	1,709,382	—	—	6,485,655
Patents	120	10,974,393	1,034,124	5,649,160	3,500,000	795,109
Acquired technology	60	7,270,000	2,102,250	—	—	5,167,750
Customer relationships	60-72	12,850,000	3,509,375	—	—	9,340,625
Software	36	2,095,706	2,095,706	—	—	—
Non-compete agreements	36	212,000	212,000	—	—	—
Trade names	24	44,000	44,000	—	—	—
Total intangibles		$50,341,136	$10,702,837	$5,649,160	$3,500,000	$30,489,139

		As of February 29, 2012
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$—	$8,700,000

Definite Lived Intangibles:
Patent litigation	84	5,471,107	950,150	4,520,957
Patents	120	6,340,300	292,297	6,048,003
Acquired technology	60	7,270,000	1,011,750	6,258,250
Customer relationships	60-72	12,850,000	1,605,625	11,244,375
Software	36	2,095,706	2,095,706	—
Non-compete agreements	36	212,000	185,500	26,500
Trade names	24	44,000	44,000	—
Total intangibles		$42,983,113	$6,185,028	$36,798,085

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions, including the acquisitions of Hipcricket and JAGTAG during fiscal 2012. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  Amortization of intangible assets was $1.5 million and $4.5 million for the three and nine months ended November 30, 2012.

Amortization in future fiscal periods is expected to be as follows:

Remainder of 2013	$1,411,869
2014	5,247,475
2015	5,163,725
2016	5,014,517
2017	2,997,523
Thereafter	2,054,030
Total	$21,789,139

NOTE 8 — CONTINGENCIES

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

On August 24, 2012, Augme covenanted not to sue the defendants for any infringing activities related to the accused Tacoda systems before September 28, 2007 and thus, Augme voluntarily dismissed all claims against the defendants.  The Stipulation of Voluntary Dismissal specifically noted that the Covenant Not To Sue would not preclude enforcement of Augme’s suits against AOL Inc., AOL Advertising, Inc. and Time Warner, as well as against AOL, Inc. and Gannett Co., Inc. The Court entered an order dismissing the case on September 4, 2012.

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

On June 13, 2012, the patent infringement claims were transferred from Judge Robert Sweet to Judge Colleen McMahon.  The residual claims for trademark infringement, unfair competition and false designation of origin, which remained with Judge Sweet, were dismissed by agreement of the parties on November 19, 2012.

With regards to the patent infringement claims, Time Warner filed a Motion for Judgment on the Pleadings on September 27, 2012, and, shortly thereafter, a Motion for Rule 11 Sanctions on October 23, 2012.  On October 26, 2012, the Court sua sponte stayed the case regarding any claims related to U.S. Patent No. 7,269,636, pending the outcome of the ongoing reexamination by the United States Patent and Trademark Office.  Because the remaining patent-in-suit, U.S. Patent Nos. 6,594,691, is closely related to the ‘636 patent, Augme moved to stay the case in its entirety on November 5, 2012. All three motions are pending before the Court.

 Fact discovery is currently scheduled to be completed by the end of February 2013.

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

On June 24, 2011, LucidMedia Networks, Inc. filed a counterclaim against Augme in the U.S. District Court for the Eastern District of Virginia.

On April 26, 2012, Augme announced a final settlement agreement was reached with LucidMedia. LucidMedia’s counterclaims against Augme, pending in the Eastern District of Virginia, were dismissed pursuant to the settlement as well as Augme’s claims against LucidMedia pending in the Southern District of New York. The case is still pending with regards to the remaining defendants, and the parties have been engaged in the early stages of discovery. The parties’ Opening Claim Construction briefs were submitted on June 22, 2012, and the Court issued its ruling on the disputed claim terms on August 28, 2012.  The Court required supplemental Markman briefing on one disputed claim term to be submitted by October 5, 2012.  The parties are awaiting the Court’s decision on the construction of the remaining claim term, at which point discovery will resume.

Augme Technologies, Inc. v. Yahoo! Inc., Civil Action No. 3:09-cv-05386-JCS, a patent infringement lawsuit pending in the U.S. District Court for the Northern District of California since November 16, 2009.  On December 21, 2010, Yahoo! filed a first amended answer to Augme’s complaint, in which Yahoo! asserted its own counterclaim against Augme alleging infringement of, inter alia, U.S. Patent No. 7,640,320.

With respect to Augme’s claims of patent infringement, on June 11, 2012, Yahoo! renewed its Motion for Summary Judgment of non-infringement. The Court heard argument on the summary judgment issues on July 20, 2012.  On August 8, 2012, the Court granted Yahoo!’s Motion for Summary Judgment of non-infringement, dismissing Augme’s patent claims against Yahoo! and declining to address Augme’s previously filed Motion for Partial Summary Judgment of validity.  Based on the Court’s summary judgment order, Augme moved for Entry of Judgment under Rule 54(b).  Yahoo! opposed Augme’s motion in light of the pending counterclaim for infringement of the ‘320 patent.  Nonetheless, Augme’s motion was granted by the Court on October 29, 2012, and final judgment was entered shortly thereafter on November 15, 2012.  On December 12, 2012, Augme filed a Notice of Appeal with the district court.

With respect to Yahoo!’s counterclaim regarding infringement of the ‘320 patent, the parties agreed to and filed a stipulation of infringement of this patent on December 13, 2012, under the Court’s claim construction ruling of January 3, 2012.  The parties also stipulated to entry of judgment under Rule 54(b) and 28 U.S.C. § 1292(c)(2), which permits the entry of judgment in patent cases “which … [are] final except for an accounting.”  The parties also requested that the Court stay the remainder of the case pending Augme’s appeal to the Federal Circuit Court of Appeals.  The Court signed such an order on December 13, 2012, and entered it the next day.  Augme’s Notice of Appeal to the Federal Circuit Court of Appeals regarding the stipulated infringement of Yahoo!’s ‘320 patent is due to be filed on Monday, January 14, 2013.

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The Court issued its claim construction order on December 5, 2012.  Fact discovery has concluded, and initial expert reports are due on February 4, 2013.

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

On May 4, 2012, Velti filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6), but withdrew its Motion once Augme filed its First Amended Complaint. Velti then filed its Answer to the Amended Complaint on June 4, 2012.  After a Rule 16 scheduling teleconference was conducted with the Court on September 19, 2012, the Court entered a Scheduling Order which set the case for a seven day jury trial beginning on June 16, 2014.  In the meantime, the case has been referred to Magistrate Judge Sherry R. Fallon for the purpose of exploring Alternative Dispute Resolution.

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

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012, and Millennial Media withdrew its Motion to Dismiss on June 28, 2012.  A Scheduling Order was entered on September 28, 2012.  The case has been set for a seven day jury trial beginning on September 15, 2014.  In the meantime, the case has been referred to Magistrate Judge Sherry R. Fallon for the purpose of exploring Alternative Dispute Resolution.

The Reexamination of the ‘636 Patent.  In connection with Yahoo!’s defense of Augme’s claims in the counterclaim asserted in Augme Technologies, Inc. v. Yahoo! Inc., on August 31, 2011, Yahoo! filed a Request for Inter Partes Reexamination of Augme’s U.S. Patent No. 7,269,636 (Reexamination Control No. 95/001,734).  The United States Patent and Trademark Office granted Yahoo!’s request in a Reexamination Grant Order mailed on November 30, 2011. On August 14, 2012, the Examiner responsible for this reexamination proceeding issued a non-final Action Closing Prosecution, in which he rejected claims 1-4, 9, 14, 20, 21 and 25.  The other claims of the ‘636 patent are not subject to reexamination.  On September 14, 2012, Augme filed a Response to the Action Closing Prosecution, responding to the grounds for rejection presented by the Examiner.  On October 15, 2012, Yahoo! submitted its comments to Augme’s September 14 Response to the Action Closing Prosecution.  Currently, this matter remains pending.

The Reexamination of the ‘320 Patent. In connection with Augme’s defense against Yahoo!’s counterclaim in Augme Technologies, Inc. v. Yahoo! Inc., on October 26, 2011, Augme filed a Request for Inter Partes Reexamination of Yahoo!’s U.S. Patent No. 7,640,320 (Reexamination Control No. 95/001,794).  The United States Patent and Trademark Office issued an Order Granting Augme’s Request for Inter Partes Reexamination on December 20, 2011. On the same day, the Examiner issued an Office Action rejecting claims 1-4 and 6-10 of the ‘320 patent.  On February 21, 2012, Yahoo! filed a Response to the December 20 Office Action, and on March 22, 2012, Augme submitted its comments in light of the December 20 Office Action and Yahoo!’s February 21 Response.  Shortly thereafter, on April 19, 2012, the Examiner issued an Action Closing Prosecution confirming claims 3 and 9, and rejecting claims 1,2,4, 6-8 and 10.  Yahoo! filed comments in response on May 21, 2012, and Augme did the same on June 20, 2012. The Examiner then issued a Right of Appeal Notice (“RAN”) on July 31, 2012, withdrawing the previous rejections and confirming claims 1-4 and 6-10.  Augme appealed this decision to the Board of Appeals on August 31, 2012 and filed its brief on October 31, 2012.  Yahoo! filed its rebuttal brief on November 30, 2012. Currently, this matter remains pending.

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

NOTE 9 — CONCENTRATION OF RISK

During the quarter ended November 30, 2012, three customers accounted for approximately 9.0 percent, 6.2 percent and 5.3 percent of the Company’s revenue and no other customer accounted for over 5 percent of revenues.  During the quarter ended November 30, 2011 there were three customers that accounted for approximately 23 percent of revenues.

During the nine months ended November 30, 2012, two customers accounted for approximately 9.9 percent and 7.4 percent of the Company’s revenue and no other customer accounted for over 5 percent of revenues.  During the nine months ended November 30, 2011 there were three customers that accounted for approximately 23 percent of revenues.

At November 30, 2012, three customers accounted for 29 percent of accounts receivable, the largest of which accounted for 11.7 percent.  At February 29, 2012, three customers accounted for 25 percent of accounts receivable, the largest of which accounted for 10.8 percent.

NOTE 10 — RELATED PARTY TRANSACTIONS

On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos Communications IP Holdings, Inc. (“Geos IP”).  The fair value of the consideration given for the acquisition of the Geos IP stock was $4.2 million, which included $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share).  The Company is indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of Geos IP. In order to secure payment of any loss, the approximate 1.9 million shares of Augme’s common stock will be held for the benefit of the sellers in escrow for a period of up to 14 months following the closing date of the acquisition.

The Company’s former Chief Executive Officer, Paul Arena, was a director of Geos Communications, Inc. (the “Parent”), which is the parent company of Geos IP, until March 8, 2010 and is an owner of the Parent’s common stock and options to purchase the Parent’s common stock. The Company’s former director, Ernest W. Purcell, and Phillip C. Rapp, Jr., the Company’s former Executive Vice President of Strategic Planning, are preferred stockholders of Geos IP. After the indemnification period is concluded, Mr. Purcell will receive 25,492 shares of the Company’s common stock and Mr. Rapp will receive 33,468 shares of the Company’s common stock as consideration in the transaction. Mr. Arena did not receive any consideration in the transaction.

In September 2012, the Company issued a note payable in the amount of $200,000 to Ernest W. Purcell, a former director. The Company also issued to Mr. Purcell warrants to purchase 50,000 shares of common stock of the Company.  The loan, which was used for working capital, was paid in full in October 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended November 30, 2012 and 2011, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

This report contains forward-looking statements.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:

●      overall economic and business conditions;

●      the demand for our products and services;

●      competitive factors in the industries in which we compete;

●      the results of our pending and future litigation;

●      the emergence of new technologies which compete with our product and service offerings;

●      our cash position and cash burn rate;

●      other capital market conditions, including availability of funding sources;

●      the strength of our intellectual property portfolio; and

●      changes in government regulations related to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” included in other reports we file with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

Business Update

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2012 and February 29, 2012, the Company had accumulated deficits of $87.4 million and $72.5 million, respectively. The Company is subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, challenges related to the successful development and marketing of its products and services, and the integration of business combinations, and competition from substitute products and services and by larger companies with greater financial, technical management and marketing resources. As of November 30, 2012, the Company had working capital of $2.9 million, and cash and cash equivalents of $1.8 million. In order to fund existing operations for the remainder of fiscal 2013 and into fiscal 2014, the Company will need to raise additional cash through equity or debt financings, and/or sell certain strategic assets, such as its purchased technology or patent portfolio.  There is no certainty that the Company has the ability to raise additional funds through debt or equity financings under terms acceptable to the Company, or that the Company has the ability to sell strategic assets, which, if a sale is completed, may adversely affect ongoing operations.

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. We intend to minimize cash spend while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry. We believe that the restructuring plan will improve cash flow by approximately $6.0 million on an annual basis.  Additionally, as part of this restructuring plan, we have made the decision to market certain patents for sale, specifically the IP and patents acquired in the Geos IP asset acquisition and the JAGTAG business combination.  Due to active efforts undertaken in the third quarter to market certain patents for sale and as a result of the interim period goodwill impairment assessment (see Note 6), management concluded that a triggering event has occurred requiring us to assess whether the carrying amount of our certain intellectual property assets is recoverable. Identified intangible assets are included in both reporting units of our single operating segment.  However, the intellectual property for which indications of impairment existed during the period are included in the IP Holding reporting unit, and those assets that were determined to be impaired amounted to a net carrying value of $9.3 million prior to the impairment write-down. The Company estimated the fair value of the patents subject to the impairment analysis by calculating the expected proceeds to be received through a sale, exclusive license agreement and royalties that would have been paid to a third party had the Company not owned the patents. The expected proceeds to be received through a sale did not include an estimate of fees to be received by the company related to participating in future licensing fees received by a purchaser.  Such fees are considered contingent gains and are recognized when earned.

Following the completion of that analysis, the Company determined that the fair value of the patents acquired in the Geos IP asset acquisition and the JAGTAG business combination, which are not core to the ongoing business operations, were less than the carrying value primarily due to the reduction in the expected future cash flows to be received through potential licensing or sale since the Company has restructured and changed its strategy related to certain non-core assets. As a result, the Company recorded an impairment charge of $5.6 million in the third quarter of fiscal 2013, which was included in the Impairment of long-lived identified intangibles and decline in fair value of long-term investment.

The fair values of the GEOS and JAGTAG IP patents are presented as Intangible assets available for sale in the consolidated balance sheets, as the Company obtained approval of the board prior to November 30, 2012 to market the patents for sale.  We believe that this plan will be implemented within the next 12 months.

In September 2012, we borrowed $450,000 from two lenders. The loans were used for working capital. We borrowed a total of $250,000 from one lender.  This loan bears interest at the rate of 12% per year and is due to be paid on the earlier of the first anniversary of the loan, the closing of a financing transaction through which we raise gross proceeds of not less than $10 million, an event of default as defined in the promissory note or upon a change of control as defined in the promissory note. In addition, we issued a note payable in the amount of $200,000 to Ernest W. Purcell, a former director. This loan was paid in full in October 2012.

On October 3, 2012, we completed a public offering of our securities pursuant to which we sold 8.5 million shares of common stock registered on a Form S-3 registration statement at a price to the public of $0.80 per share. We also issued warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering, leaving approximately $48.0 million in value of unsold securities of the $75.0 million registered on the Form S-3, which we filed in June 2011. We intend to use the net proceeds from this offering for organic expansion in existing and new markets and for general corporate purposes.

Business

Augme provides mobile marketing and advertising technology and services that enable brands, advertising agencies, media companies and enterprise customers to seamlessly drive sales, engagement and loyalty. Augme purchased the assets of the mobile marketing and mobile advertising company, Hipcricket, Inc. (“Hipcricket”) in August 2011 following the acquisition of the assets of JAGTAG, Inc. in July 2011. Hipcricket is a mobile marketing company that creates measurable, real-time, one-to-one relationships between advertisers and their customers and prospective customers using text messages, multimedia messages, mobile web sites, mobile applications, mobile coupons, quick response codes and a mobile advertising network. Augme markets its services primarily through a direct sales force as well as through other service providers. Marketing and selling our software and services under the Hipcricket brand, our platform has provided measurable successes across more than 225,000 campaigns for our clients.

Hipcricket’s AD LIFE Platform (the “Platform”) is a true end-to-end mobile marketing and mobile advertising solution, enabling customers to quickly create, deploy and measure rich-media, interactive marketing campaigns across multiple networks and devices through a single access point. Campaigns built on this proprietary software-as-a-service (“SaaS”) platform provide optimized marketing messages to the consumer by delivering Customer Relationship Management (“CRM”)-driven personalized brand experiences to customers where they work, play and live. The Platform is a product of combining Hipcricket’s Hip 7.0 and Augme’s AD LIFE and AD SERVE platforms and technologies. For the quarter ended November 30, 2012, approximately 37% of revenues related to Software as a Service (“SaaS”)-based sales, approximately 40% of revenues related to mobile advertising solutions and approximately 23% of revenues were generated from other sources, including individual campaign fees, development work for marketing campaigns and shorter term licenses.

The Platform features an analytical engine that uses real-time campaign data, enabling brands, advertising agencies and media companies to plan, execute, monitor and measure mobile marketing and advertising campaigns in real time throughout the campaign lifecycle. Through Hipcricket, Augme has delivered over 225,000 campaigns to date and has over a 95% renewal rate among its 220+ total customer base.

The Platform is built on Augme’s patented intellectual property (“IP”). Augme has invested a significant amount of its resources and capital building its patent portfolio, which management believes is foundational to targeted Internet functions, such as advertising, broadcasting and content delivery. The first of Augme’s core patents was granted in 2003 with a 1999 priority date, placing Augme’s invention ahead of the inception of many leading Internet advertising and mobile marketing companies. The patents cover a two code module system, designed to automatically assemble content delivery on back-end server systems allowing websites to target content to end-users’ preferences, networks, devices and installed Internet capabilities from any website destination. Augme believes that all patent families remain open for additional divisional and continuation-in-part filings with applications in various stages of approval.

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

Liquidity and Capital Resources

As discussed above, we completed a public offering of our securities on October 3, 2012 through which we raised $6.2 million in proceeds net of $0.6 million in cost related to the offering, we adopted a restructuring plan and we borrowed funds totaling $450,000, all of which positively impacted our liquidity during the quarter ended November 30, 2012.

Net cash used in operating activities was $10.4 million during the nine months ended November 30, 2012. Net cash used in operating activities reflects the net loss for the period, partially offset by depreciation and amortization, asset impairment, stock option and warrant expense and changes in operating assets and liabilities. Included in the net loss for the period was a non-cash adjustment to the acquisition related contingent obligation of $12.2 million. Net cash used in operating activities during the nine months ended November 30, 2011 was $10.0 million, reflecting the net loss for the period, partially offset by stock option and warrant expense, depreciation and amortization and changes in operating assets and liabilities.

Net cash used in investing activities was $6.9 million during the nine months ended November 30, 2012.  Cash of $3.2 million was used for payment of the Hipcricket acquisition-related contingent consideration.  We used $2.7 million for legal actions in support of our patent enforcement and $0.8 million to purchase patents, which we capitalize as intangible assets.  Additionally, the Company used cash of $0.2 million for a long-term investment.

On May 24, 2012, the Company acquired all of the common stock and all of the preferred stock of Geos IP. We paid $355,000 in cash and $3.8 million in Augme’s common stock (1,860,465 shares at a price of $2.05 per share) for the purchase.

During the second and third quarter of fiscal 2013, the Company issued 9,234,871 shares of common stock as part of the satisfaction of the contingent consideration obligation related to the acquisition of Hipcricket in August 2011.

Net cash used in investing activities during the nine months ended November 30, 2011 was $5.7 million, which included $4.0 million used for the purchase of Hipcricket and JAGTAG, as well as $1.7 million used for legal actions supporting our patent enforcement initiatives.

Aside from the loans we received in the amount of $450,000, net cash provided by financing activities during the nine months ended November 30, 2012 included the net proceeds received from the sale of our common stock of $6.2 million and proceeds received from the exercise of options and warrants of $1.3 million. During the nine months ended November 30, 2011, cash was provided by net proceeds received from the sale of common stock of $18.7 million and proceeds received from the exercise of stock options and warrants of $2.8 million.

As previously discussed, our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2012 and February 29, 2012, the Company has accumulated deficits of $87.4 million and $72.5 million, respectively.

Since the end of the last fiscal year, we have experienced significant changes in our capital stock, stockholders' equity and net assets.  The number of shares of our common stock outstanding has increased by 21.6 million shares, primarily as a result of the sale of our common stock and the payment with stock of the contingent consideration related to the acquisition of Hipcricket in August 2011.

On June 29, 2011, we filed a Form S-3 registration statement with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. The registration statement allows us to raise capital by engaging in securities offerings from time-to-time, as funds are needed. Following the public sale of our securities made in November 2011 and October 2012, there remains approximately $48.0 million in value of unsold securities of the $75.0 million registered.

Trends, Events and Uncertainties

The Company operates in the mobile marketing industry and, accordingly, its business, revenues, results of operations and prospects can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: lack of cash and the ability to raise cash as and when needed; unanticipated fluctuations in quarterly operating results, adverse changes in the Company’s relationship with significant customers or failure to secure contracts with other customers, intense competition, regulation that may adversely impact the Company’s operations, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

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

In late 2010, the FTC and the Department of Commerce each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation.  If “Do Not Track” legislation is passed, it could negatively impact our mobile ad network.  Any significant restriction on our ability to utilize the functions of our technology could have a material adverse effect on our business, revenues, results of operations and prospects.

Industry Overview

We believe that the convergence of several factors is fundamentally changing the way advertisers reach their audiences. We anticipate consumers will continue to increase their usage of mobile devices as their medium for content consumption, creating a significant opportunity for mobile advertising. These factors include:

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

AD LIFE allows us to provide our clients with a full suite of mobile marketing services, thus providing an end-to-end, mobile campaign management software system. The Platform delivers the following benefits to our customers:

	Device recognition technology that formats traditional digital assets into content that can be viewed on virtually any mobile device regardless of operating system or network provider;


Open architecture which we believe offers the widest variety of CRTs in the mobile market today, including SMS, MMS, 2D / QR codes, logo, and audio recognition; these CRTs allow consumers to use their mobile devices to easily and instantly access on-demand digital content;


Ability to measure campaign effectiveness using data analysis gathered and processed using proprietary techniques; these key metrics and results of client campaigns include demographic and behavioral data;

	Ease of implementation and integration with a brand’s existing enterprise resource planning and CRM systems provides the ability to optimize campaigns and fulfillment; and

	The software platform enables our customers to implement mobile campaigns in a short time frame, typically 10-20 days.

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

Our Strategy

Our strategy is to be one of the leading providers of mobile marketing and advertising solutions across multiple media types and channels.  The principal elements of our strategy are to:

	Capitalize upon our existing patented technology to further develop new product innovations and licensing opportunities, fully leveraging the value of our technology and patent portfolio;

•	Invest in our platform to address changes in our end markets and technology;

•	Further penetrate brands within our existing customer base and add new strategic relationships with brands and advertising agencies;

•	Grow our revenue and focus on achieving profitability;

•	Continue to pursue strategic acquisitions that will increase our market share, technology leadership or our expanding geographic footprint; and

•	Monetize the value of our intellectual property through patent enforcement, licensing and collaboration efforts.

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

We seek to monetize our unique IP through our business operations and by licensing our IP to others and, when necessary, we enforce our IP rights through litigation. We have and will continue focused efforts to collect royalties and appropriate compensation from those that use our patented inventions and brands without authorization. We believe the prospect of infringement damages in connection with enforcement of our IP rights may also carry significant value. Assuming collection of any such infringement damages, we believe that such collection would provide a return on our investment in invention, licensing and enforcement.

Augme’s patent portfolio includes patents that variously extend protection through 2027 and cover the following technology areas:

•	Customized content delivery to any Internet-enabled device;
•	Device, browser, software, and profile detection with content targeting;
•	Content targeting based on profiles and ambient conditions;
•	Content targeting based on profiles within virtual environments;
•	Adaptive voice technologies for mobile environments;
•	Voice advertising capability;
•	VoIP-enabled mobile marketing - click to call;
•	VoIP-enabled E-Commerce; and
•	VoIP-enabled services & support.

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

With over 225,000 campaigns completed to date through our patented technology platforms, we continue to develop new and innovative technologies and inventions.

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

We own fourteen U.S. patents and over 80 pending U.S. and foreign patent applications.  As innovations and inventions emerge from our operating business, additional patents, trade secrets, and trademarks may be filed.

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

Goodwill

During period ended November 30 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Mobile Marketing and Advertising reporting unit, the only reporting which has allocated goodwill. These indicators included the recent trading values of the Company’s stock, coupled with market conditions, recurring losses and the restructuring undertaken during the period. Upon completion of our initial qualitative assessment, we could not conclude that it was more likely than not that the fair value of the Operating  reporting unit was more than the carrying amount, and therefore we performed the first step of the two-step process for evaluating the recoverability of recorded goodwill. The first step of this interim period goodwill impairment assessment compared the fair value of the related reporting unit with its carrying amount, including goodwill. The result of the first step of the Company’s interim period assessment of the recoverability of goodwill did not result in an indication of impairment.  As such, step two was not completed and no impairment charge related to goodwill has been recorded during the period.  The fair value of the Mobile Marketing and Advertising reporting unit was based on the income approach and the market approach.

Prior to completing the goodwill impairment test, the Company tested the recoverability of the Mobile Marketing and Advertising unit long-lived assets (other than goodwill) and concluded that such assets were not impaired. The Company also performed a test of the recoverability of the Intellectual Property Holding (“IP Holding”) reporting unit, which resulted in an impairment of long-lived intangible assets (see Note 7).  However, no goodwill is allocated to the IP Holding reporting unit.

The result of the interim period impairment test did not result in an indication of impairment.  However, any further reductions in the assessed fair value of the reporting unit greater than approximately 8-12%, or a deterioration of the related fair value inputs, would likely result in an impairment charge in the period. This assessment was completed based on the current carrying value of the Mobile Marketing and Advertising reporting unit.

The Company will perform its annual impairment test during the fourth quarter.

Results of Operations

The discussions below are not necessarily indicative of the results which may be expected for any subsequent periods and pertains only to the results of operations for the three and nine months ended November 30, 2012 and 2011. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

Comparison of Three Months Ended November 30, 2012 to Three Months Ended November 30, 2011

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, Multimedia Messaging Service (“MMS”) messages, QR codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using Application Programming Interfaces (“APIs”).  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended November 30, 2012, revenues were $7.4 million compared with $4.4 million in the quarter ended November 30, 2011, an increase of 68%. We continue to experience higher demand for our AD LIFE Platform.  During the quarter ended November 30, 2012, approximately 20% of our revenues were generated by three customers.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended November 30, 2012, cost of revenue increased 118% to $3.1 million from $1.4 million in the quarter ended November 30, 2011, as a result of higher revenues and a shift in business toward a greater percentage of sales from mobile advertising which carries a greater cost of sales.  The gross profit margin for the quarter ended November 30, 2012 was 59% compared with 68% during the quarter ended November 30, 2011.  The change in margin is primarily a result of the shift in business towards mobile advertising sales.

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

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. Sales and marketing expense increased $0.1 million, or 2%, to $3.8 million at November 30, 2012 compared to $3.7 million at November 30, 2011.  The increase in sales and marketing expense is related to headcount that was added during the second quarter and other increased sales activities.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. We experienced a $0.1 million increase, or 9%, in these expenses to $1.9 million at November 30, 2012 compared to $1.8 million at November 30, 2011. The increase is primarily related to headcount that was added during the second quarter and other increased activities.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense decreased $3.2 million, or 48%, to $3.5 million at November 30, 2012 compared to $6.7 million at November 30, 2011.   The decrease is primarily a result of lower legal fees, professional fees, and outside services.

Depreciation and amortization expense. Depreciation and amortization expense of $1.6 million for the quarter ended November 30, 2012 increased by $0.4 million from $1.2 million for the quarter ended November 30, 2011.  This increase is related to the amortization of costs associated with the generation and defense of patents.

 Impairment loss. During 2011 and 2012, we invested in expanding our patent portfolio. With the decision to restructure our business and focus on the operations of Hipcricket, we decided to explore opportunities to market and sell the rights to the Geos and JAGTAG IP assets that no longer fit within management’s strategic plans, as they are not core to the operations of Hipcricket. As a result of active efforts undertaken in the third quarter to sell certain of our patents, management has concluded that the carrying amounts for these assets were impaired, resulting in a charge of $5.6 million for the three months ended November 30, 2012.  Additionally, management has determined that a certain long-term investment is likely to have no future value and has fully impaired the asset, resulting in a charge of $0.2 million for the three months ended November 30, 2012.

Net Loss

Our net loss was $5.0 million for the quarter ended November 30, 2012 compared with net loss of $11.4 million for the quarter ended November 30, 2011.  The $6.4 million decrease in net loss was mostly attributable to a $7.3 million adjustment to the acquisition related contingent consideration at the measurement date, decreased general and administrative expenses and increased sales volume, partially offset by a $5.8 million impairment loss.

Comparison of Nine Months Ended November 30, 2012 to Nine Months Ended November 30, 2011

Revenue

For the nine months ended November 30, 2012, revenues were $18.7 million compared with $6.9 million in the nine months ended November 30, 2011, an increase of 170%.  The increase was mostly due to a higher demand for our AD LIFE Platform.  During the nine months ended November 30, 2012, approximately 20% of our revenues were generated by three customers.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the nine months ended November 30, 2012, cost of revenue increased 243% to $7.5 million from $2.2 million in the nine months ended November 30, 2011.  The increase is a result of increased hosting, short codes and mobile ad inventory to support the increased sales activity. The gross profit margin for the nine months ended November 30, 2012 was 60% compared with 69% in the nine months ended November 30, 2011.  The change in margin is primarily a result of the shift in business towards mobile advertising sales.

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

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. Sales and marketing expense increased $4.5 million, or 67%, to $11.3 million compared to $6.8 million at November 30, 2011.  The increase in sales and marketing expense is primarily related to commissions paid for higher revenues, recruiting expense and other increased sales activities.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. Technology and development expense increased $2.9 million to $5.9 million at November 30, 2012 compared with $3.0 million at November 30, 2011. The increase is primarily related to additional headcount in support of revenues, recruiting expense and other increased development activities.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense decreased $3.2 million, or 23%, to $10.4 million at November 30, 2012 compared to $13.6 million at November 30, 2011.  The decrease is due to a $0.7 million decrease in professional fees and a $1.7 million decrease in warrant expense.

Depreciation and amortization expense. Depreciation and amortization expense of $4.7 million for the nine months ended November 30, 2012 increased by $2.9 million from $1.8 million for the nine months ended November 30, 2011.  This increase is related to the amortization of costs associated with the generation and defense of patents.

Impairment loss. During 2011 and 2012, we invested in expanding our patent portfolio. With the decision to restructure our business and focus on the operations of Hipcricket, we decided to explore opportunities to market and sell the rights to the Geos and JAGTAG IP assets that no longer fit within management’s strategic plans, as they are not core to the operations of Hipcricket. As a result of active efforts undertaken in the third quarter to sell certain of our patents, management has concluded that the carrying amounts for these assets were impaired, resulting in a charge of $5.6 million for the three months ended November 30, 2012.  Additionally, management has determined that a certain long-term investment is likely to have no future value and has fully impaired the asset, resulting in a charge of $0.2 million for the three months ended November 30, 2012.

Net Loss

Our net loss was $14.8 million for the nine months ended November 30, 2012 compared with net loss of $21.4 million for the nine months ended November 30, 2011.  Net loss for the period ended November 30, 2012 included a $12.2 million adjustment to the acquisition related contingent consideration at the measurement date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and our stock price risk. As of November 30, 2012, we held no positions with market risk that could potentially have a material impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of November 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 7, Contingencies, of Notes to the Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

The risk factors included at “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 are incorporated by reference into this report. If any of those risks or if the risk included below were to occur, our business, financial condition, cash flow or prospects and results of operations could be severely harmed. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

If our legal actions against third parties for alleged infringement of our intellectual property rights are not resolved in our favor, our business and prospects may be impaired.

We believe that some of our competitors have inappropriately incorporated our proprietary technology into their products.  We are engaged in a number of legal actions against third parties for alleged infringement of our intellectual property rights but we cannot guarantee the outcome of these actions.  We will incur significant costs in this litigation and there can be no assurance that we will prevail or that any damages we receive will cover our costs. Furthermore, the litigation may divert our technical and management personnel from their normal responsibilities. The occurrence of any of the foregoing could adversely affect our ability to pursue our business plan.  In addition, if the court determines that the patents in question are not as broad as currently believed, or otherwise issues rulings that limit the protection provided by such patents, we may suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies based on such patents.  As a result, there could be an adverse impact on our financial condition and business prospects.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Certificate of Incorporation and all amendments thereto. (1)

3.2	Bylaws, as amended. (2)

10.1	Employment Agreement effective September 10, 2012 between the registrant and Thomas DeLuca. + (3)
10.2	Offer Letter effective September 10, 2012 between the registrant and Robert F. Hussey. + (3)
10.3	Warrant dated September 10, 2012 between the registrant and Robert F. Hussey. + (3)
10.4	Resignation Letter dated September 10, 2012 by and between the registrant and Robert F. Hussey. + (3)
10.5	Severance and General Release Agreement effective September 20, 2012 by and between the registrant and Phillip C. Rapp, Jr. + (4)
10.6	Note and Warrant Purchase Agreement dated September 18, 2012. (5)
10.7	Promissory Note dated September 18, 2012. (5)
10.8	Warrant dated September 18, 2012. (5)

10.9	Separation and Release Agreement dated September 25, 2012 by and between the registrant and Paul R. Arena. + (6)
10.10	Warrant Agreement dated September 25, 2012 issued to Paul R. Arena. + (6)
10.11	Form of Underwriting Agreement between the registrant and Northland Securities, Inc. (6)
10.12	Form of Underwriter Warrant (6)
10.13	Form of Investor Warrant (6)
10.14	Amendment to Severance and General Release Agreement effective September 20, 2012 dated October 15, 2012 by and between the registrant and Phillip C. Rapp, Jr. + (7)

10.15	Separation and Release Agreement dated October 18, 2012 by and between the registrant and Thomas DeLuca. + (8)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
____________________
+Management contract.
*Filed herewith.

(1)  Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2012.
(2)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006.
(3)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(4)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.
(5)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2012.
(6)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012.
(7)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2012.
(8)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: January 9, 2013	By:	/s/ Robert Hussey
Robert Hussey
Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer