Form 10-K
period 2013-02-28
Augme Technologies, Inc.
filed 2013-05-24
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-57818

Augme Technologies, Inc.
(Name of issuer in its charter)

DELAWARE	20-0122076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 CARILLON POINT
KIRKLAND, WA 98033
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the OTC Bulletin Board on August 31, 2012 was approximately $142.3 million and was last sold on the OTC Bulletin Board on May 7, 2013 at a price of $0.34 per share.

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, on May 7, 2013 was 129,564,226.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Form 10-K for the Year Ended February 28, 2013

PART I

Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	15
Item 2.	Description of Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures Report of Management on Internal Control over Financial Reporting	70
Item 9B.	Other Information	71

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	75
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions, and Director Independence	87
Item 14.	Principal Accounting Fees and Services	89

PART IV

Item 15.	Exhibits and Financial Statement Schedules	91
	Signatures	90

-i-

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

    ●   other capital market conditions, including availability of funding sources; and

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

ITEM 1. BUSINESS

Overview

Augme® Technologies, Inc. (“Augme,” the “Company,” “we,” “us”), Augme® (“Augme”), AD LIFE® (“AD LIFE”), AD SERVE® (“AD SERVE”), A+® (“A+”), Hipcricket® (“Hipcricket”), Boombox® (“Boombox”) and the Company logos are trademarks of Augme Technologies, Inc.

Augme Technologies, Inc., a Delaware corporation, is a leader in mobile marketing and advertising technology and services that enable brands, advertising agencies, media companies and enterprise customers to seamlessly drive sales, engagement and loyalty. We have one reporting segment headquartered in Kirkland, Washington. We were formerly known as Modavox, Inc. and changed our name to Augme Technologies, Inc. in February 2010.  In August 2011, we purchased the assets, including the tradename, of Hipcricket, Inc., a Delaware corporation.

On March 14, 2012, we formed a wholly-owned subsidiary, Hipcricket, Inc. (“Hipcricket”), under which we sell the Hipcricket brand software and services to customers.  Hipcricket is a mobile advertising and marketing company that creates measurable, real-time, one-to-one relationships between advertisers and their customers and prospective customers using text messages, multimedia messages, mobile web sites, mobile applications, mobile coupons, quick response codes and a mobile advertising network.

Hipcricket’s proprietary software-as-a-service (“SaaS”) AD LIFE Platform (the “Platform”) combines Hipcricket’s Hip 7.0 and Augme’s AD LIFE and AD SERVE platforms and technologies. The Platform is a true end-to-end mobile marketing and mobile advertising solution featuring an analytical engine that uses real-time campaign data, enabling customers to quickly create, deploy, monitor, and measure interactive mobile marketing and advertising campaigns in real time throughout the campaign lifecycle across multiple networks and devices through a single access point.  Campaigns built on our Platform provide optimized marketing messages to customers where they work, play and live by delivering Customer Relationship Management (“CRM”)-driven personalized brand experiences.  We have delivered over 250,000 campaigns to date and have over a 95% renewal rate among hundreds of customers.  We market our services primarily through a direct sales force.

Our Platform is built on our patented intellectual property (“IP”).  We have invested significant resources and capital building our patent portfolio, which we believe is foundational to targeted Internet functions, such as advertising, broadcasting and content delivery.  We have developed and procured IP rights as a key aspect of our business strategy.  We also generate IP from our internal development activities and through acquisitions.

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. In order to strengthen our position in the mobile marketing and mobile advertising industry, we intend to carefully invest our resources and protect our strategic assets, including our investment in our core patents, while continuing to identify and implement additional cost savings.

Industry Overview

Over $150 billion is spent annually in the U.S. on traditional print marketing media across six major channels: magazine, point-of-purchase, newspaper, free standing inserts, out-of-home, and direct mail.   However, we believe that the way advertisers reach their audience is fundamentally changing, shifting more attention to digital channels to reach consumers, driven by the convergence of several factors including:

The disruption of the advertising industry by mobile advertising.

As advertisers seek to maximize the effectiveness of their campaigns, we believe the attractiveness of traditional advertising media, such as outdoor billboards, newspapers, magazines, radio and even television, is declining relative to digital advertising. We believe this decline is due to several inherent limitations of traditional advertising, including its limited ability to target specific audiences and measure audience reach, difficulty in measuring performance effectiveness, and in some cases its limited geographic range. According to a December 2011 report by eMarketer, Inc. which publishes data, analysis and insights on digital marketing, media and commerce, consumers are spending a larger proportion of their time with digital media and less time with traditional media.  However, advertising spending is significantly lower on mobile than it is for other types of media, relative to time spent with each type of media. Although there is still significant spending on traditional advertising, advertisers are shifting their budgets to digital channels, both online and mobile.

Digital advertising has limitations, despite its increased effectiveness compared to traditional advertising.

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

Limited real-time accessibility. Computers are typically used at home or in the office. Even laptops that can travel with users are usually used from a fixed location, where they are turned on and wirelessly connected to the Internet. As a result, user engagement with ads is generally limited to the time spent in front of the computer screen in a fixed location.

Limited location targeting. Most location targeting through PCs is limited to a broad geographic area based on the records of the user’s Internet service provider. This limits the ability to deliver highly targeted advertising that is relevant to a consumer.

Mobile usage has disrupted how content is consumed.

Consumers are increasingly using their mobile devices instead of their personal computers and other traditional media to access content. Consumers use their mobile devices in all aspects of their daily lives, such as reading the news, playing games, checking sports scores, shopping, checking the weather, banking, obtaining maps and directions and listening to the radio. According to eMarketer, Inc., the amount of time spent by consumers with their mobile devices is rising at a faster rate than the time spent viewing other types of media.

Adoption of faster and more functional mobile connected devices create unprecedented mobile advertising and marketing opportunities.

The ubiquity and utility of mobile devices continue to grow, empowering advertisers and marketers with an unprecedented audience and delivery capabilities never seen before. There has been widespread adoption of mobile connected devices, driven by intuitive user interfaces, lower price points, increased functionality, faster processing speeds, better graphics processors and advanced display technologies with touch capabilities. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile connected devices. A 2012 report by Cisco Systems projects that by the end of 2013, the number of mobile-connected devices will exceed the number of people on earth and by 2017 there will be over 10 billion mobile-connected devices, or nearly 1.4 mobile devices per capita. According to IDC, a global provider of marketing intelligence for the telecommunications and consumer technology markets, in 2013, the total number of smartphones shipped around the globe will surpass feature phones for the first time ever.  Combined with the roll-out of 4G networks, IDC predicts that 1.5 billion smartphones will be shipped globally by the end of 2017.  IDC also estimates that tablets will grow in share of the overall smart devices market from approximately 11% in 2012, to an estimated 16% by 2017 — with a projected growth rate of over 174% between 2012 and 2017. We anticipate consumers will continue to increase their use of mobile devices to consume content, creating a significant opportunity for mobile advertising.

The Mobile Advertising Opportunity

We believe mobile advertising provides significant benefits both to developers and to advertisers compared to traditional advertising media and PC-based online digital advertising. For developers, mobile advertising provides the opportunity to make money, acquire users and gain insight into mobile application (“app”) usage. For advertisers, the combination of the personal nature of mobile devices, their enhanced functionality and the rise of app-enabled experiences creates a powerful platform for highly targeted and effective advertising.   Mobile advertising leverages the benefits of nearly continual user access, personalization, location targeting and relevance, and enhanced user engagement and audience targeting.

Anytime, anywhere access. Mobile devices generally accompany users at all hours of the day and are typically turned on at all times. This provides advertisers the opportunity for nearly continual access to the user. An advertiser can reach audiences at all stages of the purchase decision — awareness, research, opinion, consideration and ultimately, purchase — in order to increase the likelihood that the viewer will purchase the product or service being advertised. This ability to target audiences anytime, anywhere makes mobile advertising an attractive opportunity for advertisers, especially compared to newspapers, magazines, television and radio or to digital advertising delivered through personal computers.

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

Location targeting and relevance. Data from mobile devices is often shared in a manner that can identify the device’s location. This enables location-targeted advertising, which has the potential to increase the ad’s impact and relevance to the user. For example, firms can assess a PC-user’s online browsing behavior to provide limited targeting of advertising to that user. With mobile advertising, on the other hand, an ad can be targeted to a consumer who is in close proximity to a specific location, such as a retail store, or to a consumer who recently visited that store. We believe the ad also has the potential to influence the user to visit a nearby store.

More complete user engagement. Apps on mobile connected devices typically show one or two ads on each page view. We believe this limited number of ads on a small device screen can often capture the user’s attention better than the many banner ads on a typical PC-based web page. Furthermore, ads on a mobile device can take advantage of features of the device itself, such as the touch screen, swipe functionality and the accelerometer, which detects motion, to enable the user to manipulate and more deeply engage with the ad.  Mobile device users can also act upon an ad immediately by, for example, downloading an app or other content, calling an advertiser directly from the mobile phone, or using the map on the device to find a nearby retail store or service provider. In some cases, mobile users can even take their device to a store to physically redeem an offer from an ad.

Enhanced audience targeting. Due to the significant amount of data collected from a mobile device, highly specific audiences can be created based on location and behavioral and demographic preferences to match advertisers’ objectives. We believe this ability to create and deliver highly relevant audiences also enhances the value of advertising space for developers.

Our AD LIFE Mobile Advertising and Marketing Platform

Despite the proliferation of sophisticated mobile devices and the enormous marketing value promised by interacting directly with mobile consumers, marketers continue to struggle to find an easy, affordable, and effective way to fully integrate mobile phones into existing marketing and advertising campaigns. AD LIFE is our interactive SaaS platform that we believe solves this “mobile marketing puzzle”.  AD LIFE allows us to provide clients a full suite of mobile marketing and advertising solutions, thus providing an end-to-end, one-stop mobile campaign management software system. It also provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile phone users through traditional print advertising channels, thereby enhancing and extending communication, persuasiveness and effectiveness of existing campaigns.  AD LIFE does this through a comprehensive web portal with four fully integrated components:

●
Consumer Response: Turnkey tools to create and assign Consumer Response Tags (“CRTs”) that allow consumers to use their mobile phones for easy and instant access to on-demand digital content. AD LIFE’s open architecture offers a wide variety of CRTs in the market today, including Short Message Service (“SMS”), 2D codes, logo, and audio recognition.

●
Content Formatting: While 30% of Internet search is done via a mobile device, it has been estimated that only 2% of digital assets are formatted for proper viewing via a mobile device. The sophisticated device detection system in AD LIFE automatically renders existing digital assets for proper viewing and navigation on nearly any mobile device regardless of phone type, operating system, or mobile service provider.

●
Customer Relationship Management: Using data analysis gathered and processed using proprietary techniques, AD LIFE provides key metrics and results of client campaigns including demographic and behavioral data.

●
Promotional Partnerships: AD LIFE provides access to pre-negotiated and readily available branded content to complement existing promotions. These include rebates and coupons that operate through a partnership with one of the nation’s leading promotions transaction settlement providers, and many additional applications and services fully integrated with leading technology and service partners.

The Platform delivers the following benefits to customers:

●	Device recognition technology that formats traditional digital assets into content that can be optimized for virtually any mobile device regardless of operating system or network provider;

●
Open architecture which we believe offers the widest variety of CRTs in the mobile market today, including SMS, Multimedia Messaging Service (“MMS”), 2D / quality resolution (“QR”) codes, logo, and audio recognition, allowing consumers to use their mobile devices to easily and instantly access on-demand digital content;

●
Ability to measure campaign effectiveness using data analysis gathered and processed using proprietary techniques; these key metrics and results of client campaigns include demographic and behavioral data;

●	Ability to deliver multimedia to both smartphones and standard phones, without requiring the consumer to download an application prior to use;

●	Ease of implementation and integration with a brand’s existing enterprise resource planning and CRM systems provides the ability to optimize campaigns and fulfillment; and

●	Enables customers to implement mobile campaigns in a short time frame, typically 10-20 days.

The key differentiating feature of our end-to-end Platform is its ability to serve clients throughout the entire customer lifecycle. The Platform’s post-click engagement capabilities enable marketers to continuously re-engage with users for re-marketing purposes. Additionally, our Platform allows our customers the ability to deliver content to any mobile network, operating system or device, regardless of how the device landscape changes.  This ensures that brands have the capacity to reach 100% of any intended mobile marketplace for their messaging, whether through text, QR code, or other means.

Our Strategy

Our strategy is to continue to promote our AD LIFE Platform through the Hipcricket business. We intend to be one of the leading providers of mobile marketing and advertising solutions across multiple media types and channels.  The principal elements of our strategy are to:

●	Grow our revenue and focus on achieving profitability and positive cash flows from operations;

●	Further penetrate brands within our existing customer base and add new strategic relationships with brands and advertising agencies;

●	Capitalize upon our existing patented technology to further develop new product innovations and licensing opportunities, fully leveraging the value of our technology and patent portfolio;

●	Invest in our Platform to address changes in our end markets and technology;

●	Continue to pursue strategic acquisitions that will increase our market share, technology leadership or our expanding geographic footprint; and

●	Monetize the value of our intellectual property through patent enforcement, licensing and collaboration efforts.

We believe our patented mobile marketing solutions will enable us to pioneer a new era in marketing and new media communications with Internet applications and services for targeted consumers and communities worldwide.

Competition

The mobile marketing and advertising landscape, while in its early stages, is highly competitive and fragmented, with technology evolving rapidly. Competition in the market of mobile marketing applications and services is intense.  Our products face competition from many larger, more established companies.  In addition, the introduction of competing products and services could result in a decrease in the price charged by our competitors for their products and services, reduce demand for our products and services, or even make our products and services obsolete.  Many of the landscape’s significant players and new entrants are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape.  We believe we differentiate ourselves from the competition by offering complete, end-to-end mobile advertising and marketing solutions delivered through our Platform.

Customers

Through Hipcricket, we have successfully completed over 250,000 mobile campaigns to date with hundreds of clients across some of the leading brands in the U.S.  Furthermore, we have consistently maintained a customer renewal rate of over 95%.  Our products serve advertisers and ad agencies in many vertical markets including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

Our clients include:

●	More than 30 advertising agencies worldwide, including the three largest advertising companies in the world;
●	Four of the world’s top twelve pharmaceutical companies;
●	Five of the largest media companies in the world;
●	The largest provider both of mobile and fixed telephony in the US;
●	The world’s largest toy company;
●	The two largest food companies in the world; and
●	One of the largest auto manufacturers in the world.

Distribution

The AD LIFE Platform is primarily sold through our in-house sales force.

Intellectual Property Summary

At February 28, 2013, our patent portfolio covers technology inventions from 1999 to 2033 and protects technology which we believe is core to our business including:

●	Customized content delivery to any Internet enabled device;
●	Device, browser, software, and profile detection with content targeting;
●	Content targeting based on profiles and ambient conditions; and
●	Content targeting based on profiles within virtual environments.

We believe that our IP will be instrumental in our efforts to capitalize on the anticipated growth of mobile marketing and mobile advertising spending by our customers.  Our patents are an integral and foundational component of our technology platforms and services as well as providing potential for attractive partnership opportunities with third parties to license the technology within prescribed market verticals.  We are pursuing certain strategic licensing arrangements with companies that we have identified as using our patented methods and processes.  In addition, we are licensing our core technology and inventions directly to our clients.

We own 15 U.S. patents and several trademarks protecting the names of our products and identity in the marketplace. We are also pursuing additional patents that generally relate to our core competencies of targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology. We believe that protecting these key core competencies is a fundamental aspect of our strategy to penetrate the mobile marketing and mobile advertising markets.  Our AD LIFE technology platform allows us to provide customers with the only patented end-to-end mobile marketing solution in the U.S. that enables precise targeting, enhanced security, mobile content richness, and a solution to device and operating system diversity and fragmentation.  We believe this allows our customers to successfully expand their marketing and advertising engagement, loyalty, and sales efforts through the mobile channel.  We intend to continue developing our IP through our internal development activities to enhance our core technology platform.

In July 2011, we added to our family of patents through the acquisition of JAGTAG, Inc. (“JAGTAG”).  The acquired patents detail the implementation of apparatuses, methods, and systems for information querying and serving on the mobile and consumer Internet based on profiles. Information and/or advertisement providers are enabled to leverage profile information to serve context, demographic, and behavior targeted information to users on the mobile Internet using this invention.

On May 24, 2012, we acquired five additional issued U.S. patents through our acquisition of GEOS Communications IP Holdings, Inc. (“GEOS”).  These patents cover Voice over Internet Protocol (“VoIP”) and other critical mobility inventions.

During fiscal year 2013, we decided to explore opportunities to market and sell the rights to the GEOS and JAGTAG IP assets that no longer fit within our strategic plans, as they are not core to our Hipcricket operations, while retaining the rights to use the patents in our technology.  We continue to evaluate opportunities to monetize these IP assets.

We have engaged in several legal disputes with companies that we allege are infringing our patent portfolio. Pending patent infringement lawsuits and related matters are described in the section of this document titled “Legal Proceedings.”

Employees

At February 28, 2013, we had approximately 140 employees, including executive management, legal, accounting, administration, sales (including channel management), client services, technology development and IT infrastructure management, technical administration and implementation. We have no labor union contracts and believe relations with our employees are satisfactory.

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

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Form 10-K, the following are risks that we believe should be considered carefully in evaluating our business and an investment in our securities.  Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks.  The risks summarized below do not represent an exhaustive list and additional risks not presently known to us or that we currently consider immaterial may also impair our business and operations.

We have incurred a net loss from operations for the last three fiscal years.  We cannot anticipate with certainty what our earnings, if any, will be in any future period.

We have incurred a net loss from operations for each of the last three fiscal years.  For the fiscal years 2013, 2012, and 2011 our net loss from operations was $48.8 million, $22.6 million, and $12.5 million, respectively.  For the last fiscal year ended February 28, 2013, we had negative operating cash flows of $13.1 million.  Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.  The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties.  Furthermore, developing and expanding our business may require additional capital and other expenditures.  Accordingly, if we are not able to increase our revenue, we may never achieve or sustain profitability.

We are likely to need additional financing from time-to-time in order to continue our operations.  Financing may not be available to us when we need it.

Although we recently completed a $6.6 million financing, in the future we may need additional financing to continue our operations.  Financing may not be available to us on commercially reasonable terms, if at all, when we need it.  There is no assurance that we will be successful in raising additional capital or that the proceeds of any future financings will be sufficient to meet our future capital needs.

Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations and net worth.

Pursuant to accounting principles generally accepted in the U.S., we are required to annually assess our goodwill and indefinite-lived intangible assets to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in such factors and conditions. We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable.

During fiscal year 2013, we impaired $3.5 million of our capitalized patent litigation costs due to developments and/or settlements in the related cases, $25.9 million of our goodwill, and $8.4 million of our patents acquired in business combinations.  Materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our AD LIFE mobile marketing business could trigger future impairment in that business unit.  We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.

We have undergone management changes beginning in June 2010 and continuing through March 2013, which could adversely impact our ability to successfully implement our business strategy.

Since June 2010, we have had a number of changes to the management team and board of directors.  There can be no assurance that our new management team will function together successfully to implement our business strategy.  Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing and finance.

We had two acquisitions during the fiscal year 2012 and one acquisition during the fiscal year 2013. Our business could suffer if we are unsuccessful in integrating acquisitions.

We acquired two companies during the fiscal year ended February 29, 2012 and one company during the fiscal year ended February 28, 2013.   We may acquire additional companies in the future.  These transactions create risks such as disruption of our ongoing business, including loss of management focus on existing business, problems retaining key personnel, additional operating losses and expenses of the businesses we acquired, and the difficulty of integrating accounting, management and other administrative systems to permit effective management. In addition, valuations supporting our acquisitions could change rapidly given the current economic climate. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.

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

Mobile connected device users may choose not to allow marketing or advertising on their devices.

The success of our business model depends on our ability to deliver content to consumers on their mobile connected devices. Targeted delivery is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. Users may elect not to allow data sharing for a number of reasons, such as privacy and security concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from our platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality that facilitates tracking, targeting and content delivery, which may impair or disable our services on their devices, and device manufacturers may include these features as part of their standard device specifications. Companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective mobile marketing and advertising campaigns on behalf of our customers would suffer, which could adversely impact our operating results.

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

We believe that some of our competitors have inappropriately incorporated our proprietary technology into their products.  We have and may continue to spend significant resources to monitor and protect our intellectual property rights.  We have initiated several legal actions against third parties for alleged infringement of our intellectual property rights but we cannot guarantee the outcome of these actions.

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

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain disclosure controls and procedures.  As of February 28, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that, as of February 28, 2013, our disclosure controls and procedures were ineffective due to material weaknesses in our internal control over financial reporting. The material weaknesses were caused by the lack of personnel resources with an appropriate level of technical knowledge, experience and training in the accounting for business combinations and the preparation and review of the income tax provision and related income tax financial statement disclosure. This control deficiency resulted in the restatement of our financial statements for the fiscal year ended February 29, 2012 and our unaudited quarterly financial information for each of the quarters and year-to-date periods ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012, as described in Note 3 of our financial statements included in this report.

We have continued our efforts to remediate the identified material weaknesses by improving our internal controls and procedures by ensuring we have resources with sufficient knowledge and understanding of applicable generally accepted accounting principles and regulatory reporting requirements for our industry, including contracting the services of third party income tax accountants.

We cannot provide assurance that we will not be subject to material weaknesses in the future. Our failure to achieve and maintain an effective internal control environment could result in the loss of investors’ confidence in our financial reporting, our financial statements being unreliable, and a material decline in our stock price.  Our failure to maintain effective internal control over our financial reporting and disclosure controls and procedures could result in investigations, enforcement actions, and monetary and other sanctions by regulatory authorities, which could adversely affect our business and financial condition.

On February 26, 2013, we received a subpoena from the Securities and Exchange Commission (the “Commission”) that seeks documents and information with respect to statements made by us between October 2010 and April 2011 in certain press releases, investor presentations and filings with the Commission.

On February 26, 2013, we received a subpoena from the Commission that seeks documents and information with respect to statements made by us between October 2010 and April 2011 in certain press releases, investor presentations and filings with the Commission. The staff of the Commission (the “Staff”) has made previous inquiries relating to certain of the same subjects and we voluntarily provided responsive documents and information. We intend to fully comply with the subpoena and are currently in the process of providing responsive documents and information to the Staff.  The Commission has not made any specific allegations of misconduct or misrepresentation by us or any of our current or former officers, directors or employees.

We cannot predict the outcome of this matter.  If the Staff is not satisfied with our response to the subpoena or makes an adverse finding against us based on its investigation, it could recommend that the Commission bring a civil action against us for alleged violations of federal securities laws.  Any civil action or any negotiated resolution, which may involve, among other things, monetary relief, could have a material adverse effect on our business, results of operations and financial condition. Additionally, the period of time necessary to respond to the subpoena or resolve any investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

The passage of “do not track” legislation could have a material adverse impact on our business.

Internet privacy is an ongoing issue of concern to consumers.  A survey released by Pew Internet in March 2012 on search engine use found that 73% of respondents said they would “not be OK” with search engines tracking their searches.  According to the survey, the respondents believed that using tracked information from past searches to personalize their future searches was an invasion of their privacy.  Pew Internet found that this applied to all age groups.  In late 2010, the Federal Trade Commission (“FTC”) and the Department of Commerce (“DOC”) each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation.  The FTC has also increased its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers.  A number of privacy and data security bills have been introduced in Congress that address the collection, maintenance and use of personal information, web browsing and geo-location data, and establish data security and breach notification requirements.  Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches.  Several Congressional hearings have examined privacy implications for online, offline and mobile data.  Messaging using SMS and MMS is always permission based, but if “do not track” legislation is passed, it could negatively impact our mobile ad network. Any significant restriction on our ability to utilize these functions could have a material adverse result on our business, revenues and results of operations.

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

Sales to two customers accounted for approximately 16% of our revenue in fiscal year 2013.  Contracts with our customers generally have no specified term.  If revenues from these key customers decline for any reason (such as competitive developments), our revenues would decline and our ability to become profitable would be impaired.  It is important to our ongoing success that we maintain these key customer relationships and at the same time develop new customer relationships.

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

Future securities issuances by us may have dilutive or adverse effects on our existing shareholders.

We historically have financed our operations and strategic acquisitions primarily through the sale of common stock or other securities convertible or exchangeable for our common stock. We may in the future issue additional shares of common stock or convertible securities that could dilute the ownership interest of existing shareholders or may include terms that give new investors rights superior to existing shareholders. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.  We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have liquidation and other rights superior to those of existing shareholders.

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

The Over-the-Counter Bulletin Board (the “OTCBB”), on which our common stock is quoted, is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

● Our ability to compete effectively;
● Our ability to continue to attract clients;
● Our ability to attract revenue from advertisers and sponsors;
● The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
● General economic conditions and those economic conditions specific to the internet and internet advertising;
● Our ability to keep our products and services web sites operational at a reasonable cost and without service interruptions;
● The success of our product expansion; and
● Our ability to attract, motivate and retain top-quality employees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 4400 Carillon Point in Kirkland, Washington where we lease 21,000 square feet of space for administrative, technical, sales and client services personnel under a lease that expires in December 2013. Additionally, we lease 11,850 square feet of space at 350 Seventh Avenue, 2nd Floor, in New York, New York for administrative, sales, compliance, legal, and client services personnel under a lease that expires in November 2014.  We lease 8,452 square feet of office space in Atlanta, Georgia, for technical, sales and production personnel. This lease expires in November 2015. Additional satellite sales offices, (the “Satellite Offices”), are located in Chicago, Illinois, Los Angeles, California, San Francisco, California and Dallas, Texas. The Satellite Offices are all less than 1,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Litigation Update

Ongoing Litigation

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

The case is a patent infringement case originally filed by Augme against AOL, Inc. and Time Warner, Inc. in the Central District of California and subsequently transferred to the Southern District of New York.  It also originally included a trademark infringement action against AOL, Inc. for use of the BOOMBOX trademark which has subsequently been dismissed.  In its patent infringement claim, Augme sought both monetary relief for patent infringement damages and injunctive relief against further infringement by AOL and Time Warner.  The AOL defendants and Augme agreed to settle litigation between themselves and,on February 26, 2013, the case was dismissed between those parties. The stayed case remains pending against Time Warner, Inc.  Below is a summary of the current status of this case.

On June 13, 2012, the patent infringement claims were transferred from Judge Robert Sweet to Judge Colleen McMahon.  The residual claims for trademark infringement, unfair competition and false designation of origin, which remained with Judge Sweet, were dismissed by agreement of the parties on November 19, 2012.

With regard to the patent infringement claims, Time Warner filed a Motion for Judgment on the Pleadings on September 27, 2012, and, shortly thereafter, a Motion for Rule 11 Sanctions on October 23, 2012.  On October 26, 2012, the Court suasponte stayed the case regarding any claims related to U.S. Patent No. 7,269,636 (“‘636 patent”), pending the outcome of the ongoing reexamination of that patent by the U.S. Patent and Trademark Office.  Because the remaining patent-in-suit, U.S. Patent Nos. 6,594,691 (“‘0691 patent”), is closely related to the ‘636 patent, Augme moved to stay the case in its entirety on November 5, 2012.  On December 20, 2012, Judge McMahon denied Augme’s motion to stay as to the ‘691 patent and did not disturb the preexisting stay as to the ‘636 patent.

Because of Judge McMahon’s requirement that all discovery in the case be completed by the end of February 2013 and given that discovery as to the ‘691 patent would be totally duplicative of discovery which would have to be conducted later as to the ‘636 patent, on January 7, 2013, Augme filed a covenant not to sue defendants on the ‘691 patent and a motion to dismiss the ‘691 patent from the case.  Based on the pendency of the motion to dismiss, on January 11, 2013, Magistrate Judge Gabriel Gorenstein adjourned all further discovery as to the ‘691 patent.

On January 16, 2013, Judge McMahon entered an order dismissing the ‘691 patent from the case and maintaining the stay as to the ‘636 patent.  She placed the case on suspension and denied Time Warner’s pending motions without prejudice.

The AOL defendants and Augme agreed to settle the litigation as between Augme, on the one hand, and AOL, Inc. and AOL Advertising, Inc., on the other.  Accordingly, on February 6, 2013, Augme and the AOL defendants filed a Joint Motion for Stipulated Dismissal of the case as between those parties.  On February 26, 2013, Judge McMahon entered an Order of Dismissal as to the parties, AOL, Inc. and AOL Advertising, Inc.  The stayed case remains pending against Time Warner, Inc.

Augme Technologies, Inc. v. Yahoo! Inc., Civil Action No. 3:09-cv-05386-JCS, a patent infringement lawsuit pending in the U.S. District Court for the Northern District of California since November 16, 2009.  On December 21, 2010, Yahoo! filed a first amended answer to Augme’s complaint, in which Yahoo! asserted its own counterclaim against Augme alleging infringement of, inter alia, U.S. Patent Nos. 7,640,320 (“‘320 patent”) and 7,512,622 (“‘622 patent”).  On August 21, 2012, the parties stipulated to dismissal of Yahoo’s claim for infringement of the ‘622 patent with prejudice.

This case is a patent infringement lawsuit brought by Augme against Yahoo, Inc.  Yahoo has also counterclaimed for patent infringement.  In this case, Augme is seeking monetary relief for patent infringement damage and injunctive relief against future infringement.  A summary of the case is set forth below.

With respect to Augme’s claims of patent infringement, on June 11, 2012, Yahoo! renewed its Motion for Summary Judgment of non-infringement. The Court heard argument on the summary judgment issues on July 20, 2012.  On August 8, 2012, the Court granted Yahoo!’s Motion for Summary Judgment of non-infringement, dismissing Augme’s patent claims against Yahoo! and declining to address Augme’s previously filed Motion for Partial Summary Judgment of validity.  Based on the Court’s summary judgment order, Augme moved for Entry of Judgment under Rule 54(b).  Yahoo! opposed Augme’s motion in light of the pending counterclaim for infringement of the ‘320 patent.  Nonetheless, Augme’s motion was granted by the Court on October 29, 2012, and final judgment was entered shortly thereafter on November 15, 2012.  On December 12, 2012, Augme filed a Notice of Appeal as to the judgment as to the Augme patent. The appeal was docketed by the Federal Circuit on December 19, 2012.

With respect to Yahoo!’s counterclaim regarding infringement of the ‘320 patent, the parties agreed to and filed a stipulation of infringement of this patent on December 13, 2012, under the Court’s claim construction ruling of January 3, 2012.  The parties also stipulated to entry of judgment under Rule 54(b) and 28 U.S.C. § 1292(c)(2), which permits the entry of judgment in patent cases “which … [are] final except for an accounting.”  The parties also requested that the Court stay the remainder of the case pending Augme’s appeal to the Federal Circuit Court of Appeals.  The Court signed such an order on December 13, 2012, and entered it the next day.  Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment on January 11, 2013.The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal.  Both consolidated appeals remain pending before the Federal Circuit.

Augme Technologies, Inc. v. Millennial Media, Inc., Civil Action No. 1:12-cv-00424, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 5, 2012. Augme filed a case against Millennial Media, Inc., asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721, United States Patent No. 7,269,636 and United States Patent No. 6,594,691.

This case is a patent infringement lawsuit filed by Augme against Millenial Media, Inc.  As originally filed, Augme was seeking monetary relief for patent infringement damage and injunctive relief against future infringement. A summary of the current status is set forth below.

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012, and Millennial Media withdrew its Motion to Dismiss on June 28, 2012.  A Scheduling Order was entered on September 28, 2012.  The case has been set for a seven day jury trial beginning on September 15, 2014.  On March 22, 2013, the parties began settlement discussions.  To facilitate those discussions, the parties filed, on April 12, 2013, a stipulation to stay further proceeding in the case which Judge Stark entered as an order on April 18, 2013

Brandofino Communications vs. Augme Technologies, Inc. On September 27, 2011, Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County.  The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme.  Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights).  The Company intends to vigorously defend against Brandofino’s claim and pursue its counterclaims.

Shaub& Williams, L.L.P., vs. Augme Technologies, Inc. In connection with this matter, Augme's prior counsel, Shaub& Williams, LLP, on or about February 19, 2013 purported to file, and on March 15, 2013 purported to serve, a Complaint in the United States District Court for the Southern District of New York captioned Shaub & Williams, L.L.P. against Augme Technologies, Inc., Case No. 13 CIV 1101, seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in the Tacoda litigation.  Augme disputes the claim and intends to contest it vigorously. In response to Augme's objection that jurisdiction was improperly pleaded, on or about March 22, 2013 Shaub & Williams purported to file, and on March 28, 2013 purported to serve on Augme, a First Amended Complaint that cured such defect.  Augme disputes the claim and intends to contest it vigorously. On April 12, 2013 Augme filed and served (1) an Answer denying the material allegations and claims of the First Amended Complaint; (2) counterclaims for professional negligence and breach of contract.  The initial meeting of counsel took place May 1, 2013.  The initial Pretrial Conference is scheduled for May 23, 2013.

Settled Litigation

Augme Technologies, Inc. v. Tacoda, Inc. and AOL, Inc., Civil Action No. 1:07-cv-07088-CM-GWG (the “Tacoda litigation”), a patent infringement lawsuit pending in the U.S. District Court for the Southern District of New York since August 2007.  The Court ruled that the temporal scope of the Tacoda case was limited to the period before AOL began to integrate Tacoda’s systems into its own systems.  Defendants represented to the Court that such integration commenced on September 28, 2007.

On August 24, 2012, Augme covenanted not to sue the defendants for any infringing activities related to the accused Tacoda systems before September 28, 2007 and thus, Augme voluntarily dismissed all claims against the defendants.  The Stipulation of Voluntary Dismissal specifically noted that the Covenant Not To Sue would not preclude enforcement of Augme’s other pending suits against AOL Inc., AOL Advertising, Inc. and Time Warner, as well as against AOL, Inc. and Gannett Co., Inc. The Court entered an order dismissing the Tacoda litigation on September 4, 2012, thus fully terminating that action as to all parties.

LucidMedia Networks, Inc., v. Augme Technologies, Inc., Civil Action 3:11-cv-282-HEH was severed from the Gannett litigation that was transferred out of Virginia and to New York. This severed counterclaim for alleged patent infringement was filed in the U.S. District Court for the Eastern District of Virginia as an Amended Complaint on August 9, 2011. On January 23, 2012, LucidMedia and Augme agreed on a preliminary settlement of all issues, and the Court entered an order staying all proceedings in the Eastern District of Virginia pending settlement discussions.  A final settlement agreement was reached on April 19, 2012. A press release announcing the final settlement agreement was issued on April 26, 2012, resulting in a patent license and services partnership.

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The Court issued its claim construction order on December 5, 2012.  Augme and Pandora settled the litigation and filed a Joint Motion for Stipulated Dismissal with Prejudice on March 11, 2013.

Augme Technologies, Inc. v. Velti, USA, Civil Action No. 1:12-cv-00294, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of March 9, 2012.  Velti USA, Inc. is a global provider of mobile marketing and advertising technology and solutions. Augme is asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721, United States Patent No. 7,269,636  and United States Patent No. 6,594,691.

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

A Mediation conference was held before Magistrate Judge Sherry R. Fallon on February 1, 2013 in which the parties agreed to terms for settlement of the litigation.  A formal written agreement incorporating these terms was executed on March 22, 2013.  A stipulation of dismissal was filed March 26, 2013 and entered by the court on March 29, 2013.

Velti Ltd v. Augme Technologies, Inc., Civil Action No. C-13-0258.
On January 17, 2013, Velti Ltd. Filed a patent infringement suit against Augme in the U.S. District Court for the Northern District of California.  Velti’s complaint alleges infringement of U.S. Patent Nos. 8,099,316; 8,099,317; 8,160,916 and 8,239,242, all of which were issued in 2012.  The parties agreed to terms for settlement of the case and Velti filed a Notice of Dismissal with prejudice on March 26, 2013.

Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 1:11-cv-05193-CM (previously Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 3:11-cv-00282-HEH (E.D.Va.)), a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Virginia on April 29, 2011, subsequently transferred to the U.S. District Court for the Southern District of New York.  This case involves Augme’s claims of infringement of U.S. Patent Nos. 7,783,721 and 7,831,690.

On June 24, 2011, LucidMedia Networks, Inc. filed a counterclaim against Augme in the U.S. District Court for the Eastern District of Virginia.

On April 26, 2012, Augme announced that a final settlement agreement was reached with LucidMedia. LucidMedia’s counterclaims against Augme, pending in the Eastern District of Virginia, were dismissed pursuant to the settlement as well as Augme’s claims against LucidMedia pending in the Southern District of New York. The remaining parties’ Opening Claim Construction briefs were submitted on June 22, 2012, and the Court issued its ruling on the disputed claim terms on August 28, 2012.The Court required supplemental Markman briefing on one disputed claim term to be submitted by October 5, 2012.  The parties are awaiting the Court’s decision on the construction of the remaining claim term, at which point discovery will resume.

AOL and Augme agreed to settle the litigation as between themselves.  Accordingly, on February 6, 2013, Augme and AOL filed a Joint Motion for Stipulated Dismissal of the case as between Augme and AOL.  On February 6, 2013, Judge McMahon entered an Order of Dismissal as to AOL, Inc.

The case then remained pending against Gannett Co., Inc. only.  Gannett and Augme agreed to settlement terms on April 10, 2013 and the entire case was dismissed with prejudice by order of Judge McMahon on April 15, 2013.

Subpoena from the Securities and Exchange Commission

On February 26, 2013, we received a subpoena from the Commission that seeks documents and information with respect to statements made by us between October 2010 and April 2011 in certain press releases, investor presentations and filings with the Commission. The staff of the Commission (the “Staff”) has made previous inquiries relating to certain of the same subjects and we voluntarily provided responsive documents and information. We intend to fully comply with the subpoena and are currently in the process of providing responsive documents and information to the Staff.  The Commission has not made any specific allegations of misconduct or misrepresentation by us or any of our current or former officers, directors or employees.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board Market under the symbol “AUGT.” The following table sets forth the quarterly high and low reported last bid prices for our common stock during the quarters indicated below:

	High	Low
Fiscal Year 2012

First Quarter ended May 31, 2011	$4.68	$2.53
Second Quarter ended August 31, 2011	$4.20	$2.42
Third Quarter ended November 30, 2011	$3.62	$1.60
Fourth Quarter ended February 29, 2012	$2.19	$1.25

Fiscal Year 2013

First Quarter ended May 31, 2012	$2.57	$1.82
Second Quarter ended August 31, 2012	$2.38	$1.32
Third Quarter ended November 30, 2012	$1.45	$0.50
Fourth Quarter ended February 28, 2013	$0.90	$0.27

The foregoing quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

As of May 7, 2013, the number of holders of record of our common stock was 475.

To date, we have not paid dividends and do not intend to pay dividends in the foreseeable future.

Performance Graph

The graph below compares the annual percentage change in the cumulative total return on the Company’s common stock with the NASDAQ Composite Index and the Russell 2000 Index for the five-year period ended on February 28, 2013, our 2013 fiscal year end.  Historical stock price performance should not be relied upon as an indication of future price performance.

Comparison of 5 Year Cumulative Total Returns
Among Augme Technologies, Inc., the NASDAQ Composite Index and the Russell 2000 Index

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected financial data presented below for the periods or dates indicated from our financial statements. Our financial statements for these periods were audited by an independent registered public accounting firm. You should read the data below in conjunction with our financial statements, related notes and other financial information appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” These historical results are not necessarily indicative of results that may be expected for future periods.  As discussed in Note 3 to our financial statements, our financial statements for the fiscal year ended February 29, 2012 and for the quarterly and year-to-date periods ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 August 31, 2012 and November 30, 2012 have been restated from amounts previously reported to reflect increases to goodwill, deferred tax liability and income tax benefits associated with the acquisition of Hipcricket in August 2011 and JAGTAG in July 2011 and the acquisition of GEOS in May 2012.

	Years Ended
	February 28, 2013	February 29, 2012 (Restated)	February 28, 2011	February 28, 2010	February 28, 2009
Statement of Operations Data:

REVENUE	$26,210,101	$11,950,370	$2,821,213	$339,901	$337,327

COST OF REVENUES	10,370,770	4,150,807	1,251,318	492,838	215,412

OPERATING EXPENSES:

Selling and marketing	15,123,547	9,389,747	390,787	1,090,271	734,522
Technology and development	7,474,928	5,037,440	957,186	239,014	17,390
General and administrative	12,682,015	18,928,604	11,680,524	4,251,458	2,519,540
Depreciation and amortization	6,036,740	4,328,247	1,019,600	841,280	541,951
Impairment	38,115,269	—	—	—	729,000
Lease termination	—	—	—	—	489,845

Total operating expenses	79,432,499	37,684,038	14,048,097	6,422,023	5,032,248

LOSS FROM OPERATIONS	(63,593,168)	(29,884,475)	(12,478,202)	(6,574,960)	(4,910,333)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(62,580)	20,950	(276)	(1,343)	9,221
Acquisition related contingent consideration	12,199,730	(2,716,500)	—	—	—
Loss on derivative instruments	—	—	—	(335,820)	—

NET LOSS BEFORE INCOME TAXES	(51,456,018)	(32,580,025)	(12,478,478)	(6,912,123)	(4,901,112)

Income tax benefit	2,618,723	9,976,823	—	—	—

Discontinued operations:
Loss from discontinued operations	—	—	—	(588,214)	(424,398)
Loss on sale of discontinued operations	—	—	—	(878,162)	—

LOSS FROM DISCONTINUED OPERATIONS	—	—	—	(1,466,376)	(424,398)

NET LOSS	$(48,837,295)	$(22,603,302)	$(12,478,478)	$(8,378,499)	$(5,325,510)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.47)	$(0.28)	$(0.21)	$(0.16)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	104,185,651	80,146,990	60,264,895	50,980,171	41,874,738

	As of
	February 28, 2013	February 29, 2012 (Restated)	February 28, 2011	February 28, 2010	February 28, 2009
Balance Sheet Data:
Cash and cash equivalents	$4,352,691	$11,428,825	$11,182,356	$1,617,573	$374,696
Total assets	75,739,162	114,086,551	32,030,876	19,853,749	5,413,953
Current liabilities, net of deferred revenue	7,426,451	30,213,530	740,129	1,241,777	2,526,819
Deferred revenue, current	851,847	1,050,369	1,190,151	222,345	—
Accumulated deficit	(111,393,544)	(62,556,249)	(39,953,047)	(27,474,568)	(18,464,925)
Total stockholders’ equity	63,861,210	79,191,722	30,100,596	18,377,936	2,887,134
Total liabilities and stockholders’ equity	$75,739,162	$114,086,551	$32,030,876	$19,853,749	$5,413,953

The following table summarized the corrections by financial statement line item for the fiscal year 2012 statement of operations and balance sheet (amounts may not add to totals, due to rounding):

	As of and For the Year Ended
	February 29, 2012
	As previously	Restatement	As
	Reported	Adjustments	restated
Statement of Operations
Income tax benefit	$-	$9,976,823	$9,976,823
Net loss	$(32,580,025)	$9,976,823	$(22,603,202)
Basic and diluted net loss per share	$(0.41)	$0.12	$(0.28)
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183
Total assets	$100,592,076	$13,494,475	$114,086,551
Deferred income tax liability	$-	$3,517,652	$3,517,652
Total liabilities	$31,377,176	$3,517,652	$34,894,829
Accumulated deficit	$(72,533,071)	$9,976,823	$(62,556,249)
Total stockholders' equity	$69,214,900	$9,976,823	$79,191,722
Total liabilities and stockholders' equity	$100,592,076	$13,494,475	$114,086,551

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under Risk Factors above and elsewhere in this report.  As discussed in Note 3 of the Notes to Financial Statements, our financial statements for the fiscal year ended February 29, 2012 and unaudited quarterly and year-to-date periods ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 August 31, 2012 and November 30, 2012 have been restated from amounts previously reported.  Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below gives effect to the restatement.

Overview

Augme provides mobile marketing and advertising technology and services, enabling brands, advertising agencies, media companies and enterprise clients to engage customers, drive loyalty and increase sales. Our proprietary SaaS AD LIFE Platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across every mobile channel.  Through the use of Consumer Response Tags such as 2D codes, UPC codes, SMS, and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics.

We have successfully completed over 250,000 mobile campaigns to date with hundreds of clients across some of the leading brands in the U.S. and have consistently maintained a customer renewal rate of over 95%.  Our products serve advertisers and ad agencies in many vertical markets including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

The mobile marketing and advertising competitive landscape, while in its early stages, is highly competitive. Many of the landscape’s significant players are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape. We differ from the competition by offering complete, end-to-end mobile advertising and marketing solutions delivered through our AD LIFE Platform.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. We own 15 U.S. patents and we are also pursuing additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment, are headquartered in Kirkland, Washington.  Additionally, we maintain a presence in New York, Atlanta, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity and Capital Resources

Cash flow information is as follows:

	Fiscal Year Ended
	2013	2012 Restated	2011
Cash provided by (used in):
Operating activities	$(13,086,785)	$(14,651,043)	$(5,908,423)
Investing activities	(7,347,198)	(6,527,487)	(1,629,232)
Financing activities	13,357,849	21,424,999	17,102,438

Net cash used in operating activities was $13.1 million in the fiscal year ended February 28, 2013. Net cash used in operating activities primarily reflects the net loss for the year, which was partially offset by depreciation and amortization, employee share-based compensation and adjustments to the fair value of contingent consideration paid related to the Hipcricket acquisition, and the impairment of goodwill and intangible assets.

Net cash used in investing activities was $7.3 million in the fiscal year ended February 28, 2013.  Cash of $3.2 million was used for the contingent consideration paid related to the Hipcricket acquisition.  We also spent cash for legal actions related to our patent enforcement initiatives.  During the fiscal year ended February 28, 2013, we spent $3.0 million for these legal costs, which we capitalize as intangible assets.

Net cash provided by financing activities was $13.4 million in the fiscal year ended February 28, 2013, mostly due to the sale of our securities. In September 2012, we borrowed a total of $450,000 from two lenders for working capital purposes. We borrowed $250,000 from one lender, bearing an interest rate of 12% per year and due to be paid the earlier of one year from the issue date, upon closing of a financing transaction of at least $10 million in gross proceeds, or in the event of default or a change of control as defined in the promissory note.  This loan was paid in full in February 2013. We also issued a note payable in the amount of $200,000 to Ernest W. Purcell, a former director. This loan was paid in full in October 2012.  We received $1.3 million in cash during the year from the exercise of stock options and warrants.

On November 17, 2011, we completed a public offering of our securities in which we sold 9.4 million shares of the common stock registered on a Form S-3 shelf registration statement at a price to the public of $2.15 per share. We raised $18.5 million in proceeds, net of $1.7 million in costs related to the offering.

On October 3, 2012, we completed a public offering of our securities in which we sold 8.5 million shares of common stock registered on a Form S-3 shelf registration statement at a price to the public of $0.80 per share. We also issued warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering.

On February 4, 2013, we completed a public offering of our securities in which we sold 13.5 million shares of common stock registered on a Form S-3 shelf registration statement at a price to the public of $0.49 per share. We also issued warrants to purchase an additional 6.7 million shares of common stock at an exercise price of $0.66 per share. We raised $5.9 million in proceeds, net of $0.7 million in costs related to the offering.

As of February 28, 2013 and February 29, 2012, we had accumulated deficits of $111.4 million and $62.6 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations. Those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

We operate in the mobile marketing industry and, accordingly, can be affected by a variety of factors. For example, we believe that any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth. You should refer to the section of this report entitled "Item 1A. Risk Factors" for additional discussion of these and other risks that could affect our business, financial condition and your investment in our company.

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. In order to strengthen our position in the mobile marketing and mobile advertising industry, we intend to carefully invest our resources and protect our strategic assets, including our investment in our core patents, while continuing to identify and implement additional cost savings. We believe that the restructuring plan will improve cash flow by approximately $6.0 million on an annual basis.

On May 9, 2013, we announced that we had secured an accounts receivable credit facility from Silicon Valley Bank. The revolving loan credit facility has a two-year term and allows us to borrow up to $5.0 million based upon a predetermined formula in the credit and security agreement.  We believe this facility is an efficient way to access cash.

During fiscal 2014, we may need to raise additional cash through equity or debt financings, and/or sell all or part of our patent portfolio, while retaining the rights to use the patents in our technology.  There is no certainty that we will have the ability to raise additional funds through debt or equity financings under terms acceptable to us or that we will have the ability to sell all or part of the patent portfolio.  If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations.  Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations.

On June 29, 2011 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. We have sold common stock registered on the Form S-3 during fiscal year 2012 and fiscal year 2013 through public offerings of our common stock, amounting to approximately $33.6 million of the total $75 million registered on the Form S-3.  See Note 8 for details of the public offerings.  As of the filing of this annual report on Form 10-K, we no longer meet the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our shares and therefore are limited in our ability to issue the remaining $41.4 million remaining on our existing Form S-3 and/or to file new shelf registration statements on Form S-3. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register securities with the Securities and Exchange Commission or issue such securities in a private placement, which could increase the cost of raising capital. If we need to raise additional capital, we do not believe that the unavailability of Form S-3 registration will be a significant limiting factor.

Since the end of our last fiscal year, we have experienced significant changes in our capital stock, stockholders’ equity and net assets.  The number of shares of our common stock outstanding has increased by 35.1 million shares, primarily as a result of the sale of our common stock and the payment of the contingent considerations related to the acquisition of Hipcricket in August 2011.  Please refer to Note 8 of the Notes to Financial Statements.

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

Capitalized Legal Patent Costs. We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. Capitalized legal patent costs are amortized over the estimated useful life of the underlying patents, up to 84 months, using the straight-line method.  During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As further described in Legal Proceedings and Note 11 of the consolidated financial statements, during fiscal year 2013 we settled, dismissed, or abandoned certain litigation efforts to reduce our ongoing legal costs and wrote down the capitalized cost of these cases, resulting in an impairment charge of $3.5 million during the fiscal year ended February 28, 2013.  The capitalized legal patent costs are recorded within Intangible assets on our balance sheets.

Income Taxes. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses. In evaluating our ability to recover our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized using all available positive and negative evidence, projected future taxable income, tax planning strategies and recent financial operations. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business.

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $21.5 million deferred income tax asset that relates to federal net operating loss carry forwards at February 28, 2013. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

We have a net deferred income tax liability of $3,517,652 as of February 28, 2013 and February 29, 2012.  Although we have a full valuation allowance against our net deferred tax asset, a deferred income tax liability is recorded for the difference in the income tax basis and financial statement carrying value of the indefinite-lived intangible related to the trade name acquired in the Hipcricket acquisition.

Business Combinations. We account for business combinations using the acquisition method of accounting. The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. When a business combination agreement provides for consideration to be paid in future periods, contingent on future events, we include an estimate of the acquisition-date fair value of the contingent consideration as part of the cost of the combination. Contingent consideration to be paid to officers, directors, shareholders and/or employees of the acquiree whom continue employment with the Company are evaluated as to whether the amounts represent purchase consideration or a separate transaction, such as post-transaction employee compensation.  Factors evaluated require significant judgment and include, among other factors; consideration of the terms of continuing employment, levels of post-transaction compensation, ownership interest of the selling shareholder/employees, linkage of the contingent consideration to the transaction date combination valuation and any other agreements or matters related to the transaction.  Acquisition transaction costs are expensed as incurred.  The results of operations of the acquired business are included in our consolidated financial statements from the respective date of acquisition.

Fair Value Measurements. We measure certain assets, including our intangible assets and goodwill, at fair value on a nonrecurring basis.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:  Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2:  Observable inputs such as quoted prices for similar assets or liabilities in markets that are not sufficiently active to qualify as Level 1 or, other inputs that are observable by market data.

Level 3:  Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions.  The inputs require significant management judgment or estimation.

We review the carrying values of our intangible assets and goodwill when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our intangible assets and goodwill are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information. We used a combination of the income and market approach to measure the fair value of our reporting units. Under the income approach, we calculate the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate also reflects adjustments required when comparing the sum of the fair values of our reporting units to our market capitalization. The unobservable inputs used to fair value these reporting units include projected revenue growth rates, profitability and the risk factor added to the discount rate.

The inputs used to measure the fair value of the identified intangible assets were largely unobservable, and, accordingly, these measurements were classified as Level 3. The fair value of the intangible assets for the reporting units were estimated using the income approach, which is based on management's cash flow projections of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used in the fair value calculations for the intangible assets were based on a weighted average cost of capital adjusted for the relevant risk associated with those assets. The unobservable inputs used in these valuations include projected revenue growth rates, operating margins, royalty rates and the risk factor added to the discount rate.

Goodwill. Goodwill represents the excess of the acquisition consideration over the estimated fair value of the net tangible and intangible assets of acquired entities. Goodwill is carried at cost and is not amortized.  We review goodwill for impairment annually as of the first day of our fourth fiscal quarter, generally December 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

During the fiscal quarter ended November 30 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Mobile Marketing and Advertising (“MMA”) reporting unit, the only reporting which has allocated goodwill. These indicators included the then recent trading values of our common stock, coupled with market conditions, recurring losses and the restructuring undertaken during the period. Upon completion of our initial qualitative assessment, we could not conclude that it was more likely than not that the fair value of the MMA reporting unit was more than the carrying amount, and therefore we performed the first step of the two-step process for evaluating the recoverability of recorded goodwill. The first step of the Company’s interim period assessment of the recoverability of goodwill resulted in an indication of impairment and therefore we performed the second step to measure the amount of the impairment loss.  Consequently, we recognized an impairment loss of $25.9 million (restated) during fiscal year 2013.

Prior to completing the goodwill impairment test, we tested the recoverability of the MMA reporting unit’s long-lived assets (other than goodwill) and concluded that such assets were not impaired. We also performed a test of the recoverability of the Intellectual Property Holding (“IP Holding”) reporting unit, which resulted in an impairment of long-lived intangible assets.  However, no goodwill is allocated to the IP Holding reporting unit.

Any further reductions in the assessed fair value of the reporting units, or a deterioration of the related fair value inputs, would likely result in an impairment charge in the period of such assessment.

The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). An operating segment is a component of an enterprise that earns revenues and incurs expenses, for which discrete financial information is available and management regularly reviews the operating results. We have a single operating segment, however there are two reporting units for purposes of our goodwill impairment assessment.  All of our recorded goodwill is attributed to the Mobile Marketing and Advertising reporting unit, which generated substantially all of our revenues and expenses.  The second reporting unit represents the Intellectual Property reporting unit, which does not have any attributed goodwill.

We have an unconditional option to evaluate impairment of goodwill by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If the fair value of the reporting unit is determined to be more likely than not greater than the carrying amount, further testing of goodwill impairment is not performed. If the fair value of the reporting unit is determined to be more likely than not less than the carrying amount, we perform a quantitative two-step impairment test.

The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss, if any. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. When performing a quantitative two-step impairment test, we depend upon our estimates of future cash flows and other factors to determine the fair value of our reporting unit. We rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.

We estimate the fair value of our reporting units using primarily the income approach and, to a lesser extent, the market approach. Using the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital risk-adjusted for business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach.

In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units' fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We compare our implied control premium to the control premiums of recent comparable market transactions for reasonableness and may adjust the fair value estimates of our reporting units by adjusting the discount rates and/or other assumptions if necessary. Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, which we use to determine our discount rate, and our stock price, which we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we consider our unique competitive advantages that would likely provide synergies to a market participant. In addition, we consider external market factors, which we believe, may contribute to changes in and volatility of our stock price that does not reflect our underlying fair value.

Intangible Assets. Intangible assets were recorded as the result of business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We assess the recoverability of long-lived assets subject to amortization when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

As a result of efforts undertaken in the third fiscal quarter of 2013 to market certain patents for sale, and as a result of the interim period goodwill impairment assessment, management concluded that a triggering event had occurred requiring us to assess whether the carrying amount of certain of our intellectual property assets was recoverable.

The intellectual property for which indications of impairment existed are included in the IP Holding reporting unit, and those assets that were identified as impaired amounted to a net carrying value of $11.9 million prior to the impairment write-down.  In conducting an impairment review of the related intangible assets, we compare the fair value of the asset to its carrying value. If the fair value of the asset is less than the carrying value, the difference is recorded as an impairment loss. We estimated the fair value of the patents subject to the impairment analysis by calculating the expected proceeds to be received through a sale, exclusive license agreement and royalties that would have been paid to a third party had we not owned the patents. The expected proceeds to be received through a sale did not include an estimate of contingent fees to be received by us related to participating in future licensing fees received by a purchaser, if any, under future settlement or royalty arrangements in which they pursue.  Such fees are considered contingent gains and would be recognized when earned.

Following the completion of the impairment analysis, we determined that the fair value of the patents acquired in the Geos IP asset acquisition and the JAGTAG business combination, which are not core to the ongoing business operations or utilized in any material manner by the MMA reporting unit, were less than the carrying value due primarily to the reduction in the expected future cash flows to be received through licensing or sale, as the Company has restructured and changed its strategy related to certain non-core assets. As a result, we recorded an impairment charge of $8.4 million during fiscal year 2013, which was included in the Impairment of intangible assets and investments within consolidated the statement of operations.

The interim impairment assessment utilized Level 3 inputs to estimate the fair value of the patents.  We applied a discounted cash flow model based on certain scenarios, but significantly weighted towards outright sale given management’s intent to dispose or exclusively license the rights to these non-core IP assets.  In estimating the fair value of these patents, we used our own assumptions about the use of the patents by a market participant and considered all available evidence. However, as our efforts to sell certain of our IP patents progresses, additional evidence may emerge that could result in an additional charge that is required to be recorded in subsequent periods.

The fair values of the GEOS and JAGTAG patents are presented as Intangible assets available for sale in the consolidated balance sheets and management believes it is probable that a sale will occur within the next twelve months.

Share-Based Payments. The fair value of our share-based payments for stock options and stock warrants is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period using a straight line method. The BSM model requires various highly judgmental assumptions including expected volatility and option life. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, share-based payment expense is adjusted accordingly in that period.

Revenue Recognition. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

We provide access to our AD LIFE Platform and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and revenues are generally recognized over the term of the contract.  We also offer professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria and have a fair value that can be obtained as the other services are generally sold without professional services.

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

Research & Development Costs. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. The amortization of these costs is included in cost of revenue over the estimated life of the products.

Results of Operations

The discussions below are not necessarily indicative of the results, which may be expected for any subsequent periods and pertains only to the results of operations for the fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011.  Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.  As discussed in Note 3 to our financial statements, our financial statements for the fiscal year ended February 29, 2012 and unaudited quarterly and year-to-date periods ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 August 31, 2012 and November 30, 2012 have been restated to reflect increases to goodwill, deferred tax liability and income tax benefits associated with the acquisition of Hipcricket in August 2011 and JAGTAG in July 2011 and the acquisition of GEOS in May 2012.  Net loss was also affected by the restatements. The corrections had no impact on total revenue or operating expense.  Comparative data for fiscal year 2012 is as restated.

COMPARISON OF FISCAL YEAR ENDED FEBRUARY 28, 2013 TO FISCAL YEAR ENDED FEBRUARY 29, 2012

Revenue

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, MMS, QR codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using APIs.  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the year ended February 28, 2013, revenues were $26.2 million compared with $12.0 million in the year ended February 29, 2012, an increase of over 118%. The increase was mostly due to higher demand for our AD LIFE Platform and a full year of recognizing the benefit of the Hipcricket acquisition included in fiscal year 2013.  During the year ended February 28, 2013, approximately 16% of our revenues were generated by two customers.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the year ended February 28, 2013, cost of revenue increased 148% to $10.4 million from $4.2 million in the prior fiscal year, as a result of increased sales activity and a full year of Hipcricket operations included in fiscal year 2013.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative and depreciation and amortization expense categories.  We include stock-based compensation expense in connection with the grant of stock options and warrants in the applicable operating category based on the respective equity award recipient’s function.  Operating expenses include a full year of Hipcricket operations in fiscal year 2013, compared to approximately six months in fiscal year 2012.

Sales and marketing expense. Sales and marketing expense consists primarily of salaried and personnel costs for our sales and marketing employees, including stock-based compensation and bonuses.  Additional expenses include marketing programs, consulting travel and other related overhead.  Sales and marketing expenses were $15.1 million for the year ended February 28, 2013 compared with $9.4 million for the year ended February 29, 2012, an increase of $5.7 million, or 61%.  The increase in expenses is primarily related to additional headcount, increased commissions paid for higher revenues, increased customer support services.  We intend to expand our sales force in the future to drive adoption of our Platform and increase revenue.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. We experienced a $2.4 million increase, or 48%, in these expenses to $7.5 million at February 28, 2013 compared to $5.0 million at February 29, 2012. The increase is primarily related to additional headcount in support of revenues and other increased development activities.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense decreased $6.2 million, or 33%, to $12.7 million at February 28, 2013 compared to $18.9 million at February 29, 2012.   The decrease is a result of lower headcount, fewer professional and consulting fees, lower share-based compensation expense. We expect to continue to streamline our general and administrative operations in the next fiscal year.

Depreciation and Amortization.  Depreciation and amortization expense of $6.0 million for the year ended February 28, 2013 increased by $1.7 million from $4.3 million for the year ended February 29, 2012.  This increase is mostly related to the amortization of costs associated with generation and defense of patents.

Impairment of goodwill and intangible assets

Impairment of goodwill, intangible assets and investments was $38.1 million for the year ended February 28, 2013 compared to zero for the year ended February 29, 2012.  This increase primarily resulted from write downs of $25.9 million of goodwill, $3.5 million related to impairment of certain patent litigation cases and of our decision to explore opportunities to market and sell the rights to the GEOS and JAGTAG IP assets that are not core to the operations of Hipcricket.  As part of our impairment assessment of identified intangible assets subject to impairment, we concluded that the carrying amounts for these assets were impaired and wrote down these patents by $8.4 million for the fiscal year 2013.

Other Income (Expense)

Other income for the year ended February 28, 2013 includes $12.2 million which represents the reduction in the fair value of acquisition-related contingent consideration paid to Hipcricket resulting from the difference between the contractual price used to calculate payments compared to the price of our common stock on the measurement date.   Other expense for the year ended February 29, 2012 represents the adjustment to the estimated fair value of the contingent consideration provided to Hipcricket as part of the acquisition purchase price.

Income Tax Benefit

Income tax benefits of $2.6 million and $10.0 million for the years ended February 28, 2013 and February 29, 2012, respectively, represent the income tax benefits associated with the reduction of our valuation allowance against the net deferred tax asset.  As a result of four acquisitions during the fiscal years 2013 and 2012, certain deferred income tax liabilities were recognized, resulting in a reduction of our required valuation allowance.

COMPARISON OF FISCAL YEAR ENDED FEBRURAY 29, 2012 TO FISCAL YEAR ENDED FEBRUARY 28, 2011

For the year ended February 29, 2012, revenues were $12.0 million compared to $2.8 for the year ended February 28, 2011.  The increase was mostly due to addition of the operations of Hipcricket in August 2011 and JAGTAG in July 2011, as well as increased customer demand for our AD LIFE platform.  Deferred revenue decreased to $1.1 million for the year ended February 29, 2012 from $1.2 million for the period ended February 28, 2011.

For the years ended February 29, 2012 and February 28, 2011, costs of revenues were $4.2 million and $1.3 million, respectively, as a result of higher revenues, mostly from the acquisitions occurring during the year.

For the years ended February 29, 2012 and February 28, 2011, operating expenses consisting of selling and marketing, technology and development, and general and administrative expenses, including share-based compensation expense, were $33.4 million and $13.0 million, respectively, an increase of $20.3 million or 156%.  The increase in expenses was primarily related to additional headcount and other costs associated with the acquisition of JAGTAG and Hipcricket.  The integration of the acquisitions resulted in additional headcount, and some operational inefficiencies that we began to streamline in fiscal year 2013, and increased professional fees as a result of expanded and more complex operations, business acquisitions and related compliance and regulatory costs.

Non-cash stock options, warrants and stock expense consisted of the fair value of option and warrant expenses and the fair value of our common stock granted in the amounts of $8.8 million and $6.9 million for the years ended February 29, 2012 and February 28, 2011, reflecting an increased expense of $1.9 million in comparative years.

Depreciation and amortization expense was $4.3 million for the year ended compared with $1.0 million in the comparable year ended February 28, 2011.  The increase was mostly related to the additional amortization expense from intangibles acquired with the purchases of Hipcricket and JAGTAG.

For the year ended February 29, 2012, we incurred a net loss of $22.6 million compared to a net loss of $12.5 million in the comparable prior year.  The $10.1 million additional net loss was a mostly attributable to increased selling, general and administrative expenses related to our expansion through acquisitions, as well as increased stock based compensation and transaction related costs incurred during the year, partially offset by a $10.0 million income tax benefit attributable to acquisition related basis differences on acquired intangible assets of Hipcricket and JAGTAG.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of February 28, 2013. Changes in our business needs may cause these estimates to change. Because these estimates are necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations as of February 28, 2013:

		Less Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years

Operating lease obligations	$1,779,446	$1,039,689	$739,757	$—	$—
Purchase commitments	$3,440,000	$480,000	$960,000	$960,000	$1,040,000
Total	$5,219,446	$1,519,689	$1,699,757	$960,000	$1,040,000

Off-Balance Sheet Arrangements

As of February 28, 2013, we did not have off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 Summary of Significant Accounting Policies — Recent Accounting Standards.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and our stock price risk. As of February 28, 2013, we held no positions with market risk that could potentially have a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Augme Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Augme Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Augme Technologies, Inc. (the “Company”) as of February 28, 2013 and February 29, 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended February 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Augme Technologies, Inc. as of February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2013, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 3, the consolidated financial statements as of and for the year ended   February 29, 2012 were restated for the correction of an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Augme Technologies, Inc.’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2013 expressed an adverse opinion thereon.

/s/ Moss Adams LLP

Seattle, Washington
May 24, 2013

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

/s/ Freedman & Goldberg, CPA’s, P.C.
Farmington Hills, MI
May 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Augme Technologies, Inc.

We have audited Augme Technologies, Inc.’s (the “Company”) internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:  The Company lacks sufficient technical accounting resources and expertise to identify, address and review complex accounting and financial reporting matters, including accounting for business combinations and the preparation and review of the income tax provision.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements as of and for the years ended February 28, 2013 and February 29, 2012, of the Company, and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Augme Technologies Inc. has not maintained effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Augme Technologies Inc. as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended February 28, 2013, and our report dated May 24, 2013, expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the correction of material misstatements in previously issued financial statements.

/s/ Moss Adams LLP

Seattle, Washington
March 24, 2013

AUGME TECHNOLOGIES, INC.
BALANCE SHEETS
		February 29,
	February 28, 2013	2012 (Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,352,691	$11,428,825
Restricted cash	214,455	—
Accounts receivable, net	5,707,019	3,734,945
Prepaid expenses and other current assets	772,029	487,321
Total current assets	11,046,194	15,651,091

Intangible assets held for sale	3,500,000	—
Property and equipment, net	82,737	292,492
Goodwill	35,060,183	60,979,183
Intangible assets, net	25,812,037	36,798,085
Deposits	238,011	365,700

TOTAL ASSETS	$75,739,162	$114,086,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,812,086	$2,613,238
Accrued liabilities	2,614,365	1,599,792
Deferred revenue	851,847	1,050,369
Acquisition related contingent consideration	—	26,000,500
Total current liabilities	8,278,298	31,263,899

LONG TERM LIABILITIES:
Deferred income tax liability, net	3,517,652	3,517,652
Accrued liabilities	82,002	113,278

TOTAL LIABILITIES	11,877,952	34,894,829

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 129,554,226 and 94,434,817 shares issued and outstanding, respectively	12,955	9,443
Additional paid-in capital	175,241,799	141,738,528
Accumulated deficit	(111,393,544)	(62,556,249)
Total stockholders’ equity	63,861,210	79,191,722

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,739,162	$114,086,551

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended
		February 29,
	February 28, 2013	2012 (Restated)	February 28, 2011

REVENUE	$26,210,101	$11,950,370	$2,821,213

COST OF REVENUES	10,370,770	4,150,807	1,251,318

OPERATING EXPENSES:
Selling and marketing	15,123,547	9,389,747	390,787
Technology and development	7,474,928	5,037,440	957,186
General and administrative	12,682,015	18,928,604	11,680,524
Depreciation and amortization	6,036,740	4,328,247	1,019,600
Goodwill impairment	25,919,000	—	—
Impairment of intangible assets and investments	12,196,269	—	—

Total operating expenses	79,432,499	37,684,038	14,048,097

LOSS FROM OPERATIONS	(63,593,168)	(29,884,475)	(12,478,202)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(62,580)	20,950	(276)
Acquisition related contingent consideration	12,199,730	(2,716,500)	—
NET LOSS BEFORE INCOME TAXES	(51,456,018)	(32,580,025)	(12,478,478)

Income tax benefit	2,618,723	9,976,823	—

NET LOSS	$(48,837,295)	$(22,603,202)	$(12,478,478)

NET LOSS PER SHARE — basic and diluted	$(0.47)	$(0.28)	$(0.21)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	104,185,651	80,146,990	60,264,895

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2013, FEBRUARY 29, 2012, and FEBRUARY 28, 2011

	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2010	57,256,750	5,726	45,846,778	(27,474,568)	18,377,936
Common stock issued for cash for:
Stock subscription, net	6,204,829	620	12,345,450	—	12,346,070
Option/Warrant exercise	3,739,499	374	4,992,200	—	4,992,574
Common stock issued for:
Cashless option exercise	1,390,053	139	(139)	—	—
Shares granted	225,000	23	236,250	—	236,272
Employee share-based compensation	—	—	2,961,687	—	2,961,687
Warrants issued for services	—	—	3,664,535	—	3,664,535
Net loss	—	—	—	(12,478,478)	(12,478,478)
Balances, February 28, 2011	68,816,131	6,882	70,046,761	(39,953,047)	30,100,596
Business combinations	12,921,444	1,291	41,167,889	—	41,169,180
Common stock issued for cash for:
Stock subscription, net	9,400,000	940	18,529,548	—	18,530,488
Option /Warrant exercise	2,957,173	296	2,894,215	—	2,894,511
Common stock issued for:
Cashless option exercise	166,997	17	(17)	—	—
Advisory services	173,072	17	275,483	—	275,500
Employee share-based compensation	—	—	6,203,229	—	6,203,229
Warrants issued for services	—	—	2,621,420	—	2,621,420
Net loss (Restated)	—	—	—	(22,603,202)	(22,603,202)
Balances, February 29, 2012 (Restated)	94,434,817	9,443	141,738,528	(62,556,249)	79,191,722
Common stock issued for cash for:
Stock subscription, net	21,969,661	2,197	12,090,992	—	12,093,189
Option /Warrant exercise	1,422,092	143	1,264,517	—	1,264,660
Common stock issued for:
Cashless option exercise	132,320	13	(13)	—	—
Purchase of intangible assets	1,860,465	186	3,813,767	—	3,813,953
Acquisition related contingent consideration	9,234,871	923	10,557,579	—	10,558,502
Advisory services	500,000	50	624,950	—	625,000
Warrants issued with debt issuance	—	—	50,596	—	50,596
Employee share-based compensation	—	—	4,438,272	—	4,438,272
Warrants issued for services	—	—	662,611	—	662,611
Net loss	—	—	—	(48,837,295)	(48,837,295)
Balances, February 28, 2013	129,554,226	$12,955	$175,241,799	$(111,393,544)	$63,861,210

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	February 28, 2013	February 29, 2012 (Restated)	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,837,295)	$(22,603,202)	$(12,478,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,036,740	4,328,247	1,019,600
Change in the allowance for bad debt	135,590	196,328	—
Common stock issued for services	625,000	275,500	236,228
Impairment of intangible assets investments	12,196,269	—	—
Goodwill impairment	25,919,000	—	—
Deferred income tax benefits	(2,618,723)	(9,976,823)	—
Non-cash interest expense	50,596	—	—
Loss on sale or disposal of fixed assets	400	32,459	—
Share-based compensation expense	5,100,883	8,824,649	6,862,472
Fair value adjustment of acquisition related contingent consideration	(12,199,730)	2,716,500	—
Changes in operating assets and liabilities:
Accounts receivable	(2,107,664)	374,177	(1,909,547)
Prepaid expenses and other current assets	(499,163)	(165,912)	(53,064)
Deposits	127,689	(298,149)	(40,101)
Accounts payable and accrued liabilities	3,213,421	2,552,895	(501,647)
Deferred revenue	(198,522)	(907,712)	956,115
Long-term liability	(31,276)	—	—
NET CASH USED IN OPERATING ACTIVITIES	(13,086,785)	(14,651,043)	(5,908,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(864,092)	(165,218)	—
Cash paid for patent defense costs	(3,040,838)	(2,346,475)	(1,186,159)
Cash paid for acquisition related contingent consideration	(3,242,268)	—	—
Cash paid for long-term investment	(200,000)	—	—
Cash paid for purchase of assets of businesses, net of cash acquired	—	(3,967,794)	—
Additions to property and equipment	—	(48,000)	(207,271)
Capitalization of software development costs	—	—	(235,802)
NET CASH USED IN INVESTING ACTIVITIES	(7,347,198)	(6,527,487)	(1,629,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	12,093,189	18,530,488	12,339,777
Proceeds received from issuance of short-term debt	450,000	—	—
Payments on short-term debt	(450,000)	—	—
Proceeds received from the exercise of stock options and warrants, net	1,264,660	2,894,511	4,762,661
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,357,849	21,424,999	17,102,438

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,076,134)	246,469	9,564,783
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,428,825	11,182,356	1,617,573
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,352,691	$11,428,825	$11,182,356

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,854	$3,869	$—
Income taxes paid	39,315	77,796	—
Stock issued for acquisition of intangible assets	3,813,953	—	—
Acquisition related contingent consideration settled in stock	10,558,502	—	—
Stock issued for acquisitions	—	41,169,180	—

See accompanying notes to the financial statements.

AUGME TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Augme® Technologies, Inc. (“Augme,” the “Company,” “we,” or “us”), Augme® (“Augme”), AD LIFE® (“AD LIFE”), AD SERVE® (“AD SERVE”), A+® (“A+”), Hipcricket® (“Hipcricket”), Boombox® (“Boombox”) and the Company logos are trademarks of Augme Technologies, Inc.

Augme provides mobile marketing and advertising technology and services, enabling brands, advertising agencies, media companies and enterprise clients to engage customers, drive loyalty and increase sales. Our AD LIFE mobile marketing technology platform (the “Platform”) allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across every mobile channel. Through the use of Consumer Response Tags (“CRTs”) such as 2D codes, UPC codes, SMS, and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics.

We have successfully completed mobile campaigns with hundreds of clients across some of the leading brands in the U.S. and have consistently maintained a customer renewal rate of over 95%.  Our products serve advertisers and ad agencies in many vertical markets including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. We own 15 U.S. patents and we are also pursuing additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment, are headquartered in Kirkland, Washington.  Additionally, we maintain a presence in New York, Atlanta, Dallas, Chicago, San Francisco and Los Angeles.

During July and August 2011, we made two business acquisitions, followed by a third acquisition in May 2012. See Note 4.

Liquidity, Business Risks and Uncertainties

As of February 28, 2013 and February 29, 2012, we had accumulated deficits of $111.4 million and $62.6 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

We operate in the mobile marketing industry and, accordingly, can be affected by a variety of factors. For example, we believe that any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect  intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. In order to strengthen our position in the mobile marketing and mobile advertising industry, we intend to carefully invest our resources and protect our strategic assets, including our investment in our core patents, while continuing to identify and implement additional cost savings.

On May 9, 2013, we announced that we had secured an accounts receivable credit facility from Silicon Valley Bank. The revolving loan credit facility has a two-year term and allows us to borrow up to $5.0 million based upon a predetermined formula in the credit and security agreement.  We believe this facility is an efficient way to access cash.

During fiscal 2014, we may need to raise additional cash through equity or debt financings, and/or sell all or part of our patent portfolio, while retaining the rights to use the patents in our technology.  There is no certainty that we will have the ability to raise additional funds through debt or equity financings under terms acceptable to us or that we will have the ability to sell all or part of the patent portfolio.  If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations.  Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations.

On June 29, 2011 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of raising up to $75.0 million through sales of our securities. The registration statement was declared effective on July 13, 2011. We have sold common stock registered on the Form S-3 during fiscal year 2012 and fiscal year 2013 through public offerings of our common stock, amounting to approximately $33.6 million of the total $75 million registered on the Form S-3.  See Note 8 for details of the public offerings.  As of the filing of this annual report on Form 10-K, we no longer meet the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our shares and therefore are limited in our ability to issue the remaining $41.4 million remaining on our existing Form S-3 and/or to file new shelf registration statements on Form S-3. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register securities with the Securities and Exchange Commission or issue such securities in a private placement, which could increase the cost of raising capital.

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

Accounts Receivable

Our accounts receivable balances are due from customers throughout the U.S. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Based on the nature of the contract, our billing terms are such that a certain percentage is billed at the time of the contract and then at various time intervals or through the length of the agreement, which are generally up to 12 months.

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Our allowance for doubtful accounts was $270,960 and $295,985 as of February 28, 2013 and February 29, 2012, respectively.

Property and Equipment

Property and equipment consists primarily of computer software and office equipment, furniture and fixtures and leasehold improvements and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, ranging from three to seven years.

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

Fair Value Measurements

We measure certain assets, including our intangible assets and goodwill, at fair value on a nonrecurring basis.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:  Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2:  Observable inputs such as quoted prices for similar assets or liabilities in markets that are not sufficiently active to qualify as Level 1 or, other inputs that are observable by market data.

Level 3:  Unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions.  The inputs require significant management judgment or estimation.

We review the carrying values of our intangible assets and goodwill when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our intangible assets and goodwill are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information. We used a combination of the income and market approach to measure the fair value of our reporting units. Under the income approach, we calculate the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate also reflects adjustments required when comparing the sum of the fair values of our reporting units to our market capitalization. The unobservable inputs used to fair value these reporting units include projected revenue growth rates, profitability and the risk factor added to the discount rate.

The inputs used to measure the fair value of the identified intangible assets of were largely unobservable, and, accordingly, these measurements were classified as Level 3. The fair value of the intangible assets for the reporting units were estimated using the income approach, which is based on management's cash flow projections of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used in the fair value calculations for the intangible assets were based on a weighted average cost of capital adjusted for the relevant risk associated with those assets. The unobservable inputs used in these valuations include projected revenue growth rates, operating margins, royalty rates and the risk factor added to the discount rate.

Indefinite-lived Intangible Assets

We review indefinite-lived intangible assets, which include of acquired trade names, for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Goodwill

Goodwill represents the excess of the acquisition consideration over the estimated fair value of the net tangible and intangible assets of acquired entities. Goodwill is carried at cost and is not amortized.  We review goodwill for impairment annually as of the first day of our fourth fiscal quarter, generally December 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). An operating segment is a component of an enterprise that earns revenues and incurs expenses, for which discrete financial information is available and management regularly reviews the operating results. We have a single operating segment, however there are two reporting units for purposes of our goodwill impairment assessment.  All of our recorded goodwill is attributed to the Mobile Marketing and Advertising reporting unit, which generated substantially all of our revenues and expenses.  The second reporting unit represents the Intellectual Property reporting unit, which does not have any attributed goodwill.

We have an unconditional option to evaluate impairment of goodwill by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If the fair value of the reporting unit is determined to be more likely than not greater than the carrying amount, further testing of goodwill impairment is not performed. If the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test.

The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss, if any. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. When performing a quantitative two-step impairment test, we depend upon our estimates of future cash flows and other factors to determine the fair value of our reporting unit. We rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.

We estimate the fair value of our reporting units using primarily the income approach and, to a lesser extent, the market approach. Using the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital risk-adjusted for business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach.

In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units' fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We compare our implied control premium to the control premiums of recent comparable market transactions for reasonableness and may adjust the fair value estimates of our reporting units by adjusting the discount rates and/or other assumptions if necessary. Financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital, which we use to determine our discount rate, and our stock price, which we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we consider our unique competitive advantages that would likely provide synergies to a market participant. In addition, we consider external market factors, which we believe, may contribute to changes in and volatility of our stock price that does not reflect our underlying fair value.

Intangible Assets

Intangible assets were recorded as the result of business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We assess the recoverability of long-lived assets subject to amortization when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting. The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. When a business combination agreement provides for consideration to be paid in future periods, contingent on future events, we include an estimate of the acquisition-date fair value of the contingent consideration as part of the cost of the combination. Contingent consideration to be paid to officers, directors, shareholders and/or employees of the acquiree whom continue employment with the Company are evaluated as to whether the amounts represent purchase consideration or a separate transaction, such as post-transaction employee compensation.  Factors evaluated require significant judgment and include, among other factors; consideration of the terms of continuing employment, levels of post-transaction compensation, ownership interest of the selling shareholder/employees, linkage of the contingent consideration to the transaction date combination valuation and any other agreements or matters related to the transaction.  Acquisition transaction costs are expensed as incurred.   The results of operations of the acquired business are included in the Company's consolidated financial statements from the respective date of acquisition.

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

Revenue Recognition

We provide access to our AD LIFE Platform and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and revenues are generally recognized over the term of the contract.  We also offer professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria and have a fair value that can be obtained as the other services are generally sold without professional services.

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

We recognize tax benefits from uncertain tax positions only if it is “more-likely-than-not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest and penalties related to uncertain tax positions may be classified in the financial statements as either income taxes or interest and other expense classification. We classify interest and penalties related to uncertain tax positions as income tax expense.

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

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with our financial close process for our fiscal year 2013 financial statements, we concluded that the accounting for our acquisition of Hipcricket and JAGTAG, both of which occurred during fiscal year 2012, and of GEOS, which occurred during the first quarter of fiscal 2013, was incorrect because deferred income tax liabilities arising from the acquisition accounting were not properly recorded for the differences between the book and tax basis of the acquired assets. The corresponding reduction to the deferred income tax asset valuation allowance was also not properly recognized.  The Hipcricket and JAGTAG transactions were structured as non-taxable transactions to the acquired companies’ shareholders and therefore considered mergers according to the provisions of IRS Code Section 368(a)(1)(c).  To correct the errors related to the Hipcricket and JAGTAG transactions, we recorded an increase to goodwill of $13.5 million, an increase to deferred tax liability of $13.5 million, which resulted in a corresponding reduction to the deferred income tax asset valuation allowance of $10.0 million and an increase to income tax benefits of $10.0 million for the quarter ended August 31, 2011 and fiscal year ended February 29, 2012.  Accordingly, the financial statements for the year ended February 29, 2012 and unaudited quarterly and year-to-date periods ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012 have been restated in this annual report from amounts previously reported.  To correct the errors related to the GEOS transaction, we recorded an increase to the identified intangible asset category of patents of $2.6 million, an increase to deferred income tax liability of $2.6 million, and a corresponding reduction to the deferred income tax asset valuation allowance of $2.6 million and an increase to income tax benefits of $2.6 million for the quarter ended May 31, 2012.  As a result of our previously completed impairment analysis performed during the quarter ended November 30, 2012 on certain identified intangibles, we recognized additional impairment expense of $2.6 million to write off the increased value resulting from the adjustments for the GEOS transaction.

We assessed the impact of the errors relating to the Hipcricket and JAGTAG transactions on our interim goodwill impairment analysis that was performed as of November 30, 2012, using the methodology described in Note 2.  As a result of the increase in the carrying amount of goodwill resulting from the restatement, in our updated interim impairment assessment step one recoverability test (described in Note 6) we concluded that the carrying value of the reporting unit that included goodwill exceeded its fair value, resulting in an indication of impairment.  Therefore we were required to perform the step two analysis to calculate the impairment in which we estimated the fair value of the reporting units tangible and intangible assets and liabilities to arrive at the implied goodwill.  To estimate fair value we used our estimates of future cash flows, historical and estimated future operating results, business plans, economic projections, and marketplace data.  As a result of that analysis, we determined the implied goodwill was less than the carrying value and we recognized an impairment write down of goodwill of $25.9 million for the period ended November 30, 2012 and the year ended February 28, 2013, to reduce the carrying value of goodwill to $35.1 million.

Net loss, basic and diluted net loss per share, accumulated deficit, and shareholders’ equity were also affected by the restatements. These adjustments are carried forward in subsequent periods. The corrections had no impact on total revenue, operating expense, or operating cash flows.

The following tables summarize the corrections by financial statement line item (amounts may not add to totals, due to rounding):

	February 29, 2012
	As previously	Restatement	As
	Reported	Adjustments	restated
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183
Total assets	100,592,076	13,494,475	114,086,551
Deferred income tax liability	-	3,517,652	3,517,652
Total liabilities	31,377,176	3,517,652	34,894,829
Accumulated deficit	(72,533,071)	9,976,823	(62,556,249)
Total stockholders' equity	69,214,900	9,976,823	79,191,722
Total liabilities and stockholders' equity	100,592,076	13,494,475	114,086,551
Statement of Cash Flows
Net loss	(32,580,025)	9,976,823	(22,603,202)
Deferred income tax benefits	-	(9,976,823)	(9,976,823)
Statement of Shareholders Equity
Accumulated deficit	(72,533,071)	9,976,823	(62,556,249)
Stockholders' equity	69,214,900	9,976,823	79,191,722
Statement of Operations
Income tax benefit	$-	$9,976,823	$9,976,823
Net loss	(32,580,025)	9,976,823	(22,603,202)
Basic and diluted net loss per share	(0.41)	0.12	(0.28)

	As of and For the Three			As of and For the Six
	Months Ended August 31, 2011			Months Ended August 31, 2011
	(Unaudited)			(Unaudited)
	As previously	Restatement	As	As previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183	$47,484,708	$13,494,475	$60,979,183
Total assets	93,630,646	13,494,475	107,125,121	93,630,646	13,494,475	107,125,121
Deferred income tax liability	-	3,517,652	3,517,652	-	3,517,652	3,517,652
Total liabilities	26,998,307	3,517,652	30,515,959	26,998,307	3,517,652	30,515,959
Accumulated deficit	(49,973,217)	9,976,823	(39,996,394)	(49,973,217)	9,976,823	(39,996,394)
Total stockholders' equity	66,632,339	9,976,823	76,609,162	66,632,339	9,976,823	76,609,162
Total liabilities and stockholders' equity	93,630,646	13,494,475	107,125,121	93,630,646	13,494,475	107,125,121
Statement of Cash Flows
Net loss	(6,003,584)	9,976,823	3,973,239	(10,020,170)	9,976,823	(43,347)
Deferred income tax benefit	-	(9,976,823)	(9,976,823)	-	(9,976,823)	(9,976,823)
Statement of Shareholders Equity
Accumulated deficit	(49,973,217)	9,976,823	(39,996,394)	(49,973,217)	9,976,823	(39,996,394)
Stockholders' equity	66,632,339	9,976,823	76,609,162	66,632,339	9,976,823	76,609,162
Statement of Operations
Income tax benefit	-	9,976,823	9,976,823	-	9,976,823	9,976,823
Net loss	(6,003,584)	9,976,823	3,973,239	(10,020,170)	9,976,823	(43,347)
Basic and diluted net loss per share	$(0.08)	$0.14	$0.06	$(0.14)	$0.14	$-

	As of and For the Three			As of and For the Nine
	Months Ended November 30, 2011			Months Ended November 30, 2011
	(Unaudited)			(Unaudited)
	As previously	Restatement	As	As previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183	$47,484,708	$13,494,475	$60,979,183
Total assets	108,141,879	13,494,475	121,636,354	108,141,879	13,494,475	121,636,354
Deferred income tax liability	-	3,517,652	3,517,652	-	3,517,652	3,517,652
Total liabilities	29,462,242	3,517,652	32,979,894	29,462,242	3,517,652	32,979,894
Accumulated deficit	(61,351,329)	9,976,823	(51,374,506)	(61,351,329)	9,976,823	(51,374,506)
Total stockholders' equity	78,679,637	9,976,823	88,656,460	78,679,637	9,976,823	88,656,460
Total liabilities and stockholders' equity	108,141,879	13,494,475	121,636,354	108,141,879	13,494,475	121,636,354
Statement of Cash Flows
Net loss	(11,377,289)	-	(11,377,289)	(21,398,282)	9,976,823	(11,421,459)
Deferred income tax benefit	-	-	-	-	(9,976,823)	(9,976,823)
Statement of Shareholders Equity
Accumulated deficit	(61,351,329)	9,976,823	(51,374,506)	(61,351,329)	9,976,823	(51,374,506)
Stockholders' equity	78,679,637	9,976,823	88,656,460	78,679,637	9,976,823	88,656,460
Statement of Operations
Income tax benefit	-	-	-	-	9,976,823	9,976,823
Net loss	(11,378,112)	-	(11,378,112)	(21,398,282)	9,976,823	(11,421,459)
Basic and diluted net loss per share	$(0.13)	$-	$(0.13)	$(0.14)	$0.14	$(0.00)

	As of and For the Three
	Months Ended May 31, 2012
	(Unaudited)
	As previously	Restatement	As
	Reported	Adjustments	Restated
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183
Intangible assets, net	41,135,654	2,618,723	43,754,377
Total assets	96,829,482	16,113,198	112,942,680
Deferred income tax liability	-	3,517,652	3,517,652
Total liabilities	29,864,115	3,517,652	33,381,767
Accumulated deficit	(80,094,067)	12,595,546	(67,498,521)
Total stockholders' equity	66,965,367	12,595,546	79,560,913
Total liabilities and stockholders' equity	96,829,482	16,113,198	112,942,680
Statement of Cash Flows
Net loss	(7,560,996)	2,618,723	(4,942,273)
Deferred income tax benefit	-	(2,618,723)	(2,618,723)
Statement of Shareholders Equity
Accumulated deficit	(80,094,067)	12,595,546	(67,498,521)
Stockholders' equity	66,965,367	12,595,546	79,560,913
Statement of Operations
Net loss	(7,560,996)	2,618,723	(4,942,273)
Basic and diluted net loss per share	$(0.08)	$0.03	$(0.05)

	As of and For the Three			As of and For the Six
	Months Ended August 31, 2012			Months Ended August 31, 2012
	(Unaudited)			(Unaudited)
	As previously	Restatement	As	As previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183	$47,484,708	$13,494,475	$60,979,183
Intangible assets, net	40,583,291	2,618,723	43,202,014	40,583,291	2,618,723	43,202,014
Total assets	94,624,813	16,113,198	110,738,011	94,624,813	16,113,198	110,738,011
Deferred income tax liability	-	3,517,652	3,517,652	-	3,517,652	3,517,652
Total liabilities	18,515,584	3,517,652	22,033,236	18,515,584	3,517,652	22,033,236
Accumulated deficit	(82,393,665)	12,595,546	(69,798,119)	(82,393,665)	12,595,546	(69,798,119)
Total stockholders' equity	76,109,229	12,595,546	88,704,775	76,109,229	12,595,546	88,704,775
Total liabilities and stockholders' equity	94,624,813	16,113,198	110,738,011	94,624,813	16,113,198	110,738,011
Statement of Cash Flows
Net loss	(2,299,598)	-	(2,299,598)	(9,860,594)	2,618,723	(7,241,871)
Deferred income tax benefit	-	-	-	-	(2,618,723)	(2,618,723)
Statement of Shareholders Equity
Accumulated deficit	(82,393,665)	12,595,546	(69,798,119)	(82,393,665)	12,595,546	(69,798,119)
Stockholders' equity	76,109,229	12,595,546	88,704,775	76,109,229	12,595,546	88,704,775
Statement of Operations
Net loss	(2,299,598)	-	(2,299,598)	(9,860,594)	2,618,723	(7,241,871)
Basic and diluted net loss per share	$(0.02)	$-	$(0.02)	$(0.10)	$0.02	$(0.08)

	As of and For the Three			As of and For the Nine
	Months Ended November 30, 2012			Months Ended November 30, 2012
	(Unaudited)			(Unaudited)
	As previously	Restatement	As	As previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Balance Sheet
Goodwill	$47,484,708	$(12,424,525)	$35,060,183	$47,484,708	$(12,424,525)	$35,060,183
Intangible assets, net	30,489,139	(200,000)	30,289,139	30,489,139	(200,000)	30,289,139
Total assets	90,274,094	(12,624,525)	77,649,569	90,274,094	(12,624,525)	77,649,569
Deferred income tax liability	-	3,517,652	3,517,652	-	3,517,652	3,517,652
Total liabilities	9,097,712	3,517,652	12,615,364	9,097,712	3,517,652	12,615,364
Accumulated deficit	(87,362,012)	(16,142,177)	(103,504,189)	(87,362,012)	(16,142,177)	(103,504,189)
Total stockholders' equity	81,176,382	(16,142,177)	65,034,205	81,176,382	(16,142,177)	65,034,205
Total liabilities and stockholders' equity	90,274,094	(12,624,525)	77,649,569	90,274,094	(12,624,525)	77,649,569
Statement of Cash Flows
Net loss	(4,968,347)	(28,737,724)	(33,706,071)	(14,828,941)	(26,119,001)	(40,947,942)
Goodwill impairment	-	25,919,000	25,919,000	-	25,919,000	25,919,000
Impairment of intangible assets	5,849,160	2,818,723	8,667,883	5,849,160	2,818,723	8,667,883
Statement of Shareholders Equity
Accumulated deficit	(87,362,012)	(16,142,177)	(103,504,189)	(87,362,012)	(16,142,177)	(103,504,189)
Stockholders' equity	81,176,382	(16,142,177)	65,034,205	81,176,382	(16,142,177)	65,034,205
Statement of Operations
Goodwill impairment	-	25,919,000	25,919,000	-	25,919,000	25,919,000
Impairment of intangible assets	5,849,160	2,818,723	8,667,884	5,849,160	2,818,723	8,667,884
Income tax benefit	-	-	-	-	2,618,723	2,618,723
Net loss	(4,968,347)	(28,737,724)	(33,706,071)	(14,828,941)	(26,119,001)	(40,947,942)
Basic and diluted net loss per share	$(0.05)	$(0.26)	$(0.31)	$(0.15)	$(0.26)	$(0.41)

NOTE 4 — BUSINESS COMBINATIONS

Acquisition of GEOS IP Assets: On May 24, 2012, we acquired all of the common stock and all of the preferred stock of GEOS Communications IP Holdings, Inc. (“GEOS IP”) pursuant to the Stock Purchase Agreement between Augme and GEOS IP and other parties.  By acquiring the GEOS IP stock, we acquired five U. S. patents covering Voice over Internet Protocol (“VoIP”) and other mobility inventions and seven U.S. patent applications and 18 pending international patent applications covering related invention families within the field of mobile VoIP. The patents allow us to expand our mobile marketing and mobile advertising technology offerings to include adaptive voice technologies for any mobile environment, VoIP-enabled mobile marketing and advertising, VoIP-enabled e-commerce and VoIP-enabled services and support features within our AD LIFE Platform.

We determined that the GEOS IP assets acquired did not constitute a business as defined under ASC Topic 805 on the basis that the GEOS IP assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide economic benefits or return to us.  As a result, we accounted for this acquisition as an asset purchase.  The total consideration paid has been allocated to the intangible assets acquired based upon their relative fair values at the date of acquisition.

The fair value of the consideration given for the acquisition of the GEOS IP stock was $4.2 million, which included $355,000 in cash and $3.8 million in our common stock (1,860,465 shares at a price of $2.05 per share). We are indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of GEOS IP. In order to secure payment of any loss, the approximate 1.9 million shares of our common stock will be held for the benefit of the sellers in escrow for a period of up to 14 months following the closing date of the acquisition.

As described in Note 3, we recorded an increase to the carrying value of the patents on our balance sheet of $2.6 million to correct errors related to the income tax provision impacts of differences between the book and tax basis of the acquired assets, and a corresponding income tax benefit on our consolidated statement of operations, due to the reduction in the deferred income tax asset valuation allowance.

Acquisition of Hipcricket, Inc. Assets:  On August 25, 2011, we completed our acquisition of the business and substantially all of the assets of Hipcricket pursuant to the Amended and Restated Asset Purchase Agreement dated August 25, 2011 between Augme and Hipcricket. The acquisition provided us with expanded mobile marketing solutions for consumer brands, agencies, pharmaceutical/health, and media companies. We accounted for the acquisition as a business combination. The results of Hipcricket’s operations have been included in our financial statements since the date of the acquisition.

The estimated fair value of the acquisition consideration was $62.8 million, which included $3.0 million in cash, $35.5 million in our common stock (11,457,359 shares at a price of $3.10), a $1.0 million promissory note which was subsequently paid off in cash, and $2.0 million of seller tax liabilities, which were paid during the quarter ended May 31, 2012.  In addition, the transaction called for a 12-month earn-out payment to Hipcricket shareholders and employees, which was estimated to be between $15.0 million and $27.5 million. The amount of contingent consideration was based on the amount of revenue recognized in the earn-out period and could be paid in Augme’s common stock or a combination of common stock and cash at Augme’s discretion, provided that the transaction remained a tax-free reorganization. The earn-out period ended August 25, 2012.

The contingent consideration recorded at the time of the acquisition was $23.3 million plus the seller tax liabilities of $2.0 million, resulting in an aggregate liability on the transaction date of $25.2 million. The $2.0 million was paid during the quarter ended May 31, 2012. The contingent consideration was determined based upon the revenue recognized during the earn-out period, and was paid 50% to former Hipcricket shareholders and 50% to Hipcricket employees and employee-shareholders, that became employees of Augme after the acquisition. Based on an evaluation of the factors surrounding the transaction and the terms of the purchase agreement, the amount due under the earn-out provisions was accounted for as acquisition consideration.  We concluded that the contingent consideration to be paid to employees was a significant component of the transaction date valuation of the acquired business.  The calculation of the contingent payment was based upon factors established at the date of the transaction to be paid upon meeting the established revenue criteria of the acquired business.  The post transaction employment arrangements of the continuing employees are at market rates and the formula for determining the contingent consideration is consistent with the business valuation methodologies, based upon a revenue multiplier of revenue recognized from the acquired business for the twelve month period following the business combination.

The earn-out period ended on August 25, 2012, which was the measurement date of the contingent consideration obligation.  The earn-out payment was calculated to be $21,999,780, and we recognized a gain of $2,000,538 resulting from the reduction of the liability of the actual consideration due, compared to management’s previous estimates.  The gain is included within other income on the 2013 statement of operations.  We paid the contingent consideration in both cash and common stock in transactions occurring on August 25, 2012 and November 2, 2012 for substantially all of the outstanding liability.

We paid the former Hipcricket stockholders contingent consideration totaling $10,999,890, representing approximately 50% of the earn-out payment, in shares of our common stock. The number of common shares issued was calculated using a $2.00 per share price, as our common stock price as calculated under the agreement was below the $2.00 “floor” as stated in the agreement. Accordingly, we issued a total of 5,500,036 shares of common stock in satisfaction of the contingent consideration owed to the former Hipcricket shareholders. The market price of our common stock on August 25, 2012 was $1.48.  The difference between the $2.00 per share price used to calculate the number of shares to be issued, and the actual price of $1.48 on the measurement date, resulted in a reduction in the acquisition consideration payment of $2,860,019 which amount was included within other income on the statement of operations.

On November 2, 2012, we issued 3,734,835 shares of our common stock as form of payment, net of tax withholding, for the remaining contingent earn-out consideration. On December 4, 2012, this amount was reduced by 27,322 shares to 3,707,513 shares. The difference between the $2.00 per share price used to calculate the number of shares to be issued, and the actual price of the shares of $0.65 on the date we issued the shares, resulted in a reduction in the acquisition consideration payment of $7,339,173 which amount was included within other income on the statement of operations.

In connection with the business combination, we incurred merger related costs, including legal, consulting, accounting and other costs of $812,697 which are included in general and administrative expense in the 2012 statement of operations, respectively.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values. The acquisition was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. The fair value of the consideration paid in excess of net assets acquired is recorded as goodwill. The following table summarizes the estimates of fair value as of the date of acquisition (restated):

Acquisition consideration:
Cash paid	$3,000,000
Common stock issued to Hipcricket stakeholders	35,517,813
Promissory note	1,000,000
Contingent acquisition payable (in cash or common stock)	23,284,000

Total acquisition consideration	$62,801,813

Assets acquired, liabilities assumed and goodwill:
Accounts receivable	$2,014,109
Prepayments and deposits	189,052
Current liabilities	(979,087)
Deferred income tax liability	(10,997,717)
Customer relationships	11,900,000
Acquired technology	6,600,000
Acquired trade name	8,700,000

Total assets acquired and liabilities assumed	17,426,357

Goodwill	$45,375,456

Unaudited Pro Forma Results of Operations for Hipcricket Acquisition

The results of the Hipcricket acquisition are included in the financial statements from the date of acquisition. The unaudited pro forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the results of operations that we would have reported had the Hipcricket acquisition been completed on March 1, 2010 of the fiscal years presented, nor are they necessarily indicative of future results. Pro forma results include the discount of the present value of the contingent consideration over the two years presented.

	Year Ended
	2012	2011

Revenues	$16,884,243	$9,777,066
Net loss	(33,558,692)	(18,576,523)
Weighted average common shares	85,750,453	71,722,254
Basic and diluted net income (loss) per share	$(0.39)	$(0.26)

Acquisition of JAGTAG, Inc.:  On July 22, 2011, we completed our acquisition of the business and substantially all of the assets of JAGTAG, Inc. (“JAGTAG”) pursuant to the Asset Purchase Agreement dated July 22, 2011 between Augme and JAGTAG.  The acquisition enhanced our mobile marketing capabilities. We accounted for the acquisition as a business combination. The results of JAGTAG’s operations have been included in our financial statements since the date of the acquisition.  The estimated fair value of the consideration transferred to sellers was $5.6 million, comprised of 1,464,085 shares of common stock at a price of $3.86 per share.

In connection with the business combination, we incurred merger related costs, including legal, consulting, accounting and other costs of $274,518 which are included in general and administrative expense in the 2012 statement of operations.

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

Acquisition consideration:
Common stock issued to JAGTAG shareholders	$5,651,368

Assets acquired and liabilities assumed:
Cash	$32,206
Accounts receivable	266,047
Accounts payable	(539,225)
Current liabilities	(202,195)
Deferred income tax liability	(2,496,758)
Other liabilities	(80,547)
Patents (10 year expected life)	6,175,082

Total assets acquired and liabilities assumed	3,154,610

Goodwill	$2,496,758

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at February 28, 2013 and February 29, 2012:

	2013	2012

Office equipment and software	$1,503,872	$1,489,258
Furniture and fixtures	86,789	119,642
Leasehold improvements	—	—
Property and equipment	1,590,661	1,608,900
Less: Accumulated depreciation	(1,507,924)	(1,316,408)
Property and equipment, net	$82,737	$292,492

Depreciation expense was $209,355, $294,011, and $325,487 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended February 29, 2012 are as follows (restated):

Balance as of February 28, 2011:	$13,106,969
Goodwill from business combinations	47,872,214
Balance as of February 29, 2012 (Restated):	$60,979,183
Impairment	$(25,919,000)
Balance as of February 28, 2013:	$35,060,183

As described in Note 3, during our financial close process for fiscal year 2013 we concluded that that accounting for our acquisitions of Hipcricket, JAGTAG, and GEOS was incorrect because certain income tax provision impacts were not properly recorded for the differences between the book and tax basis of the acquired assets.  These errors impacted the recorded amounts of our goodwill and intangible assets.

During the fiscal quarter ended November 30 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Mobile Marketing and Advertising (“MMA”) reporting unit, the only reporting which has allocated goodwill. These indicators included the then recent trading values of our common stock, coupled with market conditions, recurring losses and the restructuring undertaken during the period. We assessed the impact of the errors relating to the Hipcricket and JAGTAG transactions on our interim goodwill impairment analysis that was performed as of November 30, 2012.  Due to the increased carrying value of the MMA reporting unit resulting from the adjustments described above, the first step fails and the second step of the impairment test was required to be performed as of November 30, 2012.  As a result of the second step, the implied fair value of goodwill was $35.1 million and we recognized an impairment loss of $25.9 million during the fiscal year 2013.  Any further reductions in the assessed fair value of the reporting unit, or a deterioration of the related fair value inputs, would likely result in an impairment charge in the period of such assessment.

Prior to completing the goodwill impairment test, we tested the recoverability of the MMA reporting unit’s long-lived assets (other than goodwill) and concluded that such assets were not impaired. We also performed a test of the recoverability of the Intellectual Property Holding (“IP Holding”) reporting unit, which resulted in an impairment of long-lived intangible assets.  However, no goodwill is allocated to the IP Holding reporting unit.

We do not expect all of the amounts recorded as goodwill or acquired intangible assets to be deductible for tax purposes.

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the finite-lived intangible assets is five years.

Identified intangible assets subject to amortization are included in both reporting units of our single operating segment.

As a result of efforts undertaken in the third fiscal quarter of 2013 to market certain patents for sale, and as a result of the interim period goodwill impairment assessment, management concluded that a triggering event had occurred requiring us to assess whether the carrying amount of certain of our intellectual property assets was recoverable.

The intellectual property for which indications of impairment existed are included in the IP Holding reporting unit, and those assets that were identified as impaired amounted to a net carrying value of $11.9 million prior to the impairment write-down.  In conducting an impairment review of the related intangible assets, we compare the fair value of the asset to its carrying value. If the fair value of the asset is less than the carrying value, the difference is recorded as an impairment loss. We estimated the fair value of the patents subject to the impairment analysis by calculating the expected proceeds to be received through a sale, exclusive license agreement and royalties that would have been paid to a third party had we not owned the patents. The expected proceeds to be received through a sale did not include an estimate of contingent fees to be received by us related to participating in future licensing fees received by a purchaser, if any, under future settlement or royalty arrangements in which they pursue.  Such fees are considered contingent gains and would be recognized when earned.

Following the completion of the impairment analysis, we determined that the fair value of the patents acquired in the Geos IP asset acquisition and the JAGTAG business combination, which are not core to the ongoing business operations or utilized in any material manner by the MMA reporting unit, were less than the carrying value due primarily to the reduction in the expected future cash flows to be received through licensing or sale, as the Company has restructured and changed its strategy related to certain non-core assets. As a result, we recorded an impairment charge of $8.4 million during fiscal year 2013, which was included in the Impairment of intangible assets and investments within consolidated the statement of operations.

The interim impairment assessment utilized Level 3 inputs to estimate the fair value of the patents.  We applied a discounted cash flow model based on certain scenarios, but significantly weighted towards outright sale given management’s intent to dispose or exclusively license the rights to these non-core IP assets.  In estimating the fair value of these patents, we used our own assumptions about the use of the patents by a market participant and considered all available evidence. However, as our efforts to sell certain of our IP patents progresses, additional evidence may emerge that could result in an additional charge that is required to be recorded in subsequent periods.

The fair values of the GEOS and JAGTAG patents are presented as Intangible assets available for sale in the consolidated balance sheets and management believes it is probable that a sale will occur within the next twelve months.

As further described in Legal Proceedings and Note 11 of the consolidated financial statements, during fiscal year 2013 we settled, dismissed, or abandoned certain litigation efforts to reduce our ongoing legal costs and wrote down the capitalized cost of these cases, resulting in an impairment charge of $3.5 million during the fiscal year ended February 28, 2013.

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As Of February 28, 2013
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Transfer to Held For Sale	Net Carrying Value
Patent litigation	84	7,567,290	1,060,109	3,528,386	-	2,978,795
Patents	120	12,642,189	51,356	8,467,883	3,500,000	622,950
Acquired technology	60	7,270,000	2,465,750	-	-	4,804,250
Customer relationships	60-72	12,850,000	4,143,958	-	-	8,706,042
Software	36	2,095,705	2,095,705	-	-	-
Non-compete agreements	36	212,000	212,000	-	-	-
Trade names	24 / indefinite	8,744,000	44,000	-	-	8,700,000
Total		$51,381,184	$10,072,878	$11,996,269	$3,500,000	$25,812,037

		As Of February 29, 2012
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patent litigation	84	5,471,107	950,150	4,520,957
Patents	120	6,340,300	292,297	6,048,003
Acquired technology	60	7,270,000	1,011,750	6,258,250
Customer relationships	60-72	12,850,000	1,605,625	11,244,375
Software	36	2,095,706	2,095,706	-
Non-compete agreements	36	212,000	185,500	26,500
Trade names	24 / indefinite	8,744,000	44,000	8,700,000
Total		$42,983,113	$6,185,028	$36,798,085

Amortization of intangible assets was $5.8 million, $4.0 million, and $694,113 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively. Amortization in future fiscal periods is expected to be as follows:

2014	$4,493,376
2015	4,510,016
2016	4,393,872
2017	2,491,394
2018	642,942
Thereafter	580,437
Total	$17,112,037

NOTE 7 — INCOME TAXES

The reconciliation between our effective tax rate on income from continuing operations and the federal statutory rate is as follows:

	Years Ended
	February 28, 2013	February 29, 2012 Restated	February 28, 2011

Statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	2.8	5.5	—
Change in valuation allowance	(27.4)	(1.4)	(34.9)
Stock-based compensation	(2.3)	(6.6)	—
Non-deductible expenses	(0.1)	(1.5)	(0.1)
Goodwill impairment	(13.8)	—	—
Acquisition related contingent consideration	8.3	(3.4)	—
Research tax credits	0.6	—	—
Prior year adjustments — deferred true-ups	0.8	4.6	—
Change in state rate	1.0	(1.5)	—
Other	0.1	—	—

Effective tax rate	5.0%	30.7%	—%

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets are recorded for the future tax benefit of net operating losses and tax credit carryforwards.  Significant components of our deferred tax assets and liabilities are as follows:

	February 28, 2013	February 29, 2012 Restated

Deferred tax assets:
Net operating loss carryforwards	$21,529,307	$15,304,087
Tax credit carryforwards	307,657	0
Stock-based compensation	2,028,017	1,447,029
Property and equipment	279,953	147,494
Trade accounts receivable	104,538	119,675
Other	236,094	0
Total deferred tax assets	24,485,566	17,018,285
Less: valuation allowance	(21,848,032)	(7,775,004)
Net deferred tax assets	2,637,534	9,267,281

Deferred tax liabilities:
Intangible assets	(6,155,186)	(12,784,933)
Net deferred tax assets	$(3,517,652)	$(3,517,652)

In accounting for income taxes, we recognize deferred tax assets if realization of such assets is more likely than not.  We believe, based on factors including but not limited to, our significant financial and tax loss history, forecasts of financial and tax income or loss, the estimated impact of future stock option deductions, possible tax planning strategies, and the expiration dates and amounts of net operating loss carryforwards, that it is more likely than not that the net deferred tax asset will not be realized in the future.

The net change in the valuation allowance for the fiscal year ended February 28, 2013 was an increase of $14.1 million. The net increase was the result of: (1) a $6.6 million decrease in the deferred tax liabilities related to intangible assets and (2) a $6.2 million increase in the deferred tax assets related to federal and state net operating losses generated in fiscal year 2013, which we expect to expire unused.

As of February 28, 2013, we had approximately $53.1 million in federal net operating loss carryforwards available to offset future federal taxable income.  Federal net operating losses will expire in tax years 2025 to 2032.  We also had approximately $37.5 million of state net operating loss carryfowards, which will expire in tax years 2014 to 2032.

Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions.  If such a limitation applies, the net operating loss may expire before full utilization.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at February 28, 2013 and February 29, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.  Equity will be increased if and when such deferred tax assets are ultimately realized.  We use ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

NOTE 8 — STOCKHOLDERS’ EQUITY

During the year ended February 28, 2013 the number of shares of our common stock outstanding has increased by 35.1 million shares, primarily as a result of the sale of our common stock and the payment of the contingent considerations related to the acquisition of Hipcricket in August 2011.

During the year ended February 28, 2013, we issued 22.0 million shares of common stock in connection with two public offerings of shares registered on a Form S-3 shelf registration statement which became effective with the SEC in July 2011.

●	On October 3, 2012, we sold 8.5 million shares of common stock at a price to the public of $0.80 per share. We also issued warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering.

●	On February 4, 2013, we sold 13.5 million shares of common stock at a price to the public of $0.49 per share. We also issued warrants to purchase an additional 6.7 million shares of common stock at an exercise price of $0.66 per share. We raised $5.9 million in proceeds, net of $0.7 million in costs related to the offering.

During the year ended February 28, 2013, we issued approximately 9.2 million shares of common stock as acquisition related contingent consideration in accordance with the purchase of Hipcricket, Inc.  We also issued approximately 1.9 million shares of common stock in connection with the acquisition of all of the outstanding common stock and preferred stock of GEOS IP, the assets of which comprise patents and intellectual property.  See Note 4.

During the year ended February 28, 2013, we issued approximately 1.6 million shares of common stock for option and warrant exercises and 500,000 shares of common stock to our legal counsel for services rendered to us related to corporate transactions and financial reporting.

During the year ended February 29, 2012, we issued 9.4 million shares of common stock in connection with a public offering, with net proceeds of $18.5 million.  These shares were issued at $2.15 per share, and were registered on a Form S-3 registration statement which became effective with the SEC in July 2011. Transaction fees and other fees related to the underwriting were $1.7 million.

During the year ended February 29, 2012, we issued 12.9 million shares of common stock in connection with acquisitions, see Note 4.

NOTE 9 — SHARE-BASED PAYMENTS

STOCK OPTIONS:

We maintain stock incentive plans for our employees.

2010 Incentive Stock Option Plan

In September 2010, our shareholders approved the Augme Technologies, Inc. 2010 Incentive Stock Option Plan (the “2010 Plan”), which our Board adopted on August 12, 2010. The purpose of the 2010 Plan is to advance our interests and those of our stockholders by enabling us to attract and retain persons of ability to perform services for us by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement of our economic objectives.  The 2010 Plan permits us to grant, for a ten-year period, stock options, restricted stock awards and bonuses of stock, collectively referred to in this discussion as “awards.”  We reserved 15,000,000 shares of our common stock for issuance to our directors, employees, independent contractors and consultants under the 2010 Plan. The Board of Directors or a committee of the Board administers the 2010 Plan and has the authority and discretion, subject to the provisions of the Plan, to select persons to whom awards will be granted, to designate the number of shares to be covered by each award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each award. As of February 28, 2013 there were options outstanding of 11.6 million shares of common stock and 0.6 million shares of stock issued from the 2010 Plan, leaving a balance of approximately 2.6 million shares available for future option awards.

2004 Stock Plan

In March 2004, our Board adopted our 2004 Stock Plan (the “2004 Plan”) pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive shares of common stock, incentive stock options as well as non-qualified stock options and stock appreciation rights (“SARs”). The 2004 Plan is administered by the Board of Directors.  Incentive stock options granted under the 2004 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value (“FMV”) of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 2004 Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the common stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. The 2004 Plan also permits the grant of new stock options to participants who tender shares of our common stock as payment of the exercise price of stock options or the payment of withholding tax (“Reload Options”). The Reload Options will be granted at the fair market value of a share of common stock on the date of the grant and will be exercisable six months following the date of the grant. The 2004 Plan also includes limited option valuation rights upon a change of control of the Company. We reserved 2,000,000 shares for issuance under the 2004 Plan, of which, to date, there are options issued covering 1,800,000 shares of common stock.

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

We estimate the expected volatility of options granted using a combination of historical volatility and implied volatility. We use a simplified approach to estimate the expected term for options granted. We base the risk-free interest rate used in the option valuation model on zero-coupon yields implied by U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data and future expectations to estimate option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The assumptions used to value our option grants were as follows:

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Expected dividends	—%	—%	—%
Expected term (in years)	3.5	2.7 – 3.5	4.5 – 10.0
Weighted-average volatility	63.0%	71.5%	91.5%
Risk-free rate	0.37 – 0.75%	0.4 – 0.5%	0.74 – 1.23%

The effect on our results of operations of recording share-based compensation expense for the years ended February 28, 2013, February 29, 2012, and February 28, 2011 was as follows:

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Selling and marketing	$1,594,565	$1,322,905	$243,913
Technology and development	1,069,186	1,271,437	427,673
General and administrative	1,774,521	3,608,887	2,290,101
Total stock-based compensation expense	$4,438,272	$6,203,229	$2,961,687

We have also issued non-qualified stock options to consultants and vendors for services provided, as well as employees, including officers, directors and consultants.

The summary of activity for our stock options is presented below:
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)
Options outstanding at February 28, 2010	5,258,415	1.51	5.20
Granted	11,445,683	1.85
Exercised	(1,991,153)	0.68
Cancelled	(266,155)	0.51
Forfeited and expired	(499,257)	1.63
Options outstanding at February 28, 2011	13,947,533	1.68	4.56
Granted	9,816,775	2.79
Exercised	(1,203,065)	1.03
Cancelled	(110,000)	0.62
Forfeited and expired	(2,298,024)	3.07
Options outstanding at February 29, 2012	20,153,219	2.09	4.07
Granted	3,326,668	1.35
Exercised	(602,092)	0.51
Cancelled	—	—
Forfeited and expired	(5,503,863)	2.31
Options outstanding at February 28, 2013	17,373,932	2.00	2.99

Options exercisable at February 28, 2013	12,329,755	$1.97	2.62

As of February 28, 2013, there was $3.8 million of unamortized share-based payment expense, which is expected to be amortized over the remaining weighted average expected life of 1.9 years.

The aggregate intrinsic value of the exercisable options at February 28, 2013 was $30,800. The aggregate intrinsic value was calculated based on the positive differences between the market value of our common stock on February 28, 2013 of $0.39 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at February 28, 2013 ranged from $0.25 to $4.10.  The weighted average fair value of options granted was $0.56, $1.22, and $1.85 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $0.8 million, $2.9 million, and $5.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

WARRANTS:

The estimated fair values of our stock warrant awards issued to service providers and employees were estimated with the following weighted average assumptions:

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Expected dividends	—%	—%	—%
Expected term (in years)	3.0 — 5.0	3.0 — 5.0	3.0
Weighted-average volatility	63.4%	65.1%	137.6%
Risk-free rate	0.37 – 0.77%	0.34 – 0.41%	0.74 - 3.57%

The fair value of the stock warrants issued is expensed over the vesting term.  The warrant expense for years ended February 28, 2013, February 29, 2012, and February 28, 2011 was as follows, which is included in selling, general and administrative expense within the statement of operations:

	Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Total warrant expense	$662,611	$2,621,420	$3,664,535

The summary of activity for Augme’s warrants is presented below:
	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2010	5,663,011	$1.60	1.67
Granted	11,762,087	2.70
Exercised	(4,943,939)	0.93
Forfeited, cancelled and expired	(1,800,178)	1.37
Warrants outstanding at February 28, 2011	10,680,981	1.63	1.87
Granted	2,177,724	2.58
Exercised	(1,833,920)	1.17
Forfeited, cancelled and expired	(237,144)	3.90
Warrants outstanding at February 29, 2012	10,787,641	1.86	2.80
Granted	10,222,330	0.82
Exercised	(1,000,000)	1.00
Forfeited, cancelled and expired	(838,867)	2.48
Warrants outstanding at February 28, 2013	19,171,104	1.32	3.53

Warrants exercisable and outstanding at February 28, 2013	18,346,103	$1.32	3.49

The exercisable warrants as of February 28, 2013 had no aggregate intrinsic value because the market value of our common stock on February 28, 2013 of $0.39 per share was lower than the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding at February 28, 2013 and February 29, 2012 ranged from $0.53 to $4.00 and $1.00 to $4.00, respectively.  The weighted average fair value of warrants granted was $0.49 and $2.23 at the years ended February 28, 2013 and February 29, 2012, respectively.

As of February 28, 2013, there was $0.3 million of unamortized expense, which is expected to be over the remaining weighted average contractual life of 2.4 years.

The total intrinsic value of warrants exercised during fiscal 2013, 2012, and 2011 was $0.6 million, $3.4 million, and $13.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at February 28, 2013:

Number of Shares
Stock options outstanding	17,373,932
Warrants outstanding	19,171,104
Stock options available for future grant	2,627,959
Common stock reserved for future issuance	39,172,995

NOTE 10 — LOSS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive.  As of February 28, 2013, there were potentially dilutive securities of options exercisable to purchase 17.4 million shares of common stock, and warrants exercisable to purchase 19.2 million shares of common stock.  As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share. Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statement of operations.

NOTE 11 — CONTINGENCIES

Litigation

In the normal course of business, we may become involved in various legal proceedings.  Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Litigation Update

Ongoing Litigation

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

The case is a patent infringement case originally filed by Augme against AOL, Inc. and Time Warner, Inc. in the Central District of California and subsequently transferred to the Southern District of New York.  It also originally included a trademark infringement action against AOL, Inc. for use of the BOOMBOX trademark which has subsequently been dismissed.  In its patent infringement claim, Augme sought both monetary relief for patent infringement damages and injunctive relief against further infringement by AOL and Time Warner.  The AOL defendants and Augme agreed to settle litigation between themselves and,on February 26, 2013, the case was dismissed between those parties. The stayed case remains pending against Time Warner, Inc.  Below is a summary of the current status of this case.

On June 13, 2012, the patent infringement claims were transferred from Judge Robert Sweet to Judge Colleen McMahon.  The residual claims for trademark infringement, unfair competition and false designation of origin, which remained with Judge Sweet, were dismissed by agreement of the parties on November 19, 2012.

With regard to the patent infringement claims, Time Warner filed a Motion for Judgment on the Pleadings on September 27, 2012, and, shortly thereafter, a Motion for Rule 11 Sanctions on October 23, 2012.  On October 26, 2012, the Court suasponte stayed the case regarding any claims related to U.S. Patent No. 7,269,636 (“‘636 patent”), pending the outcome of the ongoing reexamination of that patent by the U.S. Patent and Trademark Office.  Because the remaining patent-in-suit, U.S. Patent Nos. 6,594,691 (“‘691 patent”), is closely related to the ‘636 patent, Augme moved to stay the case in its entirety on November 5, 2012.  On December 20, 2012, Judge McMahon denied Augme’s motion to stay as to the ‘691 patent and did not disturb the preexisting stay as to the ‘636 patent.

Because of Judge McMahon’s requirement that all discovery in the case be completed by the end of February 2013 and given that discovery as to the ‘691 patent would be totally duplicative of discovery which would have to be conducted later as to the ‘636 patent, on January 7, 2013, Augme filed a covenant not to sue defendants on the ‘691 patent and a motion to dismiss the ‘691 patent from the case.  Based on the pendency of the motion to dismiss, on January 11, 2013, Magistrate Judge Gabriel Gorenstein adjourned all further discovery as to the ‘691 patent.

On January 16, 2013, Judge McMahon entered an order dismissing the ‘691 patent from the case and maintaining the stay as to the ‘636 patent.  She placed the case on suspension and denied Time Warner’s pending motions without prejudice.

The AOL defendants and Augme agreed to settle the litigation as between Augme, on the one hand, and AOL, Inc. and AOL Advertising, Inc., on the other.  Accordingly, on February 6, 2013, Augme and the AOL defendants filed a Joint Motion for Stipulated Dismissal of the case as between those parties.  On February 26, 2013, Judge McMahon entered an Order of Dismissal as to the parties, AOL, Inc. and AOL Advertising, Inc.  The stayed case remains pending against Time Warner, Inc.

Augme Technologies, Inc. v. Yahoo! Inc., Civil Action No. 3:09-cv-05386-JCS, a patent infringement lawsuit pending in the U.S. District Court for the Northern District of California since November 16, 2009.  On December 21, 2010, Yahoo! filed a first amended answer to Augme’s complaint, in which Yahoo! asserted its own counterclaim against Augme alleging infringement of, inter alia, U.S. Patent Nos. 7,640,320 (“‘320 patent”) and 7,512,622 (“‘622 patent”).  On August 21, 2012, the parties stipulated to dismissal of Yahoo’s claim for infringement of the ‘622 patent with prejudice.

This case is a patent infringement lawsuit brought by Augme against Yahoo, Inc.  Yahoo has also counterclaimed for patent infringement.  In this case, Augme is seeking monetary relief for patent infringement damage and injunctive relief against future infringement.  A summary of the case is set forth below.

With respect to Augme’s claims of patent infringement, on June 11, 2012, Yahoo! renewed its Motion for Summary Judgment of non-infringement. The Court heard argument on the summary judgment issues on July 20, 2012.  On August 8, 2012, the Court granted Yahoo!’s Motion for Summary Judgment of non-infringement, dismissing Augme’s patent claims against Yahoo! and declining to address Augme’s previously filed Motion for Partial Summary Judgment of validity.  Based on the Court’s summary judgment order, Augme moved for Entry of Judgment under Rule 54(b).  Yahoo! opposed Augme’s motion in light of the pending counterclaim for infringement of the ‘320 patent.  Nonetheless, Augme’s motion was granted by the Court on October 29, 2012, and final judgment was entered shortly thereafter on November 15, 2012.  On December 12, 2012, Augme filed a Notice of Appeal as to the judgment as to the Augme patent. The appeal was docketed by the Federal Circuit on December 19, 2012.

With respect to Yahoo!’s counterclaim regarding infringement of the ‘320 patent, the parties agreed to and filed a stipulation of infringement of this patent on December 13, 2012, under the Court’s claim construction ruling of January 3, 2012.  The parties also stipulated to entry of judgment under Rule 54(b) and 28 U.S.C. § 1292(c)(2), which permits the entry of judgment in patent cases “which … [are] final except for an accounting.”  The parties also requested that the Court stay the remainder of the case pending Augme’s appeal to the Federal Circuit Court of Appeals.  The Court signed such an order on December 13, 2012, and entered it the next day.  Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment on January 11, 2013. The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal.  Both consolidated appeals remain pending before the Federal Circuit.

Augme Technologies, Inc. v. Millennial Media, Inc., Civil Action No. 1:12-cv-00424, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 5, 2012. Augme filed a case against Millennial Media, Inc., asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721, United States Patent No. 7,269,636 and United States Patent No. 6,594,691.

This case is a patent infringement lawsuit filed by Augme against Millenial Media, Inc.  As originally filed, Augme was seeking monetary relief for patent infringement damage and injunctive relief against future infringement. A summary of the current status is set forth below.

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012, and Millennial Media withdrew its Motion to Dismiss on June 28, 2012.  A Scheduling Order was entered on September 28, 2012.  The case has been set for a seven day jury trial beginning on September 15, 2014.  On March 22, 2013, the parties began settlement discussions.  To facilitate those discussions, the parties filed, on April 12, 2013, a stipulation to stay further proceeding in the case which Judge Stark entered as an order on April 18, 2013.

Brandofino Communications vs. Augme Technologies, Inc. On September 27, 2011, Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County.  The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme.  Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights).  The Company intends to vigorously defend against Brandofino’s claim and pursue its counterclaims.

Shaub& Williams, L.L.P., vs. Augme Technologies, Inc. In connection with this matter, Augme's prior counsel, Shaub& Williams, LLP, on or about February 19, 2013 purported to file, and on March 15, 2013 purported to serve, a Complaint in the United States District Court for the Southern District of New York captioned Shaub & Williams, L.L.P. against Augme Technologies, Inc., Case No. 13 CIV 1101, seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in the Tacoda litigation.  Augme disputes the claim and intends to contest it vigorously.  In response to Augme's objection that jurisdiction was improperly pleaded, on or about March 22, 2013 Shaub & Williams purported to file, and on March 28, 2013 purported to serve on Augme, a First Amended Complaint that cured such defect.  Augme disputes the claim and intends to contest it vigorously. On April 12, 2013 Augme filed and served (1) an Answer denying the material allegations and claims of the First Amended Complaint; (2) counterclaims for professional negligence and breach of contract.  The initial meeting of counsel took place May 1, 2013.  The initial Pretrial Conference is scheduled for May 23, 2013.

Settled Litigation

Augme Technologies, Inc. v. Tacoda, Inc. and AOL, Inc., Civil Action No. 1:07-cv-07088-CM-GWG (the “Tacoda litigation”), a patent infringement lawsuit pending in the U.S. District Court for the Southern District of New York since August 2007.  The Court ruled that the temporal scope of the Tacoda case was limited to the period before AOL began to integrate Tacoda’s systems into its own systems.  Defendants represented to the Court that such integration commenced on September 28, 2007.

On August 24, 2012, Augme covenanted not to sue the defendants for any infringing activities related to the accused Tacoda systems before September 28, 2007 and thus, Augme voluntarily dismissed all claims against the defendants.  The Stipulation of Voluntary Dismissal specifically noted that the Covenant Not To Sue would not preclude enforcement of Augme’s other pending suits against AOL Inc., AOL Advertising, Inc. and Time Warner, as well as against AOL, Inc. and Gannett Co., Inc. The Court entered an order dismissing the Tacoda litigation on September 4, 2012, thus fully terminating that action as to all parties.

LucidMedia Networks, Inc., v. Augme Technologies, Inc., Civil Action 3:11-cv-282-HEH was severed from the Gannett litigation that was transferred out of Virginia and to New York. This severed counterclaim for alleged patent infringement was filed in the U.S. District Court for the Eastern District of Virginia as an Amended Complaint on August 9, 2011. On January 23, 2012, LucidMedia and Augme agreed on a preliminary settlement of all issues, and the Court entered an order staying all proceedings in the Eastern District of Virginia pending settlement discussions.  A final settlement agreement was reached on April 19, 2012, resulting in a patent license and services partnership.

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The Court issued its claim construction order on December 5, 2012. Augme and Pandora settled the litigation and filed a Joint Motion for Stipulated Dismissal with Prejudice on March 11, 2013.

Augme Technologies, Inc. v. Velti, USA, Civil Action No. 1:12-cv-00294, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of March 9, 2012.  Velti USA, Inc. is a global provider of mobile marketing and advertising technology and solutions. Augme is asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721, United States Patent No. 7,269,636 and United States Patent No. 6,594,691.

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

A Mediation conference was held before Magistrate Judge Sherry R. Fallon on February 1, 2013 in which the parties agreed to terms for settlement of the litigation.  A formal written agreement incorporating these terms was executed on March 22, 2013.  A stipulation of dismissal was filed March 26, 2013 and entered by the court on March 29, 2013.

Velti Ltd v. Augme Technologies, Inc., Civil Action No. C-13-0258.
On January 17, 2013, Velti Ltd. Filed a patent infringement suit against Augme in the U.S. District Court for the Northern District of California.  Velti’s complaint alleges infringement of U.S. Patent Nos. 8,099,316; 8,099,317; 8,160,916 and 8,239,242, all of which were issued in 2012.  The parties agreed to terms for settlement of the case and Velti filed a Notice of Dismissal with prejudice on March 26, 2013.

Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 1:11-cv-05193-CM (previously Augme Technologies, Inc. v. Gannett Co., Inc., LucidMedia Networks, Inc. and AOL, Inc., Civil Action No. 3:11-cv-00282-HEH (E.D.Va.)), a patent infringement lawsuit filed in the U.S. District Court for the Eastern District of Virginia on April 29, 2011, subsequently transferred to the U.S. District Court for the Southern District of New York.  This case involves Augme’s claims of infringement of U.S. Patent Nos. 7,783,721 and 7,831,690.

On June 24, 2011, LucidMedia Networks, Inc. filed a counterclaim against Augme in the U.S. District Court for the Eastern District of Virginia.

On April 26, 2012, Augme announced that a final settlement agreement was reached with LucidMedia. LucidMedia’s counterclaims against Augme, pending in the Eastern District of Virginia, were dismissed pursuant to the settlement as well as Augme’s claims against LucidMedia pending in the Southern District of New York. The remaining parties’ Opening Claim Construction briefs were submitted on June 22, 2012, and the Court issued its ruling on the disputed claim terms on August 28, 2012.The Court required supplemental Markman briefing on one disputed claim term to be submitted by October 5, 2012.  The parties are awaiting the Court’s decision on the construction of the remaining claim term, at which point discovery will resume.

AOL and Augme agreed to settle the litigation as between themselves.  Accordingly, on February 6, 2013, Augme and AOL filed a Joint Motion for Stipulated Dismissal of the case as between Augme and AOL.  On February 6, 2013, Judge McMahon entered an Order of Dismissal as to AOL, Inc.

The case then remained pending against Gannett Co., Inc. only.  Gannett and Augme agreed to settlement terms on April 10, 2013 and the entire case was dismissed with prejudice by order of Judge McMahon on April 15, 2013.

OPERATING LEASES

As of February 28, 2013 we leased space in four locations under non-cancellable leases, with initial terms of one to three years. Total rent expense under operating leases was $906,151, $789,672, and $277,837, for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

As of February 28, 2013, future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year 2014	$1,039,689
Fiscal year 2015	577,779
Fiscal year 2016 and thereafter	161,978
Total	$1,779,446

NOTE 12 — CONCENTRATION OF RISK

During the year ended February 28, 2013, two clients accounted for approximately 16% of our revenues and no other client accounted for over 5% of revenues.  During the year ended February 29, 2012, four clients accounted for approximately 29% of our revenues and no other client accounted for over 5% of revenues.

At February 28, 2013, three customers accounted for 23% of accounts receivable, the largest of which accounted for 9%.  At February 29, 2012, three customers accounted for 25% of accounts receivable, the largest of which accounted for approximately 11%.

NOTE 13 — SUBSEQUENT EVENTS

On March 7, 2013, we announced the downsizing of our division which was primarily involved with the development and monetization of our non-core patent and IP portfolio. The downsizing was facilitated by the sale of the assets and assumption of our lease which was utilized by our office and operations based in Tucson, Arizona. The downsizing is part of our broader strategy to focus on our core mobile advertising and mobile marketing business and does not include the sale or license of any intellectual property assets.  We will continue to pursue beneficial monetization efforts of our patents and IP litigation efforts that were underway at the time of downsizing.

On March 11, 2013, we entered into a settlement with Pandora Media, Inc. ("Pandora"), regarding Civil Action No. 1:11-cv-00379. Under the settlement, we have granted a fully paid-up license of certain patents for use by Pandora in its products in exchange for a lump sum payment of $250,000.  Each party has agreed not to sue the other for claims related to the released matters.

On March 22, 2013, we entered into a settlement with Velti Limited and Velti USA, Inc. (“Velti”), regarding Civil Action No. 1:12-cv-00294-LPS.  Under the settlement we have granted a fully paid-up license of certain patents for use by Velti in exchange for a lump sum payment of $200,000.  Each party has agreed not to sue the other for claims related to the released matters.

On April 5, 2013, we entered into a Separation and Release Agreement with Mr. Robert F. Hussey, former Chief Executive Officer and director of the Company.  Mr. Hussey separated from service as an officer and director of the Company on March 1, 2013.

On April 10, 2013, we entered into a settlement with Gannett Co., Inc. (“Gannett”), regarding Civil Action No. 11-cv-05193.  Under the settlement, we have granted a fully paid-up license of certain patents for use by Gannett in exchange for a lump sum payment of $150,000.  Each party has agreed not to sue the other for claims related to the released matters.

On May 9, 2013, we announced that we had secured an accounts receivable credit facility from Silicon Valley Bank. The revolving loan credit facility has a two-year term and allows us to borrow up to $5.0 million based upon a predetermined formula in the credit and security agreement.

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended February 28, 2013 and February 29, 2012 is as follows:

	First	Second	Third	Fourth	Total

Fiscal 2013 quarter:	Restated (1)	Restated (1)	Restated (1)
Total revenues	$5,078,351	$6,189,220	$7,433,051	$7,509,480	$26,210,101
Operating loss	$(4,944,918)	$(7,160,379)	$(41,005,388)	$(7,862,374)	$(60,974,444)
Net loss	$(4,942,273)	$(2,299,598)	$(33,706,071)	$(7,887,968)	$(48,837,295)
Basic and diluted	$(0.05)	$(0.02)	$(0.31)	$(0.07)	$(0.47)

Fiscal 2012 quarter:		Restated (1)	Restated (1)	Restated (1)	Restated (1)
Total revenues	$1,205,786	$1,287,122	$4,424,540	$5,032,922	$11,950,370
Operating loss	$(4,030,960)	$(6,008,740)	$(10,413,455)	$(9,431,320)	$(29,884,474)
Net income/(loss)	$(4,016,586)	$3,973,239	$(11,378,112)	$(11,181,743)	$(22,603,202)
Basic and diluted	$(0.06)	$0.06	$(0.13)	$(0.12)	$(0.28)

(1)	As described in Note 3 to our financial statements, our financial statements for the fiscal year ended February 29, 2012 and quarterly and year-to-date periods ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 August 31, 2012 and November 30, 2012 have been restated from amounts previously reported to reflect additional goodwill, deferred tax liability and income tax benefits associated with the acquired assets from our acquisitions of Hipcricket and JAGTAG, both of which occurred during fiscal year 2012, and our acquisition of GEOS, which occurred during the first quarter of 2013. Our restated financial statements for the three and nine months ended November 30, 2012 reflect additional impairment expense recorded in those periods for revisions to our interim impairment analysis performed as of November 30, 2012, as a result of the higher carrying values of our goodwill and intangible assets.

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

Our management, including the Chief Executive Officer and principal Chief Financial Officer, assessed the effectiveness of the our internal control over financial reporting as of February 28, 2013. In making this assessment, we used the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  (“SOX”).  Based on this assessment we concluded that, as of February 28, 2013, our internal control over financial reporting was ineffective due to insufficient technical accounting resources to identify, address and review complex accounting and financial reporting matters, including accounting for business combinations and the preparation and review of the income tax provision and related income tax financial statement disclosures.

Management has been actively engaged in the planning for, and implementation of, remediation efforts since the material weaknesses were initially discovered and reported in our Form 10-Q for the interim period ended November 30, 2011 and as included in the Form 10-K for the fiscal year ended February 29, 2012. During fiscal year 2013, we have continued to implement changes in control process and have added additional resources which we believe will continue to improve internal controls and remediate the control deficiencies in our financial reporting. Management has implemented a more formalized process for the preparation and review of financial statement reconciliations and reviewing and establishing appropriate accounting policies and procedures related to complex and unusual transactions. Additionally, we have retained new external tax specialists to assist us I the computation and review of income tax related matters and the income tax provision for financial statement reporting purposes.  Further, under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures. During fiscal year 2013, we have expanded staffing and engaged additional third parties to provide ongoing technical advice and continue to improve reconciliation and review procedures.

Management believes the measures described above will remediate the material weakness that existed as of February 28, 2013, and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

The effectiveness of our internal control over financial reporting as of February 28, 2013 has been audited by Moss Adams, an independent registered public accounting firm, as stated in their report which is included in Item 8 and incorporated by reference.

Changes in Internal Control over Financial Reporting

During fiscal year 2013, we began to make improvements to our internal control over financial reporting by adding another resource to support the CFO in addressing the identified material weaknesses and have retained third-party specialists to assist in the preparation of the income tax accounting and disclosures.

ITEM 9B. OTHER INFORMATION

Headquarters relocation

Effective May 13, 2013, our headquarters are located at 4400 Carillon Point in Kirkland, Washington where we lease 21,000 square feet of space for administrative, technical, sales and client services personnel. Our headquarters were formally located at 350 Seventh Avenue, 2nd Floor, in New York, New York.  We continue to maintain a presence in our New York location for administrative, sales, compliance, legal, and client services functions.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current executive officers and directors:

Officers And Directors	Age	Position
Ivan E. Braiker (1)	62	Chief Executive Officer and Director
Thomas J. Virgin	58	Chief Financial Officer
John M. Devlin, Jr.	68	Director, Audit Committee Chairman
Roberta L. Minicola	49	Director
Donald E. Stout	67	Director
Todd E. Wilson	41	Chairman of the Board of Directors, Corporate Secretary, and Compensation Committee Chairman

  Mr. Braiker was appointed Chief Executive Officer on March 1, 2013.

Ivan E. Braiker, Chief Executive Officer and Director

Ivan Braiker has been a director and our President since August 2011 and was appointed Chief Executive Officer in March 2013.  Mr. Braiker has over 30 years of executive management experience in broadcasting and media.  Earlier in his career, he earned Billboard Magazine’s Trendsetter of the Year award.  He was a co-founder and Chief Executive Officer of Hipcricket, Inc., a position he held from August 2004 until we acquired the assets and business of Hipcricket, Inc. in August 2011.  From 2002 to 2003, he held the position of President of Streamline Publishing and was co-founder and President of New Northwest Broadcasters from 1998 through 2002. We believe that Mr. Braiker’s executive management experience in the mobile marketing and advertising business as the co-founder and Chief Executive Officer of Hipcricket, Inc., among other media companies, makes him qualified to serve as a director.

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

John M. Devlin, Jr., Director, Audit Committee Chairman

Mr. Devlin has served as a director since March 2009. Mr. Devlin has been in the investment and asset management business for over 24 years. Before retiring from J.P. Morgan Investment Management in December 2003, he was a Senior Portfolio manager for 10 years, responsible for directing investment activity, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $20 billion in assets. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Throughout his career at J.P. Morgan, Mr. Devlin worked in all aspects of the investment and asset management business in areas such as fixed income trading and portfolio management.  From November 2008 to November 2011, Mr. Devlin was Managing Director of the American Irish Historical Society where he was responsible for managing day-to-day operations of the Society, including banking relationships, financial reporting, administration, and trustee and fund raising relationships. From October 2003 to October 2008, Mr. Devlin was the Vice Chairman of McKim & Company LLC where he was responsible for providing strategic planning and direction for McKim & Company, a venture capital source firm for start-up companies in the $1 million to $20 million bracket. Mr. Devlin received an MBA from Pace University in 1976 and completed his undergraduate degree in Finance at Georgetown University in 1967. We believe that Mr. Devlin’s education and his experience in the finance industry makes him qualified to serve as a director.  Mr. Devlin also serves on the Board of Directors of Spindle Inc., a mobile payment solutions company listed on the OTCBB.

Roberta L. Minicola, Director

Ms. Minicola has served as a director since January 2013.  Ms. Minicola has demonstrated experience in leadership and strategy across traditional and digital media with over 25 years’ experience in the advertising and media industry with a particular focus on monetizing content across platforms through both advertising and consumer direct. She currently holds a senior media industry role at Microsoft working closely with U.S. and international media enterprises. Prior to her role at Microsoft, Ms. Minicola was the CEO of Hybrid Television Services Pty Limited, the exclusive licensee of TiVo in Australia & New Zealand. She also served as a senior executive in the Seven Media Group, Australia, where she was responsible for the media conglomerate’s digital strategy. Ms. Minicola previously led the marketing and sales activities of mNet Group, which built Australia’s first 3G network in the Southern Hemisphere in 2001. We believe that Ms. Minicola’s extensive experience in the advertising and media industry makes her well qualified to serve as a director.

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

Todd E. Wilson, Chairman of the Board, Corporate Secretary, and Compensation Committee Chairman

Mr. Wilson has served as a director since June 2010.  Mr. Wilson brings more than 15 years of experience as an investor, board member and advisor to middle-market companies.  He currently serves as a Partner at Crane Street Capital, a California-based investment firm.  From July 2010 to September 2011, Mr. Wilson held the position of Managing Director for the Office of Small Business Services for the City of Los Angeles.  From July 2002 to December 2009, he served as a Principal in the private equity group at American Capital, Ltd.  Previously, from June 1999 to June 2002 he also served as a Principal with Wind Point Partners, a Chicago- based private equity firm with over $1.0 billion of capital under management. During his tenure as an equity investor, Mr. Wilson has worked closely with companies to maximize shareholder value and provide significant returns on corporate investments.  Mr. Wilson also served as an investment banker at Merrill Lynch from July 1993 to June 1995 and Montgomery Securities from July 1995 to February 1997.  We believe Mr. Wilson’s education and experience in the finance industry makes him qualified to serve as a director.

Our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee and a Compensation Committee.

Audit Committee

John M. Devlin, Jr. (chair) and Todd Wilson are the members of the Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. Our Board of Directors has determined that Mr. Devlin, an independent director, is an audit committee financial expert within the meaning of Rule 407(d)(5) of SEC Regulation S-K.

Compensation Committee

Todd Wilson (chair), John M. Devlin, Jr., and Donald Stout are the members of the Compensation Committee. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of our executive officers, administers our equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers), and administers the executive officer incentive plans.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have stock registered under Section 12 of the Exchange Act, therefore our officers, directors and the beneficial owners of over 10% of our securities are not subject to Section 16(a) of the Exchange Act.  Our officers and directors voluntarily report transactions in our securities on Forms 3, 4 and 5.

Code of Ethics and Whistleblower Policy

On March 11, 2010, we adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. The Code of Business Conduct and Ethics is available on our websites at www.augme.com or www.hipcricket.com under the “Investors — Corporate Governance” sections of the websites. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

The Augme Whistleblower policy, which is available on our websites, is intended to encourage Board members, staff (paid and volunteer) and others to report suspected or actual occurrence(s) of illegal, unethical or inappropriate events (behaviors or practices) without retribution.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee hold positions as an officer or employee. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.  The Compensation Committee is comprised of independent directors, as that term is defined in the listing standards of The Nasdaq Stock Market.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis is intended to provide an understanding of the compensation earned by each of our Named Executive Officers, as that term is defined in the Summary Compensation Table below.

Total compensation for each of the Named Executive Officers is reviewed and approved annually by the Compensation Committee, the members of which are Mr. Wilson, Mr. Devlin, and Mr. Stout, none of whom has been an officer or employee of our Company.  The Board of Directors excuses Named Executive Officers who are also directors from meetings during which the Named Executive Officer’s compensation is discussed or voted upon, and each Named Executive Officer and director abstains from voting on any matter which affects him or her individually.  The Compensation Committee does not employ a compensation consultant.

Compensation Philosophy

The objectives of our compensation program are to (1) attract, motivate, develop and retain top quality executives who will increase long-term stockholder value and (2) deliver competitive total compensation packages based upon the achievement of both Company and individual performance goals.  We expect our executives to balance the risks and related opportunities inherent in its industry and in the performance of his or her duties and to share the upside opportunity and the downside risks once actual performance is measured.

To achieve the above goals, the Compensation Committee has set forth a compensation program for its Named Executive Officers that is reviewed annually.  It includes the following elements:

    ●  base salary;
    ●  annual cash incentive bonuses;
    ●  share-based compensation; and
    ●  health and other benefits.

To maintain a competitive compensation program for our Named Executive Officers, the Compensation Committee, on an annual basis, performs the following: (a) reviews compensation practices to assure fairness, relevance, support of the strategic goals of the Company and contribution of the Named Executive Officer to the creation of long-term stockholder value, (b) considers the relevant mix of compensation based upon three components, each an important factor — base salary, annual or intermediate incentives and long-term compensation, including stock options and (c) implements a compensation plan that reasonably allocates a portion of the Named Executive Officer’s total compensation through incentives and other forms of longer-term compensation linked to Company and individual performance and the creation of stockholder value, including stock option awards and programs.  We believe that we have no compensation policies and programs that give rise to risks reasonably likely to have a material adverse effect on us.

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

Elements of Executive Compensation

As discussed above, our compensation programs for our Named Executive Officers are based on four components: base salary, annual cash incentives, stock-based compensation and retirement, health and other benefits, each is intended as an important piece of the overall compensation.

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

Annual Bonuses

Annual bonuses are intended to be a component of a Named Executive Officer’s compensation package.  The amount of annual bonus compensation to be awarded to each Named Executive Officer (if any), other than the Chief Executive Officer, is determined by the Compensation Committee, upon recommendation by the Chief Executive Officer.  The amount of annual bonus compensation to be awarded to the Chief Executive Officer is determined by the Compensation Committee.  While the Chief Executive Officer and the Compensation Committee consider the Company’s overall performance and each individual’s performance when determining the amount of bonus to award, there is no predefined written plan, acknowledged by the recipient, with respect to performance measures that obligates us to pay an annual bonus, and the Compensation Committee retains absolute discretion to award bonuses and to determine the amount of the bonuses.  No bonuses were paid to the Named Executive Officers during the fiscal year 2013.

Share-Based Compensation (Long-Term Incentive Compensation; Stock Options)

Share-based long-term incentive compensation awarded to Named Executive Officers has been and is provided through the issuance of stock options and, occasionally, grants of shares of our common stock.  Stock options are an important element of our long-term incentive programs.  The primary purpose of stock options is to provide the Named Executive Officers and other employees with a personal and financial interest in our success through stock ownership, thereby aligning the interests of such persons with those of our stockholders.  The Compensation Committee believes that the value of stock options will reflect the Company’s financial performance over the long-term.  Because our stock option program provides for a vesting period before options may be exercised and, in general, an exercise price based on the fair market value as of the date of grant, employees benefit from stock options only when the market value of the common shares increases over time.

Share-based awards typically consist of options to purchase common stock that vest over three to five years and have a term of five to ten years.  We have approximately 85,000 shares subject to options that expire in more than five years, all of which expire within 6.5 years.

Our long-term incentive programs are generally intended to provide rewards to Named Executive Officers only if value is created for stockholders over time and the Named Executive Officers continue in the employ of the Company.  The Compensation Committee believes that employees should have sufficient holdings of our common stock so that their decisions will appropriately foster growth in the value of the Company.  The Compensation Committee reviews with the Chief Executive Officer the recommended individual awards and evaluates the scope of responsibility, strategic and operational goals of individual contributions in making final awards.

With respect to the share-based compensation, we recognize stock compensation expense based on the Accounting Standards Codification 718 (“ASC 718”).  ASC 718 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  We use the Black-Scholes option-pricing model to determine the grant date fair value.  We have not engaged in amending, cancelling or re-pricing stock options awarded to its Named Executive Officers.

Health and Other Benefits

We provide health and other benefits as an additional incentive to retain employees.

We currently make available to our Named Executive Officers and all employees a comprehensive health insurance program.  We currently provide a basic term life insurance policy to all employees and make additional coverage available at the employee’s expense and discretion.

We do not provide any additional perquisites to the Named Executive Officers, other than those which are included in the Summary Compensation Table. The total of all perquisites to any Named Executive Officer did not equal or exceed $10,000 for the 2013 fiscal year.

Our executive officers are eligible to participate in our 401(k) plan on the same basis as other eligible employees. We do not offer a defined benefit pension plan.

Post-Termination Compensation

Please see the discussion below titled “Employment Agreements and Compensation Arrangements” and “Potential Payments Upon Termination or Change in Control” for information regarding severance payments that we would be required to make to certain of our Named Executive Officers.

Earn-out Compensation

For information related to certain earn-out compensation that was paid to Ivan Braiker, our Chief Executive Officer and Tom Virgin, our Chief Financial Officer, please see the discussion under Item 13, “Certain Relationships and Related Transactions.”

Other than as discussed below in “Employment Agreements and Compensation Arrangements” and “Potential Payments Upon Termination or Change in Control” and in the sections of this Annual Report titled  “Director Compensation” and “Certain Relationships and Related Transactions,” there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to a Named Executive Officer at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer, or a change in control of our company or a change in the Named Executive Officer’s responsibilities following a change in control.

Compensation Committee Report

The compensation committee of our Board has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the compensation committee:

    Todd E. Wilson, Chair
    John M. Devlin, Jr.
    Donald Stout

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation for our fiscal year ended February 28, 2013 and, where applicable, fiscal years 2012, and 2011 for our Chief Executive Officer, our Chief Financial Officer, and three of our former executive officers (collectively, the “Named Executive Officers”).
Name and Principal Position	Year	Salary ($)	Stock Award ($)(1)	Option/Warrant Awards ($)(2)	All Other Compensation ($)		Total Compensation ($)

Ivan E. Braiker (3)	2013	284,750	—	—	1,477,742	(4)	1,762,492
Chief Executive Officer and Director	2012	142,500	—	493,575	—		636,075

Thomas J. Virgin (5)	2013	225,631	—	—	875,724	(6)	1,101,355
Chief Financial Officer	2012	117,590	—	423,318	—		540,908

Robert F. Hussey (7)	2013	118,333	—	71,581	—		187,914
Former Chairman of the Board and
Former Interim Chief Executive Officer

Paul R. Arena (8)	2013	310,577	—	69,175	210,869	(9)	590,621
Former Chairman of the Board and	2012	387,500	—	151,584	—		539,084
Former Chief Executive Officer	2011	203,429	236,250	1,859,012	—		2,298,691

Michael Eric Harber (10)	2013	82,027	—	—	1,497,440	(11)	1,579,467
Former Chief Operating Officer	2012	132,500	—	467,663	—		600,163

(1)	Reflects the fair value stock and option awards on the grant date in accordance with FASB ASC Topic 718.
(2)	Reflects the aggregate fair value of stock options and warrants on the grant date in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. Assumptions used in the calculation of these values are included in Note 9 to our audited financial statements included in this Annual Report.
(3)	Mr. Braiker was appointed Chief Executive Officer on March 1, 2013 and has served as President since August 25, 2011. His initial base salary of $270,000 per year was increased to $300,000 per year as of December 1, 2011, and increased to $320,000 on March 1, 2013. Amounts in the Salary column represent salary paid during the fiscal year.
(4)	Amount represents earn-out compensation of $726,201 and tax gross-up of $751,540 paid in connection with the Hipcricket acquisition. Please see the discussion under Item 13, “Certain Relationships and Related Transactions.”
(5)	Mr. Virgin was appointed Chief Financial Officer on October 7, 2011. His base salary is $264,000 per year. Amounts in the Salary column represent salary paid during the fiscal year.
(6)	Amount represents earn-out compensation of $542,241 and tax gross-up of $333,483 paid in connection with the Hipcricket acquisition. Please see the discussion under Item 13, “Certain Relationships and Related Transactions.”
(7)	Mr. Hussey was appointed Interim Chief Executive Officer effective September 17, 2012, having served as Interim Chief Operating Officer since June 1, 2012. Mr. Hussey resigned on March 1, 2013. Amounts in the Salary column represent salary paid during the fiscal year.
(8)	Mr. Arena served as Chief Executive Officer from June 8, 2010 until his resignation on September 17, 2012. His initial base salary of $275,000 was increased as of June 28, 2011 to $425,000 for the remainder of fiscal year 2012. Amounts in the Salary column represent salary paid during the fiscal year.
(9)	Amount reflects severance of $159,375, accrued paid time off of $43,606, and payment of health and dental insurance premiums of $7,889 paid during the fiscal year.
(10)	Mr. Harber served as Chief Operating from August 25, 2011 until his resignation on June 20, 2012. His initial base salary of $245,000 was increased as of December 1, 2011 to $285,000 for the remainder of fiscal year 2012. Amounts in the Salary column represent salary paid during the fiscal year.
(11)	Amount represents earn-out compensation of $648,810 and tax gross-up of $612,475 paid in connection with the Hipcricket acquisition, severance of $200,510, accrued paid time off of $22,853, and payment of health and dental insurance premiums of $12,792 paid during the fiscal year.

Employment Agreements and Compensation Arrangements

Employment Agreement with Ivan E. Braiker

On August 25, 2011, we entered into an employment agreement with Ivan E. Braiker, which was subsequently amended on December 1, 2011 and May 7, 2013, pursuant to which Mr. Braiker will be employed by us for an initial term of three years as our President prior to March 1, 2013 and as our Chief Executive Officer as of March 1, 2013.  Thereafter, we may elect to extend employment to Mr. Braiker for one or more additional twelve-month periods.  During the first-year of the term Mr. Braiker received a base salary of $270,000 per annum, which was amended to $300,000 per annum on December 1, 2011, and was amended to $320,000 on March 1, 2013, increasing to $350,000 on March 1, 2014.  If the Employment Agreement is renewed for a subsequent term or terms, the base salary will be increased (a) by a minimum of 10% over the base salary in effect on the renewal date or (b) as our Board of Directors shall determine if in excess of the minimum increase.  In addition to the base salary, Mr. Braiker will be eligible for an annual performance bonus, consistent with the annual performance bonus afforded to other senior management employees, to be payable upon achievement of performance goals and objectives to be mutually agreed upon by Mr. Braiker and the Board of Directors in advance of the relevant performance period.  Additionally, the Board of Directors will have the discretion to award Mr. Braiker a discretionary bonus of up to $20,000 per quarter.  Mr. Braiker may receive other adjustments in compensation or a bonus, as determined in the sole discretion of the Board of Directors.

Upon execution of the Employment Agreement dated August 25, 2011, Mr. Braiker received an option grant which gives him the right to purchase 235,000 shares of Augme common stock at an exercise price of $3.04 per share (which was the closing price of the common stock on August 24, 2011, the date the Board of Directors approved the option grant to Mr. Braiker).  The option has a five year term.  The right to purchase 47,000 shares of common stock vested upon execution of the Employment Agreement and the right to purchase the remaining 188,000 shares of common stock vests in equal monthly increments over a 36 month period.  The right to purchase unvested shares of common stock will vest in the event of a Control Change, as defined in the Employment Agreement.  Furthermore, in the event that we receive cash proceeds exceeding $10 million (but less than $25 million) relating to a litigation settlement, licensing fee arrangement or sale of intellectual property, the right to purchase 50% of the unvested shares of common stock will vest and in the event that we receive cash proceeds exceeding $25 million relating to a litigation settlement, licensing fee arrangement or sale of intellectual property, the right to purchase 100% of the unvested shares of common stock will vest.  Pursuant to the May 7, 2013 amendment, in the event of a Control Change Mr. Braiker will receive a fee of 1% of aggregate consideration over $75 million.

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

Employment Agreement with Thomas J. Virgin

On October 7, 2011, we entered into an employment agreement with Thomas J. Virgin pursuant to which Mr. Virgin will be employed by us as our Chief Financial Officer for an initial term of three years.  Mr. Virgin’s Employment Agreement is substantially the same as Mr. Braiker’s Employment Agreement, with the exception of the following:  (i) Mr. Virgin’s initial annual salary of $240,000, is to be increased by 10% in each of the second and third years of the term; and (ii) Mr. Virgin received stock options to purchase 100,000 shares of Augme common stock at an exercise price of $3.10 per share, with 20,000 option shares vesting upon execution of the Employment Agreement, and the balance vesting in equal monthly increments over a 36 month period.

Separation and Release Agreements

During 2013 fiscal year we entered into Separation and Release Agreements with four former employees.  Information about these agreements is included in the section of this Annual Report titled “Certain Relationships and Related Transactions.”

FISCAL 2013 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding grants of plan based awards to each of our named executive officers during fiscal year 2013.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Shares Underlying		Exercise Price of Option	Grant Date Fair Value of Stock and Options
Name	Grant Date	Target ($)	or Units (#)	Options (#)(1)		Awards ($ / Sh)	Awards ($)(2)

Ivan Braiker	—	—	—	—		—	—

Tom Virgin	—	—	—	—		—	—

Robert Hussey	11/06/2012	—	—	235,000		0.66	71,581

Robert Hussey	06/15/2012	—	—	250,000	(3)	2.20	156,300

Robert Hussey	09/10/2012	—	—	300,000	(4)	1.20	194,520

Paul Arena	10/1/2012	—	—	250,000	(5)	1.50	69,175

Michael Eric Harber	—	—	—	—		—	—

(1)	Represents number of shares underlying options awarded, each of which vest over time.
(2)	Amounts represent the fair value of the awards on the date of grant.
(3)
This award is for a warrant granted in connection with Mr. Hussey’s consulting agreement with us which was effective prior to Mr. Hussey’s employment.  This warrant was issued outside of a shareholder-approved plan.

(4)	This award is for a warrant granted in connection with Mr. Hussey’s joining the Board of Directors. This warrant was issued outside of a shareholder-approved plan.
(5)	This award is for a warrant granted pursuant to Mr. Arena's Separation and Release Agreement.

OUTSTANDING EQUITY AWARDS AT FEBRUARY 28, 2013

The following table sets forth certain information concerning unexercised stock options and warrants for each Named Executive Officer at February 28, 2013.

Outstanding Equity Awards at Fiscal Year End

Named Executive Officer	Reference	Option/Warrant Grant Date	Number of securities underlying unexercised options/warrants (#) Exercisable	Number of securities underlying unexercised options/warrants (#) Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date
Ivan Braiker	(4)	08/25/2011	141,000	94,000	3.04	08/25/2016

Ivan Braiker	(1)	12/29/2011	116,667	183,333	2.15	12/29/2016

Thomas J. Virgin	(1)	08/24/2011	51,250	51,250	3.04	08/24/2016

Thomas J. Virgin	(4)	10/07/2011	55,556	44,444	3.10	10/07/2016

Thomas J. Virgin	(1)	12/29/2011	93,333	146,667	2.15	12/29/2016

Robert F. Hussey	(2)	06/15/2012	250,000	—	2.20	06/14/2015

Robert F. Hussey	(3)	09/10/2012	41,667	258,333	1.20	09/10/2017

Robert F. Hussey	(4)	11/06/2012	62,667	—	0.66	11/05/2017

Paul R. Arena	(5)	06/08/2010	12,500	—	1.00	06/08/2015

Paul R. Arena	(6)(8)	06/08/2010	2,000,000	—	1.00	06/08/2015

Paul R. Arena	(7)(8)	09/07/2010	1,000,000	—	1.47	09/07/2015

Paul R. Arena	(1)(8)	12/29/2011	425,000	—	2.15	12/29/2016

Paul R. Arena	(5)	10/01/2012	250,000	—	1.50	10/01/2017

Michael Eric Harber	(9)	08/25/2011	150,000	—	3.04	08/25/2016

Michael Eric Harber	(10)	12/29/2011	189,998	—	2.15	12/29/2016

(1)	The indicated options vest 1/36th each month from the grant date.
(2)	The indicated warrant vested 1/6th each month from the grant date.
(3)	The indicated warrant’s original vesting was 1/36th each month from the grant date.
(4)	The indicated option’s original vesting was as follows: 20% vested at grant, and 80% vesting 1/36th each month from the grant date.
(5)	The option was granted fully vested on the grant date.
(6)	The indicated option’s original vesting was as follows: 25% vested at grant, and 75% vesting 1/36th each month from the grant date.
(7)	The indicated option’s original vesting was as follows: grant will vest upon the 30-day average closing stock price of Augme common stock of $3.25 or greater.
(8)	The indicated option’s remaining vesting was accelerated pursuant to Mr. Arena’s Separation and Release Agreement dated September 21, 2012.
(9)
The indicated option’s original vesting was as follows: 20% vested at grant, and 80% vesting 1/36th each month from the grant date. Pursuant to Mr. Harber’s Separation and Release Agreement dated June 20, 2012, vesting of 61,000 shares were accelerated.

(10)
The indicated option’s original vesting was 1/36th each month from the grant date. Pursuant to Mr. Harber’s Separation and Release Agreement dated June 20, 2012, vesting of 150,415 shares were accelerated.

Options Exercised and Stock Vested

There were no stock options or similar instruments exercised during the last completed fiscal year by any of the Named Executive Officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In the table below, we have estimated the potential incremental compensation to which each Named Executive Officer would have been entitled if he had experienced an Involuntary Termination without cause or a Change in Control Termination effective as of February 28, 2013.  The amounts shown assume that the termination was effective as of February 28, 2013, the last day of fiscal year 2013 and that the price of our common stock as of termination was the closing price of $0.39 on February 28, 2013. Because all outstanding options held by the Named Executive Officers have exercise prices higher than the February 28, 2013 closing price of our common stock, there is no incremental value attributable to the acceleration of stock options upon a change in control.  The actual amounts to be paid can be determined only following the officer’s termination.

	Termination Without Cause or for Good Reason, (1)
Named Executive Officer	Cash Payments ($)	Benefits ($)	Total ($)
Ivan E. Braiker	843,000	10,415	853,415

Thomas J. Virgin	714,400	15,602	730,002

Robert Hussey	—	—	—	(2)

Paul Arena	212,500	7,888	220,388	(3)

(1)
The employment agreements for Mr. Braiker and Mr. Virgin state that if the executive’s employment is terminated by us without Just Cause or by the executive for Good Reason, we will be required to continue to pay to the executive his then-current base salary, in accordance with customary payroll practices, plus accrued but unpaid vacation time, accrued but unpaid benefits and reimbursement of all unpaid business expenses for a period of the greater of (a) 6 months; or (b) the remainder of the employment term.  The amounts above represent cash payments that would have been payable to each executive upon such termination if the termination had occurred on February 28, 2013.

(2)
Mr. Hussey was appointed Interim Chief Executive Officer effective September 17, 2012.  The employment agreement for Mr. Hussey stated that he would receive fees of 0.5% of Aggregate Consideration up to $200 million, plus 1% of Aggregate Consideration between $200-$400 million, plus 1.5% of Aggregate Consideration above $400 million upon a Change of Control of the Company. The employment agreement did not define benefits for termination for Just Cause or Good Reason.  Mr. Hussey resigned on March 1, 2013 and the Company agreed to pay Mr. Hussey termination benefits totaling $230,838.  See Item 13 for a description of Mr. Hussey’s Separation Agreement.

(3)
The amounts above represent cash payments that would have been payable to Mr. Arena pursuant to his employment agreement, if he had remained employed by the Company and termination had occurred on February 28, 2013.  Mr. Arena served as Chief Executive Officer from June 8, 2010 until his resignation on September 17, 2012.  Upon separation, we agreed to pay Mr. Arena $318,750 for severance and subsequently amended this amount to $234,375 pursuant to a mutual settlement between Mr. Arena and the Company.

Director Compensation

Beginning in fiscal year 2014, each non-employee director will receive the following cash compensation for his or her service as a director:

●	A fee of $10,000 each quarter, except for the Chairman of the Board who will receive $12,500 each quarter; and
●	A fee of $1,500 each quarter for each committee on which a director serves.

For the first two quarters of fiscal year 2014, the Board has agreed to accept its quarterly fees in half cash and half stock.

During the fiscal year 2013, we did not pay our directors cash fees for serving on our Board.  During the fiscal year 2013, we granted to our independent directors options and warrants to purchase shares of our common stock, as described below.  Ivan Braiker was not paid additional compensation or granted options or warrants for his service as director.  His compensation is fully reflected in the other tables contained in this report.

Quarterly Option Grants

Beginning on November 30, 2010, all of our independent directors received grants of options to purchase 6,000 shares of our common stock on the last day of each quarter, so long as they were serving as a director on that date.  The price per share equaled the ten-day trading average closing price of our common stock, computed from the last day of the quarter.  These warrants vest in equal monthly increments over 36 months and have five year terms.  At the end of the third fiscal quarter of fiscal year 2013, we discontinued granting quarterly option grants.

January 18, 2013 Warrant Grant

On January 18, 2013, we granted to Ms. Minicola a warrant to purchase 300,000 shares of our common stock at a price of $0.53 per share. These warrants vest in equal monthly increments over 36 months and have five year terms.  The value of the warrant on the date of grant was $86,100.

Compensatory Arrangement with Roberta L. Minicola

On January 21, 2013, we entered into an agreement with Roberta Minicola, a director, pursuant to which we agreed, in conjunction with her appointment as a director, to pay her a flat fee equal to 1% of the net aggregate consideration received by us in excess of $75 million in a change of control transaction.  The term of this agreement is concurrent with Ms. Minicola’s service on our Board of Directors and for the six month period following her resignation.

The following chart reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended February 28, 2013.

Director Name	Option/Warrant Awards ($)	Reference	Total ($)

John M. Devlin, Jr.	$5,692	(1)	$5,692

John M. Devlin, Jr.	3,471	(2)	3,471

John M. Devlin, Jr.	1,703	(3)	1,703

Roberta Minicola (6)	86,100	(4)	86,100

Ernest W. Purcell (7)	5,692	(1)	5,692

Ernest W. Purcell (7)	3,471	(2)	3,471

Ernest W. Purcell (7)	29,595	(5)	29,595

Donald Stout	5,692	(1)	5,692

Donald Stout	3,471	(2)	3,471

Donald Stout	1,703	(3)	1,703

Todd E. Wilson	5,692	(1)	5,692

Todd E. Wilson	3,471	(2)	3,471

Todd E. Wilson	1,703	(3)	1,703

The amounts listed represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.  These amounts are not paid to or realized by the officer. Assumptions used in the calculation of these values are included in Note 9 to our audited financial statements included in this Annual Report.

(1)	Option was granted on May 31, 2012 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $2.09.
(2)	Option was granted on August 31, 2012 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $1.48.
(3)	Option was granted on November 30, 2012 for 6,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $0.60.
(4)	Warrant was granted on January 21, 2012 for 300,000 shares with a 5 year term, vesting 1/36th per month and an exercise price of $0.53.
(5)
Warrant was granted fully vested on September 12, 2012 for 50,000 shares with a 5 year term and an exercise price of $1.25.  The warrant was issued in connection a note payable issued by us to Mr. Purcell in the amount of $200,000.  See the discussion under Item 13, “Certain Relationships and Related Transactions.”

(6)	Ms. Minicola became a director on January 21, 2013.
(7)	Mr. Purcell resigned his position as director on September 17, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (MORE THAN 5%)

The following table sets forth certain information, as of May 7, 2013 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each Named Executive Officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of May 7, 2013.  Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 129,564,226 shares of common stock outstanding as of May 7, 2013 plus, for each individual, any securities that individual has the right to acquire within 60 days of May 7, 2013.
Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Executive Officers and Directors:
Common Stock	Ivan E. Braiker, Chief Executive Officer	2,155,896	(2)	1.7%
	and Director

Common Stock	Thomas J. Virgin, Chief Financial Officer	1,168,582	(3)	*

Common Stock	Robert F. Hussey, Former Chief Executive	369,556	(4)	*
	Officer and Former Director

Common Stock	Paul R. Arena, Former Chairman of the	3,937,500	(5)	3.0%
	Board of Directors and Former Chief
	Executive Officer

Common Stock	Michael Eric Harber, Former Chief	799,285	(6)	*
	Operating Officer

Common Stock	John M. Devlin, Jr., Director	1,134,705	(7)	*

Common Stock	Robert Minicola, Director	41,667	(8)	*

Common Stock	Donald E. Stout, Director	358,336	(9)	*

Common Stock	Todd E. Wilson, Chairman of the Board	461,087	(10)	*

Common Stock	Ernest W. Purcell, Former Director	175,000	(11)	*

All Directors and Executive Officers as a Group (10 persons):		10,601,614		7.8%
Beneficial Owners of More than 5% of our Common Stock: None		—
*Less than 1%.

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o Augme Technologies, Inc., 350 7th Avenue, 2nd Floor, New York, New York 10001.
(2)	Mr. Braiker holds options to purchase 685,000 shares of common stock of which the right to purchase 461,889 shares are exercisable within 60 days of May 7, 2013. He also owns 1,694,007 shares of common stock.
(3)	Mr. Virgin holds options to purchase 557,500 shares of common stock of which the right to purchase 362,083 shares are exercisable within 60 days of May 7, 2013. He also owns 806,499 shares of common stock.
(4)	Mr. Hussey holds an option to purchase 67,889 shares which is fully vested. He holds warrants to purchase 291,667 shares which are fully vested. He also owns 10,000 shares of common stock.
(5)	Mr. Arena holds options to purchase 3,425,000 shares which are fully vested and holds warrants to purchase 262,500 shares which are fully vested. He also owns 250,000 shares of common stock.
(6)	Mr. Harber holds an option to purchase 339,998 shares which is fully vested. He also owns 459,287 share of common stock.
(7)	Mr. Devlin holds options to purchase 304,000 shares of common stock of which the right to purchase 278,503 shares are exercisable within 60 days of May 7, 2013. He holds warrants to purchase 780,902 shares of common stock of which the right to purchase 730,902 shares are exercisable within 60 days of May 7, 2013. He also owns 125,300 shares of common stock.
(8)	Ms. Minicola holds a warrant to purchase 300,000 shares of common stock of which the right to purchase 41,667 shares are exercisable within 60 days of May 7, 2013.
(9)	Mr. Stout holds options to purchase 348,000 shares of common stock of which the right to purchase 273,336 shares are exercisable within 60 days of May 7, 2013. He holds warrants to purchase 100,000 shares of common stock of which the right to purchase 50,000 shares are exercisable within 60 days of May 7, 2013. He also owns 35,000 shares of common stock.
(10)	Mr. Wilson holds options to purchase 385,000 shares of common stock of which the right to purchase 357,087 shares are exercisable within 60 days of May 7, 2013. He holds warrants to purchase 100,000 shares of common stock, of which 50,000 shares are vested and exercisable. He also owns 54,000 shares of common stock.
(11)	Mr. Purcell holds warrants to purchase 50,000 shares of common stock, all of which are vested and exercisable. He also owns 125,000 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 28, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	11,587,454	$2.25	2,627,959
Equity compensation plans not approved by security holders	14,322,474	1.81	—
TOTAL	25,909,928	$2.01	2,627,959

CHANGE OF CONTROL

To our knowledge, there are no present arrangements or pledges of securities of our company that may result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The following describes all transactions since March 1, 2012 and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

On June 20, 2012, we entered into a Separation and Release Agreement with Michael Eric Harber.  Pursuant to the agreement, Mr. Harber resigned his position as Chief Operating Officer and his employment terminated on June 20, 2012.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Harber severance payments in the amount of $427,500.  We also agreed to pay a total of approximately $35,645 for accrued paid time off and medical and dental coverage premiums.  We have also agreed that 211,415 of Mr. Harber’s outstanding and unvested stock options will be fully vested and he will be permitted to exercise these options for up to five year from the original grant dates. We have released Mr. Harber from any and all claims we may have had against him relating to his employment.

On August 22, 2012, we entered into an employment agreement with Tom DeLuca to serve as our Chief Operating Officer beginning on September 10, 2012 for an initial term of two years.  Pursuant to the agreement, Mr. DeLuca’s initial annual base salary was $350,000.  Mr. DeLuca also received an initial grant of 5-year options to purchase 625,000 shares of our common stock at an exercise price of $1.50 per share.  These options vested as follows: 125,000 shares vested immediately upon grant; 500,000 shares were scheduled to vest 1/36th per month over a three year period.  On October 1, 2012 we entered into a Separation and Release Agreement with Mr. DeLuca.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. DeLuca severance payments in the amount of $175,000.  We also agreed to pay a total of approximately $89,000 for certain other expenses.  Mr. DeLuca’s options expired unexercised three months following his separation, pursuant to the provisions of the 2010 Incentive Stock Option Plan.

In September 2012, we issued a note payable for $200,000 to Ernest W. Purcell, a former director. We also issued to Mr. Purcell a fully vested 5-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.25 per share.  The loan, which was used for working capital, was paid in full in October 2012.

On September 17, 2012, we entered into an employment agreement with Robert F. Hussey to serve as our Chief Executive Officer for an initial term of one year. Pursuant to the agreement, Mr. Hussey’s annual base salary was $350,000.  Mr. Hussey also received an initial grant of 5-year options to purchase 235,000 shares of our common stock at an exercise price of $0.66 per share.  These options vested as follows: 47,000 shares vested immediately upon grant; 188,000 shares were scheduled to vest 1/36th per month over a three year period.  On March 1, 2013 we entered into a Separation and Release Agreement with Mr. Hussey.  Pursuant to the agreement, Mr. Hussey resigned his position as Chief Executive Officer and director and his employment agreement terminated on March 1, 2013.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Hussey severance payments in the amount of $29,166.67 per month for the period beginning on March 1, 2013 and ending on September 17, 2013.  We also agreed to pay a total of approximately $43,250 for accrued paid time off, medical and dental coverage premiums, and certain other expenses through the separation period.  We have also agreed that Mr. Hussey will be permitted to exercise 62,667 fully vested options and 291,667 fully vested warrants for the purchase shares of common stock. The last day that Mr. Hussey may exercise the options is June 1, 2013.  Of the 291,667 warrants, 250,000 will expire on June 15, 2015 and 41,667 will expire on September 10, 2017 if not exercised prior to expiration.  We have released Mr. Hussey from any and all claims we may have had against him relating to his employment.

On September 19, 2012 we entered into a Separation and Release Agreement with Phil Rapp, Vice President of Strategic Planning.   In exchange for his release of all claims related to his employment and separation from service, we agreed to pay to Mr. Rapp severance payments in the amount of $225,000.  Mr. Rapp was also paid $22,579 in earned but unused paid time off.

On September 25, 2012 we entered into a Separation and Release Agreement with Paul Arena.  Pursuant to the agreement, Mr. Arena resigned his position as Chief Executive Officer and Secretary and his employment agreement terminated on September 17, 2012.  Mr. Arena also agreed to resign as a director on December 31, 2012.  In exchange for his release of all claims related to his employment and employment agreement, we agreed to pay to Mr. Arena severance payments in the amount of $35,416.67 per month for the period beginning on September 17, 2012 and ending on June 8, 2013.  We also agreed to pay a total of approximately $112,000 for accrued paid time off, medical and dental coverage premiums, and certain other expenses through the separation period.  We have also agreed that Mr. Arena’s outstanding and unvested stock options and warrants will be fully vested and he will be permitted to exercise these options and warrants for the purchase of 3,437,500 shares of common stock for up to five year from the original grant dates. Additionally, we agreed to grant Mr. Arena a 5-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.50.  On April 3, 2013 Mr. Arena and the Company mutually agreed to reduce the remaining amount owed to Mr. Arena from $159,375 to $75,000 for severance payments and reimbursement of expenses incurred in connection with his employment with the Company. We have released Mr. Arena from any and all claims we may have had against him relating to his employment.

On August 25, 2011, we and Hipcricket, Inc. (“Hipcricket”) entered into an Amended and Restated Asset Purchase Agreement (the “Agreement”) pursuant to which we purchased all of the assets of Hipcricket.  As part of the Agreement, we and Hipcricket also agreed to an earn-out payment, which was paid in a combination of cash and our common stock.  The earn-out payment was allocated 50% to Hipcricket’s former stockholders and 50% to certain of our employees (the “Employee Earn-Out”).  Among the approximately 50 employees who received the Employee Earn-out were Ivan Braiker, our Chief Executive Officer, and Tom Virgin, our Chief Financial Officer.

Director Independence

With the exception of Mr. Braiker, our Chief Executive Officer, all of our directors are independent, as that term is defined in the listing standards of The Nasdaq Stock Market.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant including the audit of our annual financial statements and review of financial statements included in our Forms 10-Q are as follows:

	2013	2012
Audit fees:
Moss Adams	$202,675	$181,624
Freedman & Goldberg	—	225,633
MaloneBailey	—	—

Audit-related fees:
Moss Adams	28,386	—
Freedman & Goldberg	5,330	32,249
MaloneBailey	16,660	21,240

Tax fees:
Moss Adams	29,982	—
Freedman & Goldberg	11,535	5,888
MaloneBailey	—	—

Total	$294,568	$466,634

For purposes of professional fees are classified as follows:

•
Audit fees relate to professional services performed for the audit of our annual financial statements and internal control over financial reporting, quarterly review of financial statements included in our Forms 10-Q, and other audit services provided in connection with other statutory and regulatory filings.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, New York, on May 24, 2013.

AUGME TECHNOLOGIES, INC.

By:	/s/ Ivan E. Braiker
Ivan E. Braiker
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Dated: May 24, 2013	/s/ Ivan E. Braiker
Ivan E. Braiker Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 24, 2013	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 24, 2013	/s/ John M. Devlin, Jr.
John M. Devlin, Jr. Director

Dated: May 24, 2013	/s/ Roberta Minicola
Roberta Minicola Director

Dated: May 24, 2013	/s/ Donald E. Stout
Donald E. Stout Director

Dated: May 24, 2013	/s/ Todd E. Wilson
Todd E. Wilson Chairman of the Board and Corporate Secretary

Augme Technologies, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended February 28, 2013

3.1	Certificate of Incorporation and all amendments thereto.(7)
3.2	Bylaws. (1)
10.1	Augme Technologies, Inc. 2010 Incentive Stock Option Plan. (2)
10.2	Paul R. Arena Employment Agreement dated June 8, 2010.+(3)
10.3	Paul R. Arena Amendment to Employment Agreement dated September 7, 2010.+(4)
10.4	Form of Warrant for Purchase of Common Stock dated February 14, 2011. (5)
10.5	Letter to Todd E. Wilson dated June 8, 2010 regarding appointment to Board of Directors.+(3)
10.6	Amendment dated November 30, 2010 to Agreement between the registrant and Todd E. Wilson regarding Membership on the Board of Directors.+(4)
10.7	Letter to Don Stout dated January 4, 2010 regarding appointment to Board of Directors.+(6)
10.8	Amendment dated March 16, 2011 to Agreement between the registrant and Donald E. Stout regarding Membership on the Board of Directors.+(7)
10.9	Amendment dated November 28, 2011 to Agreement between the registrant and Ivan Braiker regarding Membership on the Board of Directors.+(7)
10.10	Amendment number 2 dated November 28, 2011 to Agreement between the registrant and Donald E. Stout regarding Membership on the Board of Directors.+(7)
10.11	Asset Purchase Agreement between the registrant and JagTag, Inc. (8)
10.12	Amended and Restated Asset Purchase Agreement between the registrant and Hipcricket, Inc. (9)
10.13	Employment Agreement dated August 25, 2011 with Ivan Braiker.+(9)
10.14	Form of Indemnification Agreement.(10)
10.15	Paul R. Arena Second Amendment to Employment Agreement dated June 27, 2011.+(11)
10.16	Employment Agreement dated October 7, 2011 with Tom Virgin.+(7)
10.17	Warrant for Purchase of Common Stock issued to Robert F. Hussey on June 15, 2012.(12)
10.18	Severance and General Release Agreement effective September 20, 2012 between registrant and Phillip C. Rapp.+(13)
10.19	Form of Warrant for Purchase of Common Stock dated September 27, 2012.(14)
10.20	Separation and Release Agreement and Warrant Agreement dated September 25, 2012 between the registrant and Paul R. Arena.+(14)
10.21	Amendment to Warrant for Purchase of Common Stock issued to Robert F. Hussey on June 15, 2012.(15)
10.22	Amendment to Severance and General Release Agreement dated October 15, 2012 between the registrant and Phillip C. Rapp Jr.+(14)
10.23	Severance and General Release Agreement dated October 1, 2012 between the registrant and Tom DeLuca.+(16)
10.24	Letter to Roberta Minicola regarding appointment to the Board of Directors.+(17)
10.25	Warrant for Purchase of Common Stock issued to Roberta Minicola on January 18, 2013.+(17)
10.26	Ivan Braiker Second Amendment to Employment Agreement dated March 1, 2013.+(18)
10.27	Separation and Release Agreement dated March 1, 2013 between the registrant and Robert F. Hussey.+(19)
10.28	Consulting Agreement dated May 16, 2013 with Trove Capital Partners LLC.+*
10.29	Consulting Agreement dated May 16, 2013 with Roberta Minicola.+*
10.30	Loan and Security Agreement between the registrant and Silicon Valley Bank. *
23.1	Consent of Freedman & Goldberg, CPA’s, P.C.*
23.2	Consent of Moss Adams LLP*
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 dated May 22, 2013.*
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 dated May 22, 2013.*
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 dated May 22, 20113.*
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 dated May 22, 20113.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.
+Management contract.
(1) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006.
(2) Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 21, 2010.
(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.
(4) Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2011.
(5) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011.
(6) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2011.
(7) Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2012.
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
(11) Incorporated by reference to the registrant’s Registration Statement on Form S-3 filed, number 333-175191, with the Securities and Exchange Commission on April 16, 2011.
(12) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2012.
(13) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2012.
(14) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012.
(15) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 filed with the Securities and Exchange Commission on October 10, 2012.
(16) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2012.
(17) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2013.
(18) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.
(19) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2013.