Form 10-Q
period 2013-05-31
Augme Technologies, Inc.
filed 2013-07-10
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-57818

AUGME TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0122076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 4400 CARILLON POINT
KIRKLAND, WA  98033
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

As of July 3, 2013 the issuer has 130,185,756 shares of common stock, par value $.0001, issued and outstanding.

-i-

AUGME TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2013
	(unaudited)	February 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,404,352	$4,352,691
Restricted cash	214,543	214,455
Accounts receivable, net	5,160,619	5,707,019
Prepaid expenses and other current assets	651,354	772,029
Total current assets	7,430,868	11,046,194

Intangible assets available for sale	3,500,000	3,500,000
Property and equipment, net	48,088	82,737
Goodwill	35,060,183	35,060,183
Intangible assets, net	24,798,789	25,812,037
Deposits	250,806	238,011

TOTAL ASSETS	$71,088,734	$75,739,162

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,322,839	$4,812,086
Accrued liabilities	2,119,404	2,614,365
Deferred revenue	1,111,781	851,847
Line of credit	1,000,000	-
Total current liabilities	8,554,024	8,278,298

LONG TERM LIABILITIES:
Deferred income tax liability, net	3,517,652	3,517,652
Accrued liabilities	65,535	82,002

TOTAL LIABILITIES	12,137,211	11,877,952

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 129,685,756 and 129,554,226 shares issued and outstanding, respectively.	12,969	12,955
Additional paid-in capital	176,347,302	175,241,799
Accumulated deficit	(117,408,748)	(111,393,544)
Total stockholders' equity	58,951,523	63,861,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,088,734	$75,739,162

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	May 31,
	2013	2012
		(Restated)

REVENUE	$5,865,564	$5,078,351

COST OF REVENUES	2,602,503	1,935,945

OPERATING EXPENSES:
Selling and marketing	3,337,133	3,592,537
Technology and develoment	1,988,229	2,176,822
General and administrative	2,676,912	3,442,007
Depreciation and amortization	1,275,190	1,494,681
Total operating expenses	9,277,464	10,706,047

LOSS FROM OPERATIONS	(6,014,403)	(7,563,641)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(801)	2,645
NET LOSS BEFORE INCOME TAXES	(6,015,204)	(7,560,996)

Income tax benefit	-	2,618,723

NET LOSS	$(6,015,204)	$(4,942,273)

NET LOSS PER SHARE - Basic and diluted	$(0.05)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	129,595,547	94,489,673

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2013
(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances, February 28, 2013	129,554,226	$12,955	$175,241,799	$(111,393,544)	$63,861,210

Common stock issued for cash for:
Stock with warrant subscription, fees			4,865		4,865
Option/Warrant exercise	10,000	1	2,499		2,500
Common stock issued for:
Board of Director fees	71,530	8	25,743		25,751
Advisory services	50,000	5	20,495		20,500
Employee share-based compensation			1,014,630		1,014,630
Warrant expense			37,271		37,271
Net loss				(6,015,204)	(6,015,204)
Balances, May 31, 2013	129,685,756	$12,969	$176,347,302	$(117,408,748)	$58,951,523

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	May 31,
	2013	2012
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,015,204)	$(4,942,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,275,190	1,494,681
Bad debt expense	-	23,145
Common stock issued for services	46,251	-
Deferred income tax benefits	-	(2,618,723)
Loss on sale or disposal of fixed assets	895	-
Share-based compensation expense	1,051,901	1,410,627
Changes in operating assets and liabilities:
Accounts receivable	546,400	(15,313)
Prepaid expenses and other current assets	120,675	(65,579)
Interest on restricted cash	(88)	-
Deposits	(12,795)	113,633
Accounts payable and accrued liabilities	(979,342)	697,608
Deferred revenue	259,934	(190,356)
Long-term liabilities	(16,467)	(20,313)
NET CASH USED IN OPERATING ACTIVITIES	(3,722,650)	(4,112,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(45,520)	(566,983)
Cash paid for patent defense costs	(182,669)	(1,393,222)
Cash paid for acquisition related contingent consideration	-	(2,000,000)
Cash paid for long-term investment	-	(200,000)
NET CASH USED INVESTING ACTVITIES:	(228,189)	(4,160,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from line of credit	1,000,000	-
Proceeds received from the exercise of stock options and warrants, net	2,500	86,883
NET CASH PROVIDED BY FINANCING ACTIVITEIS	1,002,500	86,883

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,948,339)	(8,186,185)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,352,691	11,428,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,404,352	$3,242,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$889	$-
Income taxes paid	-	-
Non-cash investing activity:
Stock issued for asset purchase	-	3,813,953

See accompanying notes to the consolidated financial statements.

AUGME TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Augme Technologies, Inc. (“Augme,” the “Company,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on May 24, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2013 as reported in our Annual Report on Form 10-K have been omitted.

Description of Business

Augme® Technologies, Inc. (“Augme,” the “Company,” “we,” or “us”), Augme® (“Augme”), Augme Technologies™ (“Augme Technologies”), AD LIFE® (“AD LIFE”), AD SERVE® (“AD SERVE”), A+® (“A+”), Hipcricket® (“Hipcricket”), Boombox® (“Boombox”) and the Company logos are trademarks of Augme Technologies, Inc.

We provide a customer engagement platform that empowers brands, agencies and media properties to engage customers, drive loyalty and increase sales via mobile. Our proprietary AD LIFE mobile marketing technology platform (the “Platform”) allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across every mobile channel. Through the use of Consumer Response Tags such as 2D codes, UPC codes, short message service (“SMS”), and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics. Our products serve advertisers and ad agencies in many vertical markets including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. We own 16 U.S. patents, and we are pursuing additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment and are headquartered in Kirkland, Washington.  Additionally, we maintain a presence in New York, Atlanta, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity

As of May 31, 2013 and February 28, 2013, we had accumulated deficits of $117.4 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

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

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. We have implemented measures specifically designed to reduce our cash used in operations. Consistent with this plan, as of the quarter ended May 31, 2013 we settled a majority of our patent litigation cases, while protecting the value of our intellectual property (“IP”) assets, to reduce our ongoing legal costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, and streamlined personnel and variable costs. We intend to continue to minimize cash spend and identify additional cost savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

During the quarter ended May 31, 2013, we secured an accounts receivable credit facility from Silicon Valley Bank to help fund our working capital needs. The revolving loan credit facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable after January 31, 2014. The facility is secured by substantially all of our assets other than our intellectual property. Amounts drawn under the facility accrue annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the loan and security agreement, and at the prime rate plus 1.25% when a Streamline Period is not in effect. As of the May 31, 2013, we had drawn $1.0 million from this line of credit. See Note 9 below for additional information about the credit facility.

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

As of the filing of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, we no longer met the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our shares and therefore are limited in our ability to issue the remaining $41.4 million remaining on our existing Form S-3 and/or to file new shelf registration statements on Form S-3. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital.

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

Reclassifications

Certain reclassifications have been made to prior periods to conform to current reporting. The presentation of our Consolidated Statements of Operations has been adjusted for the reclassification of operating expenses to be presented in the following categories: sales and marketing, technology and development, general and administrative and depreciation and amortization.  The operating expenses for the three months ended May 31, 2012 have been reclassified accordingly.

Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-Q, we are reporting quarterly data for our most recently completed fiscal quarter ended May 31, 2013, and in some cases providing the comparative data from the same quarter a year ago. As described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 24, 2013, and summarized below, we restated the financial statements for certain quarterly and year-to-date periods, including the quarter ended May 31, 2012. All comparative data for the quarter ended May 31, 2012 is as restated.

Description of Restatement

In connection with our financial close process for our fiscal year 2013 financial statements, we concluded that the accounting for our acquisition of Hipcricket, Inc. (“Hipcricket”) and JAGTAG, Inc. (“JAGTAG”), both of which occurred during fiscal year 2012, and of GEOS Communications IP Holdings, Inc. (“GEOS”), which occurred during the first quarter of fiscal 2013, was incorrect because deferred income tax liabilities arising from the acquisition accounting were not properly recorded for the differences between the book and tax basis of the acquired assets. The corresponding reduction to the deferred income tax asset valuation allowance was also not properly recognized. The Hipcricket and JAGTAG transactions were structured as non-taxable transactions to the acquired companies’ shareholders and therefore considered mergers according to the provisions of IRS Code Section 368(a)(1)(c). To correct the errors related to the Hipcricket and JAGTAG transactions, we recorded an increase to goodwill of $13.5 million, an increase to deferred tax liability of $13.5 million, which resulted in a corresponding reduction to the deferred income tax asset valuation allowance of $10.0 million and an increase to income tax benefits of $10.0 million for the quarter ended August 31, 2011 and fiscal year ended February 29, 2012. To correct the errors related to the GEOS transaction, we recorded an increase to the identified intangible asset category of patents of $2.6 million, an increase to deferred income tax liability of $2.6 million, and a corresponding reduction to the deferred income tax asset valuation allowance of $2.6 million and an increase to income tax benefits of $2.6 million for the quarter ended May 31, 2012. As a result of our previously completed impairment analysis performed during the quarter ended November 30, 2012 on certain identified intangibles, we recognized additional impairment expense of $2.6 million to write off the increased value resulting from the adjustments for the GEOS transaction.

We assessed the impact of the errors relating to the Hipcricket and JAGTAG transactions on our interim goodwill impairment analysis that was performed as of November 30, 2012. As a result of the increase in the carrying amount of goodwill resulting from the restatement, in our updated interim impairment assessment step one recoverability test we concluded that the carrying value of the reporting unit that included goodwill exceeded its fair value, resulting in an indication of impairment. Therefore we were required to perform the step two analysis to calculate the impairment. We determined the implied goodwill was less than the carrying value and we recognized an impairment write down of goodwill of $25.9 million for the period ended November 30, 2012 and the year ended February 28, 2013, to reduce the carrying value of goodwill to $35.1 million.

Accordingly, the financial statements for the year ended February 29, 2012 and unaudited quarterly and year-to-date periods ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012 were restated in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, from amounts previously reported. Net loss, basic and diluted net loss per share, accumulated deficit, and shareholders’ equity were also affected by the restatements. These adjustments are carried forward in subsequent periods. The corrections had no impact on total revenue, operating expense, or operating cash flows.

The following table summarizes the corrections by financial statement line item for the three months ended May 31, 2012:

	As of and for the Three
	Months ended May 31, 2012
	(unaudited)
	As previously reported	Restatement adjustments	As restated
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183
Intangible assets, net	41,135,654	2,618,723	43,754,377
Total assets	96,829,482	16,113,198	112,942,680
Deferred income tax liability	-	3,517,652	3,517,652
Total liabilities	29,864,115	3,517,652	33,381,767
Accumulated deficit	(80,094,067)	12,595,546	(67,498,521)
Total stockholders' equity	66,965,367	12,595,546	79,560,913
Total liabilities and stockholders' equity	96,829,482	16,113,198	112,942,680
Statement of Cash Flows			-
Net loss	(7,560,996)	2,618,723	(4,942,273)
Deferred income tax benefit	-	(2,618,723)	(2,618,723)
Statement of Shareholders' Equity			-
Accumulated deficit	(80,094,067)	12,595,546	(67,498,521)
Stockholders' equity	66,965,367	12,595,546	79,560,913
Statement of Operations			-
Net loss	(7,560,996)	2,618,723	(4,942,273)
Basic and diluted net loss per share	$(0.08)	$0.03	$(0.05)

NOTE 3 — STOCKHOLDERS’ EQUITY

During the three months ended May 31, 2013, we issued approximately 71,500 shares of common stock to our independent directors for payment of fees pursuant to the Board of Director’s compensation plan and 50,000 shares to a consultant for services.

NOTE 4 — SHARE-BASED PAYMENTS

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

OPTIONS:

The estimated fair values of our stock option awards were determined using the following weighted average assumptions:

	Three Months Ended
	May 31,
	2013	2012
Expected dividends	0%	0%
Expected term (in years)	3.50	3.50
Weighted-average volatility	70%	60%
Risk-free rate	0.51%	0.54%

The effect on our results of operations of recording share-based compensation expense for the three months ended May 31, 2013 and 2012 was as follows:

	Three Months Ended
	May 31,
	2013	2012
Selling and marketing	$338,366	$559,744
Technology and development	371,563	267,744
General and administrative	304,701	410,978
Total stock-based compensation expense	$1,014,630	$1,238,466

We maintain stock incentive plans for our employees. The 2010 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of incentive stock options, non-qualified stock options, restricted shares, and other stock based awards to purchase up to an aggregate of 15.0 million shares of our common stock. We have approximately 11.6 million stock options and restricted shares outstanding under this plan as of May 31, 2013.

We have also issued non-qualified stock options to consultants and vendors for services provided, as well as to directors and employees, including officers.

The summary of activity for our stock options is presented below:

	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 28, 2013	17,373,932	$2.00	2.99
Granted	637,600	0.43
Exercised	-
Forfeited and expired	(1,364,237)	2.24
Options outstanding at May 31, 2013	16,647,295	$1.92	2.72

Options vested and expected to vest at May 31, 2013	16,087,161	$1.92	2.68
Options exercisable at May 31, 2013	12,913,042	$1.91	2.40

As of May 31, 2013, there was $2.7 million of unrecognized share-based payment expense, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The aggregate intrinsic value of the exercisable options at May 31, 2013 was $26,000. The aggregate intrinsic value was calculated based on the positive differences between the market value of our common stock on May 31, 2013 of $0.37 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at May 31, 2013 ranged from $0.25 to $4.10.  The weighted average fair value of options granted was $0.20 per option share for the three months ended May 31, 2013.

WARRANTS:

We did not issue warrants during the three months ended May 31, 2013.  For the three months ended May 31, 2012, the estimated fair values of our stock warrant awards issued to service providers and employees were determined using the following weighted average assumptions:

	Three Months Ended
	May 31,
	2013	2012
Expected dividends	n/a	0%
Expected term (in years)	n/a	3.00
Weighted-average volatility	n/a	78%
Risk-free rate	n/a	1.17%

The warrant expense for the three months ended May 31, 2013 and 2012 is as follows, and is included in general and administrative expense:

	Three Months Ended
	May 31,
	2013	2012
Total warrant expense	$37,271	$172,161

The summary of activity for our warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2013	19,171,104	$1.32	3.53
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Warrants outstanding at May 31, 2013	19,171,104	$1.32	3.27

Warrants vested and expected to vest at May 31, 2013	18,937,771	$1.32	3.26
Warrants exercisable at May 31, 2013	18,433,603	$1.32	3.24

The exercisable warrants as of May 31, 2013 had no aggregate intrinsic value because the market value of our common stock on May 31, 2013 of $0.37 per share was lower than the exercise prices of the exercisable warrants. The exercise prices of warrants outstanding at May 31, 2013 ranged from $0.53 to $4.00.

As of May 31, 2013, there was $0.3 million of unrecognized share-based payment expense, which is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 5 — NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive. As of May 31, 2013 and 2012, there were potentially dilutive securities consisting of options exercisable to purchase 12.9 million and 10.5 million shares of common stock, respectively, and warrants exercisable to purchase 18.4 million and 10.2 million shares of our common stock, respectively. As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share.  Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

NOTE 6 — ACQUISITIONS

Acquisition of GEOS IP Assets: On May 24, 2012, we acquired all of the common stock and all of the preferred stock of GEOS Communications IP Holdings, Inc. pursuant to the Stock Purchase Agreement between Augme and GEOS and other parties. By acquiring the GEOS stock, we acquired five U.S. patents covering Voice over Internet Protocol (“VoIP”) and other mobility inventions. The patents allow us to expand our mobile marketing and mobile advertising technology offerings to include adaptive voice technologies for any mobile environment, VoIP-enabled mobile marketing and advertising, VoIP-enabled e-commerce and VoIP-enabled services and support features within our AD LIFE Platform.

We determined that the GEOS assets acquired did not constitute a business as defined under ASC Topic 805 on the basis that the GEOS assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide economic benefits or return to us. As a result, we accounted for this acquisition as an asset purchase. The total consideration paid has been allocated to the intangible assets acquired based upon their relative fair values at the date of acquisition.

The fair value of the consideration given for the acquisition of the GEOS stock was $4.2 million, which included $355,000 in cash and $3.8 million in our common stock (1,860,465 shares at a price of $2.05 per share). We are indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of GEOS. In order to secure payment of any loss, the approximate 1.9 million shares of our common stock will be held for the benefit of the sellers in escrow for a period of up to 14 months following the closing date of the acquisition.

As described in Note 2, we recorded an increase to the carrying value of the patents on our balance sheet of $2.6 million to correct errors related to the income tax provision impacts of differences between the book and tax basis of the acquired assets, and a corresponding income tax benefit on our consolidated statement of operations, due to the reduction in the deferred income tax asset valuation allowance during the quarter ended May 31, 2012.

Acquisition of Hipcricket, Inc. Assets

On August 25, 2011, Augme completed its acquisition of the business and substantially all of the assets of Hipcricket, Inc. pursuant to the Amended and Restated Asset Purchase Agreement dated August 25, 2011 between Augme and Hipcricket. The acquisition provides us with expanded mobile marketing solutions for consumer brands, agencies, pharmaceutical/health, and media companies. We accounted for the acquisition as a business combination. The results of Hipcricket’s operations have been included in our financial statements since the date of the acquisition.

The estimated fair value of the acquisition consideration was $62.8 million, which included $3.0 million in cash, $35.5 million in our common stock (11,457,359 shares at a price of $3.10), a $1.0 million promissory note, which was subsequently paid off in cash, and $2.0 million of seller tax liabilities, which was paid during the quarter ended May 31, 2012. In addition, the transaction called for a twelve-month earn-out payment to Hipcricket shareholders and employees, which if achieved was estimated to be no less than $15.0 million and as high as $27.5 million. The amount of contingent consideration was based on the amount of revenue recognized in the earn-out period and could be paid in our common stock or a combination of common stock and cash at our discretion, provided that the transaction remained a tax-free reorganization. The earn-out period ended August 25, 2012.

The contingent consideration recorded at the time of the acquisition was $23.3 million plus the seller tax liabilities of $2.0 million, resulting in an aggregate liability on the transaction date of $25.2 million. The tax liability of $2.0 million was paid during the quarter ended May 31, 2012.

NOTE 7 — INTANGIBLE ASSETS

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of May 31, 2013
	Weighted Average Amortization Period (In months)	Carrying Amount, net of impairment write downs	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,221,575	1,285,599	2,935,976
Patents	120	719,825	69,220	650,605
Acquired technology	60	7,270,000	2,829,250	4,440,750
Customer relationships	60-72	12,850,000	4,778,542	8,071,458
Software	36	2,095,705	2,095,705	-
Non-compete agreements	36	212,000	212,000	-
Trade names	24	44,000	44,000	-
Total intangibles		$36,113,105	$11,314,316	$24,798,789

		As of February 28, 2013
	Weighted Average Amortization Period (In months)	Carrying Amount, net of impairment write downs	Accumulated Amortization	Transfer to Held for Sale	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,038,904	1,060,109	-	2,978,795
Patents	120	4,174,306	51,356	3,500,000	622,950
Acquired technology	60	7,270,000	2,465,750	-	4,804,250
Customer relationships	60-72	12,850,000	4,143,958	-	8,706,042
Software	36	2,095,705	2,095,705	-	-
Non-compete agreements	36	212,000	212,000	-	-
Trade names	24	44,000	44,000	-	-
Total intangibles		$39,384,915	$10,072,878	$3,500,000	$25,812,037

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  Amortization of intangible assets was $1.2 million for the three months ended May 31, 2013.

Amortization in future fiscal periods is expected to be as follows:

Remainder of 2014	$3,490,600
2015	5,077,197
2016	4,605,374
2017	2,342,624
2018	208,130
Thereafter	374,864
Total	$16,098,789

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

On January 11, 2013, Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment. The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal. Augme tendered its principal brief to the Federal Circuit on May 7, 2013. Yahoo!’s brief was due on June 20, 2013. However, on June 10, 2013, the Federal Circuit granted Yahoo!’s motion for a 32-day extension of time on its principal brief. Accordingly, Yahoo!’s brief is now expected on July 22, 2013. Both consolidated appeals remain pending before the Federal Circuit.

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

This case is a patent infringement lawsuit filed by Augme against Millennial Media, Inc. As originally filed, Augme was seeking monetary relief for patent infringement damage and injunctive relief against future infringement. A summary of the current status is set forth below.

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012, and Millennial Media withdrew its Motion to Dismiss on June 28, 2012. A Scheduling Order was entered on September 28, 2012. The case has been set for a seven day jury trial beginning on September 15, 2014.  On March 22, 2013, the parties began settlement discussions. To facilitate those discussions, the parties filed, on April 12, 2013, a stipulation to stay further proceeding in the case which Judge Stark entered as an order on April 18, 2013.  As required by the joint stipulation, the parties filed a joint status report on July 1, 2013, stipulated that the stay be continued at least until October 1, 2013.

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

The case is a patent infringement case originally filed by Augme against AOL, Inc. and Time Warner, Inc. in the Central District of California and subsequently transferred to the Southern District of New York.  It also originally included a trademark infringement action against AOL, Inc. for use of the BOOMBOX trademark which has subsequently been dismissed.  In its patent infringement claim, Augme sought both monetary relief for patent infringement damages and injunctive relief against further infringement by AOL and Time Warner.  The AOL defendants and Augme agreed to settle litigation between themselves and, on February 26, 2013, the case was dismissed between those parties. The stayed case remains pending against Time Warner, Inc.  Below is a summary of the current status of this case.

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

The AOL defendants and Augme agreed to settle the litigation as between Augme, on the one hand, and AOL, Inc. and AOL Advertising, Inc., on the other. Accordingly, on February 26, 2013, Judge McMahon entered an Order of Dismissal as to the parties, AOL, Inc. and AOL Advertising, Inc. The stayed case remains pending against Time Warner, Inc.

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

Shaub& Williams, L.L.P., vs. Augme Technologies, Inc., Civil Action No. 1:13-cv-01101-GBD. Augme's prior counsel, Shaub & Williams, LLP, on or about February 19, 2013 purported to file, and on March 15, 2013 purported to serve, a Complaint in the United States District Court for the Southern District of New York seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in litigation. Augme disputes the claim and intends to contest it vigorously. In response to Augme's objection that jurisdiction was improperly pleaded, on or about March 22, 2013 Shaub & Williams purported to file, and on March 28, 2013 purported to serve on Augme, a First Amended Complaint that cured such defect. Augme disputes the claim and intends to contest it vigorously. On April 12, 2013 Augme filed and served (1) an Answer denying the material allegations and claims of the First Amended Complaint; (2) counterclaims for professional negligence and breach of contract. The initial meeting of counsel took place May 1, 2013. The initial Pretrial Conference took place May 23, 2013. The next case management conference will be held August 6, 2013. Shaub & Williams has filed motions to dismiss Augme's counterclaims and to strike certain of Augme's affirmative defenses to the complaint. A hearing on these motions has been set for September 11, 2013.

Settled Litigation

Augme Technologies, Inc. v. Pandora, Inc., Civil Action No. 1:11-cv-00379, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware as of April 29, 2011. A Markman hearing was held on February 27, 2012. The Court issued its claim construction order on December 5, 2012. Augme and Pandora settled the litigation and filed a Joint Motion for Stipulated Dismissal with Prejudice on March 11, 2013, which was granted by the Court on March 15, 2013.

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

NOTE 9 — LINE OF CREDIT

On May 21, 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”).  The agreement provides for a $5.0 million asset based revolving loan facility, with availability subject to a borrowing base of 90% of our eligible accounts receivable, decreasing to 80% of eligible accounts receivable after January 31, 2014, and the satisfaction of conditions specified in the agreement. The facility expires on May 21, 2015, at which time all outstanding amounts will become due and payable.

Amounts drawn under the facility accrue interest at a floating per annum rate equal to 1.25% above the prime rate, or 0.75% above prime rate at all times when a Streamline Period is in effect. A Streamline Period commences on the first day of the month following the day that we provide SVB a written notice that,  for each consecutive day in the immediately preceding fiscal quarter, we had unrestricted cash at Silicon Valley Bank plus the unused amount available under the facility in an amount above $4.0 million, subject to terms and conditions of the loan agreement. Interest is payable monthly. We also are required to pay SVB a quarterly fee equal to 0.25% per annum of the average unused portion of the facility. The facility is secured by substantially all of our assets, other than our intellectual property. Borrowings under the facility may be used for general corporate purposes, including funding working capital. As of the May 31, 2013, we had drawn $1.0 million from the line of credit and had approximately $1.9 million available based on our outstanding accounts receivable as of that date.

The loan agreement includes customary covenants, including covenants that limit or restrict our ability to, without the prior written consent of SVB, dispose of assets, change our business, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The loan agreement also requires us to maintain a minimum tangible net worth of at least negative $1.25 million, increasing (i) at the end of each month by 50% of the proceeds of issuances of equity securities and the principal amount of any subordinated debt received during such month, (ii) at the end of each calendar quarter 50% of net income for such quarter and (iii) immediately by 1.5x the cash received by us from the sale of any intellectual property minus any realized gain or plus any realized loss associated with the sale of such intellectual property.

The loan agreement contains customary events of default that include non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The occurrence of an event of default could result in the acceleration of obligations under the loan agreement, in which case we must repay all loans and related charges, fees and amounts then due and payable. At the election of SVB, upon the occurrence and during the continuance of an event of default, the interest rate will increase an additional 5.0% per annum above the rate that is otherwise applicable.

NOTE 10 — CONCENTRATION OF RISK

During the quarter ended May 31, 2013, four customers accounted for approximately 7.9%, 7.5%, 5.2%, and 5% of our revenue and no other customer accounted for over 5% of revenues.  During the quarter ended May 31, 2012 there were three customers that accounted for approximately 11%, 9%, and 6% of our revenue and no other customer accounted for over 5% of revenue.

At May 31, 2013, three customers accounted for approximately 19% of accounts receivable, the largest of which accounted for 9%. At May 31, 2012, three customers accounted for 31% of accounts receivable, the largest of which accounted for 15%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended May 31, 2013 and 2012, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

FORWARD LOOKING STATEMENTS

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” in our Annual Report on Form 10-K, in Part II, Item 1A (Risk Factors) of this Report and in other reports we file with the Securities and Exchange Commission.  As discussed in Note 2 of the Notes to Consolidated Financial Statements, our unaudited quarterly financial statements for the period ended May 31, 2012 have been restated.

Our forward-looking statement are based on information currently available to us and speak only as of the date of this report, or in the case of forward-looking statements incorporated herein by reference, the date of the filing that includes such statement. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

Business Update

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. Consistent with this plan, during the quarter ended May 31, 2013 we took the following actions:

•
On March 7, 2013, we downsized our Tucson, Arizona division, which was primarily involved with the development and monetization of our patent and IP portfolio. The downsizing was facilitated by the assignment of our Tucson office lease and the sale of certain assets to a third party. The downsizing did not include the sale or license of any intellectual property assets.

•	Streamlined personnel and variable costs, including downsizing our Tucson division, reducing headcount, and subleasing unused office space in our New York office.

•
Solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams, as well as appointing Ivan Braiker, co-founder of the Hipcricket operating business, as Chief Executive Officer.

•
Continued to shift our strategy as it relates to patent enforcement and settled certain of our outstanding patent litigation cases in order to reduce our ongoing legal expenses. In each of these settlements, each party has agreed not to sue the other for claims related to the released matters. The cases settled during the first quarter of fiscal 2014 include:

o
On March 11, 2013, we entered into a settlement with Pandora Media, Inc. ("Pandora"), regarding Civil Action No. 1:11-cv-00379. Under the settlement, we have granted a fully paid-up license of certain patents for use by Pandora in its products in exchange for a lump sum payment of $250,000.

o
On March 22, 2013, we entered into a settlement with Velti Limited and Velti USA, Inc. (“Velti”), regarding Civil Action No. 1:12-cv-00294-LPS.  Under the settlement we have granted a fully paid-up license of certain patents for use by Velti in exchange for a lump sum payment of $200,000.

o
On April 10, 2013, we entered into a settlement with Gannett Co., Inc. (“Gannett”), regarding Civil Action No. 11-cv-05193.  Under the settlement, we have granted a fully paid-up license of certain patents for use by Gannett in exchange for a lump sum payment of $150,000.

Pending patent infringement lawsuits and related matters are discussed in Note 8 of the Notes to Consolidated Financial Statements.

Also consistent with our restructuring plan, we have continued to shift our strategy as it relates to investing in new patents. We are selectively investing in additional patents that generally relate to our core competencies of targeting, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology. We believe that protecting these core competencies is a fundamental aspect of our strategy to penetrate the mobile marketing and mobile advertising markets. We are also working to find a strategic partner to monetize certain of our patents, while retaining the rights to use these patents in our technology.

Business

We provide a customer engagement platform that empowers brands, agencies and media properties to engage customers, drive loyalty and increase sales via mobile. Our proprietary software-as-a-service (“SaaS”) AD LIFE Platform allows marketers, brands, and agencies the ability to plan, create, test, deploy, and track mobile marketing programs across every mobile channel.  Through the use of Consumer Response Tags such as 2D codes, UPC codes, short messaging service (“SMS”), and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using its own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. We own 16 U.S. patents and we are pursuing additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment and are headquartered in Kirkland, Washington.  Additionally, we maintain a presence in New York, Atlanta, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity and Capital Resources

Net cash used in operating activities was $3.7 million during the three months ended May 31, 2013. Net cash used in operating activities reflects the net loss for the period, partially offset by depreciation and amortization, share-based compensation expense and changes in operating assets and liabilities. Net cash used in operating activities during the three months ended May 31, 2012 was $4.1 million, reflecting the net loss for the period, partially offset by stock option and warrant expense, depreciation and amortization and changes in operating assets and liabilities. Included in the net loss for the period was a non-cash adjustment for deferred income tax benefits of $2.6 million related to our acquisition of GEOS in May 2012.

Net cash used in investing activities was $228,000 during the three months ended May 31, 2013. We used approximately $183,000 for legal actions in support of our patent enforcement and $46,000 to purchase patents, which we capitalize as intangible assets.   Net cash used in investing activities was $4.2 million for the three months ended May 31, 2012. We used $2.0 million for payment of contingent consideration related to our acquisition of Hipcricket, $1.4 million for legal actions in support of our patent enforcement and $0.6 million to purchase patents. Additionally, we used cash of $0.2 million for a long-term investment. During the quarter ended May 31, 2012, we paid $355,000 in cash and $3.8 million in our common stock (1,860,465 shares at a price of $2.05 per share) for the purchase of all of the common and preferred stock of GEOS.

Net cash provided by financing activities was $1.0 million during the three months May 31, 2013, compared to approximately $87,000 for the quarter ended May 31, 2012. Cash provided by financing for the fiscal quarter ended May 31, 2013 was primarily attributed to proceeds received from our line of credit, compared to proceeds received from the exercise of options and warrants in the comparative period a year ago.

As of May 31, 2013 and February 28, 2013, we had accumulated deficits of $117.4 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

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

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. We have implemented measures specifically designed to reduce our cash used in operations. Consistent with this plan, as of the quarter ended May 31, 2013 we settled the majority of our patent litigation cases, while protecting the value of our intellectual property (“IP”) assets, to reduce our ongoing legal costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, and streamlined personnel and variable costs. We intend to continue to minimize cash spend and identify additional cost savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

During the quarter ended May 31, 2013, we secured an accounts receivable credit facility from Silicon Valley Bank to help fund our working capital needs. The revolving loan credit facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable after January 31, 2014. The facility is secured by substantially all of our assets other than our intellectual property. Amounts drawn under the facility accrue annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the loan and security agreement, and at the prime rate plus 1.25% when a Streamline Period is not in effect. As of the May 31, 2013, we had drawn $1.0 million from this line of credit.

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

As of the filing of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, we no longer met the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our shares and therefore are limited in our ability to issue the remaining $41.4 million remaining on our existing Form S-3 and/or to file new shelf registration statements on Form S-3. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital. If we need to raise additional capital, we do not believe that the unavailability of Form S-3 registration will be a significant limiting factor.

Critical Accounting Policies

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, relate to capitalized legal patent costs, income taxes, business combinations, fair value measurements, goodwill, intangible assets, share-based payments, revenue recognition, and research and development costs. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Results of Operations

The discussion below is not necessarily indicative of the results which may be expected for any subsequent periods and pertains only to the results of operations for the three months ended May 31, 2013 and 2012. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties. As discussed in Note 2 to the Notes to Consolidated Financial Statements, our financial statements for the unaudited quarterly period ended May 31, 2012 has been restated to reflect increases to the value of our intangible assets and income tax benefits associated with the acquisition of GEOS in May 2012.  Net loss was also affected by the restatement. The corrections had no impact on total revenue or operating expense.  Comparative data for the quarter ended May 31, 2012 is as restated.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2013 TO THREE MONTHS ENDED MAY 31, 2012

Revenue

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, multimedia messaging service (“MMS”), quick response (“QR”) codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using application programming interfaces (“APIs”).  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended May 31, 2013, revenues were $5.9 million compared with $5.1 million in the quarter ended May 31, 2012, an increase of approximately 16%. We continue to experience higher demand for our AD LIFE Platform.  During the quarter ended May 31, 2013, approximately 26% of our revenue was generated by four customers.

Cost of Revenue

Cost of revenue includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended May 31, 2013, cost of revenue increased 34% to $2.6 million from $1.9 million in the quarter ended May 31, 2012, as a result of higher revenue and a shift in business toward a greater percentage of sales from mobile advertising which carries a greater cost of sales.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative and depreciation and amortization expenses. Salaries and personnel costs are the most significant component of the sales and marketing, technology and development and general and administrative expense categories. We include stock-based compensation expense in connection with the grant of stock options and warrants in the applicable operating expense category based on the respective equity award recipient’s function. For the quarter ended May 31, 2013 operating expenses decreased a total of $1.4 million. The decrease was primarily attributed to lower staffing levels in the first quarter of fiscal 2014 compared to the same quarter a year ago, resulting from the implementation of our restructuring plan adopted in September 2012.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. Sales and marketing expense decreased $0.3 million, or 7%, to $3.3 million at May 31, 2013 compared to $3.6 million at May 31, 2012.  The decrease in sales and marketing expense is related to lower payroll costs associated with reduced staffing levels in sales support and client services compared to the prior year.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. We experienced a $0.2 million decrease, or 9%, in these expenses to $2.0 million at May 31, 2013 compared to $2.2 million at May 31, 2012. The decrease is primarily related to lower personnel costs associated with reduced staffing levels compared to the prior year.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense decreased $0.8 million, or 22%, to $2.7 million at May 31, 2013 compared to $3.4 million at May 31, 2012.   The decrease is primarily a result of lower personnel costs from headcount reductions.

Depreciation and amortization expense. Depreciation and amortization expense of $1.3 million for the quarter ended May 31, 2013 decreased by $0.2 million from $1.5 million for the quarter ended May 31, 2012.  This decrease is related to amortization of fewer intangible assets compared to the prior year.

Income Tax Benefit

We did not recognize any income tax benefits during the three months ended May 31, 2013, compared to $2.6 million during the three months ended May 31, 2012. As a result of our acquisition of GEOS in May 2012 we recognized $2.6 million in income tax benefits associated with the reduction of our valuation allowance against the net deferred tax asset. The reduction of our valuation allowance resulted from the recognition of certain deferred income tax liabilities arising from the acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and our stock price risk.

We are exposed to interest rate fluctuations as a result of our Silicon Valley Bank revolving credit facility having interest rates subject to market fluctuations. The interest rate on our $5.0 million revolving credit line is the prime rate plus 0.75% or 1.25%, depending on whether we are in a Streamline Period, as defined in the loan and security agreement.  At May 31, 2013, the revolving credit facility interest rate was 4.5% on an outstanding principal amount of $1.0 million. Given this principal amount and scheduled payments to Silicon Valley Bank, we do not believe that a 10% change in the interest rates would have a material impact on our financial position or results of operations.

As of May 31, 2013, we held no positions, other than that described above, with market risk that could potentially have a material impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of May 31, 2013, our disclosure controls and procedures are ineffective due to insufficient technical accounting resources to identify, address and review complex accounting and financial reporting matters, including accounting for business combinations and the preparation and review of the income tax provision and related income tax financial statement disclosures.

Management has been actively engaged in the planning for, and implementation of, remediation efforts since material weaknesses were initially discovered and reported in our Form 10-Q for the interim period ended November 30, 2011 and as included in the Form 10-K for the fiscal year ended February 28, 2013. During fiscal year 2013 and continuing through the first quarter of fiscal year 2014, we implemented changes in control process and added additional resources which we believe will continue to improve internal controls and remediate the control deficiencies in our financial reporting. Management implemented a more formalized process for the preparation and review of financial statement reconciliations and review, establishing appropriate accounting policies and procedures related to complex and unusual transactions, expanded staffing and engaged additional third parties to provide ongoing technical advice. Management believes the measures described above will remediate the material weakness that existed as of February 28, 2013, and strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no material changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 8, Contingencies, of Notes to the Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended February 28, 2013, filed with the SEC on May 24, 2013, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I. Item 1A. (Risk Factors) in our Form 10-K. Other than the updated risk factor set forth below, there have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

We have entered into a loan agreement that contains operating and financial covenants that may restrict our business and financing activities. If we are unable to satisfy these covenants, the lender could demand immediate repayment of its loans made to us.

In May 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $5.0 million asset backed revolving line of credit. Borrowings under this loan agreement are secured by substantially all of our assets, excluding our intellectual property. The agreement contains certain customary covenants that will, subject to limited exceptions, require Silicon Valley Bank’s approval to, among other things, (i) transfer any part of our business or business property not associated with normal operations of the company, (ii) merge or consolidate with another company, (iii) create liens, (iv) pay dividends, or (v) make materials our business. The loan and security agreement also requires us to maintain a minimum tangible net worth of at least negative $1.25 million, subject to adjustment. A breach in any of these covenants could result in a default under the agreement, which could cause all of the outstanding indebtedness under the agreement to become immediately due and payable and terminate Silicon Valley Bank's commitment to extend further credit. If we are unable to generate sufficient cash available to repay our obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all.

ITEM 5. OTHER INFORMATION

Loan and Security Agreement with Silicon Valley Bank

On May 21, 2013, we entered into a loan and security agreement with Silicon Valley Bank ("SVB"). The agreement provides for a $5.0 million asset based revolving loan facility, with availability subject to a borrowing base of 90% of our eligible accounts receivable, decreasing to 80% of our eligible accounts receiving after January 31, 2014, and the satisfaction of conditions specified in the loan agreement. The facility expires on May 21, 2015, at which time all outstanding amounts will become due and payable.

Amounts drawn under the facility accrue interest at a floating per annum rate equal to 1.25% above the prime rate, or 0.75% above prime rate at all times when a Streamline Period is in effect. A Streamline Period commences on the first day of the month following the day that we provide SVB a written notice that, for each consecutive day in the immediately preceding fiscal quarter, we have unrestricted cash at SVB plus the unused amount available under the facility, in an amount above $4.0 million, subject to the terms and conditions of the loan agreement. Interest is payable monthly. We also are required to pay SVB a quarterly fee equal to 0.25% per annum of the average unused portion of the facility. The facility is secured by substantially all of our assets, other than our intellectual property. Borrowings under the agreement may be used for general corporate purposes, including funding working capital. As of the May 31, 2013, we had drawn $1.0 million from the line of credit and had approximately $1.9 million available based on our outstanding accounts receivable as of that date.

The loan agreement includes customary affirmative covenants for a credit facility of this size and type, including delivery of financial statements, compliance with laws, maintenance of insurance and protection of intellectual property rights. Further, the loan agreement contains customary negative covenants for a credit facility of this size and type, including covenants that limit or restrict our ability to, without the prior written consent of SVB, among other things, dispose of assets, change our business, have a change in control, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, make distributions, repurchase stock, and enter into certain transactions with affiliates. The loan agreement also requires us to maintain a minimum tangible net worth of at least negative $1.25 million, increasing (i) at the end of each month by 50% of the proceeds of issuances of equity securities and the principal amount of any subordinated debt received during such month, (ii) at the end of each calendar quarter 50% of net income for such quarter and (iii) immediately by 1.5x the cash received by us from the sale of any intellectual property minus any realized gain or plus any realized loss associated with the sale of such intellectual property.

The loan agreement contains customary events of default that include, among other things, non-payment defaults, covenant defaults, material adverse change defaults, insolvency defaults, material judgment defaults and inaccuracy of representations and warranty defaults. The occurrence of an event of default could result in the acceleration of obligations under the loan agreement, in which case we must repay all loans and related charges, fees and amounts then due and payable. At the election of SVB, upon the occurrence and during the continuance of an event of default, finance charges or interest rates, as applicable, will increase an additional 5.0% per annum above the rate that is otherwise applicable thereto.

The foregoing summary is qualified by reference to the complete copy of the Loan and Security Agreement dated as of May 21, 2013, between SVB and Augme, Hipcricket and GEOS, which is filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the SEC on May 24, 2013, and incorporated herein by reference.

Amendment of Employment Agreement with Ivan Braiker

On March 22, 2013 we entered into a third amendment to the employment agreement with Ivan Braiker, our Chief Executive Officer. The amendment, which was effective as of March 22, 2013, removed a provision from Mr. Braiker's original employment agreement dated August 25, 2011, as amended, entitling Mr. Braiker’s to a one-percent (1%) transaction fee for his participation in the realization of the monetization of our intellectual property through a settlement agreement, license agreement entered into other than in the ordinary course of business, or asset sale during the period of his directorship or the following six months thereafter.

A copy of the amendment is attached to this Form 10-Q as Exhibit 10.10 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	Separation and Release Agreement dated March 1, 2013 between the registrant and Robert F. Hussey. + (1)
10.2	Indemnification Agreement dated April 22, 2013 between registrant and Roberta Minicola. + (2)
10.3	Second Amendment to Employment Agreement between the registrant and Ivan Braiker dated May 7, 2013. + (3)
10.4	Consulting Agreement dated May 16, 2013 with Roberta Minicola. + (4)
10.5	Consulting Agreement dated May 16, 2013 with Trove Capital Partners LLC. + (4)
10.6	Loan and Security Agreement dated May 21, 2013 between Silicon Valley Bank and the registrant, Hipcricket, Inc. and GEOS Communications IP Holdings, Inc. (4)
10.7	A First Amendment to Offer Letter of John Devlin dated July 5, 2013. +*
10.8	A Third Amendment to Offer Letter of Donald Stout dated July 5, 2013. +*
10.9	A Second Amendment to Offer Letter of Todd Wilson dated July 5, 2013. +*
10.10	Third Amendment to Employment Agreement between the registrant and for Ivan Braiker dated July 5, 2013. +*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

+Management contract.
*Filed herewith.

(1)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2013.
(2)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2013.
(3)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2013.
(4)  Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 24, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGME TECHNOLOGIES, INC.
(Registrant)

Date: July 10, 2013	By:	/s/ Ivan E. Braiker
Ivan E. Braiker
Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer