Form 10-Q
period 2013-08-31
HIPCRICKET, INC.
filed 2013-10-09
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-57818

HIPCRICKET, INC.
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

Large accelerated filer [ ]	Accelerated filer []

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of October 7, 2013 the issuer has 154,477,359 shares of common stock, par value $.0001, issued and outstanding.

-i-

HIPCRICKET, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2013
	(unaudited)	February 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$360,206	$4,352,691
Restricted cash	214,570	214,455
Accounts receivable, net	5,791,896	5,707,019
Prepaid expenses and other current assets	505,765	772,029
Total current assets	6,872,437	11,046,194

Intangible assets held for sale	3,500,000	3,500,000
Property and equipment, net	71,430	82,737
Goodwill	35,060,183	35,060,183
Intangible assets, net	23,598,414	25,812,037
Deposits	261,122	238,011

TOTAL ASSETS	$69,363,586	$75,739,162

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,137,789	$4,812,086
Accrued liabilities	1,761,991	2,614,365
Deferred revenue	599,696	851,847
Line of credit	1,669,377	-
Total current liabilities	9,168,853	8,278,298

LONG TERM LIABILITIES:
Deferred income tax liability, net	3,517,652	3,517,652
Accrued liabilities	48,083	82,002

TOTAL LIABILITIES	12,734,588	11,877,952

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 130,248,049 and 129,554,226 shares issued and outstanding, respectively.	13,025	12,955
Additional paid-in capital	177,398,976	175,241,799
Accumulated deficit	(120,783,003)	(111,393,544)
Total stockholders' equity	56,628,998	63,861,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,363,586	$75,739,162

See accompanying notes to the consolidated financial statements.

HIPCRICKET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
		(Restated)		(Restated)

REVENUE	$7,592,735	$6,189,220	$13,458,299	$11,267,571

COST OF REVENUES	3,381,299	2,474,292	5,983,802	4,410,237

OPERATING EXPENSES:
Selling and marketing	2,824,362	3,911,686	6,161,495	7,504,223
Technology and development	1,370,120	1,833,318	3,358,349	4,010,140
General and administrative	2,099,201	3,541,298	4,776,113	6,983,305
Depreciation and amortization	1,278,120	1,589,005	2,553,310	3,083,686
Total operating expenses	7,571,803	10,875,307	16,849,267	21,581,354

LOSS FROM OPERATIONS	(3,360,367)	(7,160,379)	(9,374,770)	(14,724,020)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(13,888)	224	(14,689)	2,869
Acquisition related contingent consideration	-	4,860,557	-	4,860,557
NET LOSS BEFORE INCOME TAXES	(3,374,255)	(2,299,598)	(9,389,459)	(9,860,594)

Income tax benefit	-	-	-	2,618,723

NET LOSS	$(3,374,255)	$(2,299,598)	$(9,389,459)	$(7,241,871)

NET LOSS PER SHARE - Basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	130,164,694	96,317,373	129,880,120	95,403,523

See accompanying notes to the consolidated financial statements.

HIPCRICKET, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2013
(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances, February 28, 2013	129,554,226	$12,955	$175,241,799	$(111,393,544)	$63,861,210

Common stock issued for cash for:
Stock with warrant subscription, fees			4,865		4,865
Option/Warrant exercise	10,000	1	2,499		2,500
Common stock issued for:
Board of Director fees	133,823	14	50,653		50,667
Advisory services	550,000	55	220,445		220,500
Employee share-based compensation			1,563,264		1,563,264
Warrant expense			315,451		315,451
Net loss				(9,389,459)	(9,389,459)
Balances, August 31, 2013	130,248,049	$13,025	$177,398,976	$(120,783,003)	$56,628,998

See accompanying notes to the consolidated financial statements.

HIPCRICKET, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	August 31,
	2013	2012
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(9,389,459)	$(7,241,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,553,310	3,083,686
Bad debt expense	22,720	38,219
Common stock issued for services	271,167	625,000
Deferred income tax benefits	-	(2,618,723)
Loss on sale or disposal of fixed assets	895	-
Share-based compensation expense	1,878,715	2,926,257
Acquisition related contingent obligation adjustment	-	(4,860,557)
Changes in operating assets and liabilities:
Accounts receivable	(107,597)	(1,071,634)
Prepaid expenses and other current assets	266,264	(178,541)
Interest on restricted cash	(115)	-
Deposits	(23,111)	98,693
Accounts payable and accrued liabilities	(521,806)	2,352,642
Deferred revenue	(252,151)	(180,513)
Long-term liabilities	(33,919)	(33,111)
NET CASH USED IN OPERATING ACTIVITIES	(5,335,087)	(7,060,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(43,540)	(688,435)
Cash paid for patent defense costs	(231,068)	(2,253,813)
Cash paid for acquisition related contingent consideration	-	(2,000,000)
Cash paid for long-term investment	(54,667)	(200,000)
NET CASH USED IN INVESTING ACTVITIES:	(329,275)	(5,142,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from line of credit	1,669,377	-
Proceeds received from the exercise of stock options and warrants, net	2,500	1,249,660
NET CASH PROVIDED BY FINANCING ACTIVITEIS	1,671,877	1,249,660

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,992,485)	(10,953,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,352,691	11,428,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$360,206	$475,784

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,804	$-
Income taxes paid	76,887	-
Non-cash investing activity:
Stock issued for asset purchase	-	3,813,953

See accompanying notes to the consolidated financial statements.

HIPCRICKET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hipcricket, Inc. (“Hipcricket,” the “Company,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on May 24, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2013 included in our Annual Report on Form 10-K have been omitted.

Description of Business

On August 23, 2013, we changed our company name from Augme Technologies, Inc. to Hipcricket, Inc. Hipcricket®, Augme®, Augme Technologies™, AD LIFE® (“AD LIFE”), AD SERVE®, A+®, Boombox® and the Company logos are trademarks of Hipcricket, Inc.

We provide a customer engagement platform that empowers brands, agencies and media properties to engage customers, drive loyalty and increase sales via mobile. Our proprietary AD LIFE mobile marketing technology platform (the “Platform”) allows marketers, brands, and agencies to plan, create, test, deploy, and track mobile marketing programs across every mobile channel. Through the use of Consumer Response Tags such as 2D codes, UPC codes, short message service (“SMS”), and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using our own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics. Our products serve advertisers and ad agencies in many vertical markets, including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. We own 19 U.S. patents, and on a selected basis we are pursuing additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment and are headquartered in Kirkland, Washington. Additionally, we maintain a presence in New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity

As of August 31, 2013 and February 28, 2013, we had accumulated deficits of $120.8 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from alternative products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations. Those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

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

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our intellectual property (“IP”) portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. We have implemented measures specifically designed to reduce our cash used in operations. Consistent with this plan, we have settled a majority of our patent litigation cases, while protecting the value of our IP assets, to reduce our ongoing legal costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, streamlined personnel and variable costs, and solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams. We intend to continue to minimize cash spend and identify additional cost savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

During the quarter ended May 31, 2013, we secured an accounts receivable credit facility from Silicon Valley Bank (“SVB”) to help fund our working capital needs. The revolving loan facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable after January 31, 2014. The facility is secured by substantially all of our assets other than our intellectual property. Amounts drawn under the facility accrue annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the loan and security agreement, and at the prime rate plus 1.25% when a Streamline Period is not in effect. We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the loan agreement. In late July we delivered the report to SVB indicating that as of June 30, 2013, we had breached our minimum tangible net worth covenant and began discussions of a forbearance agreement with SVB. We are in negotiations with SVB to obtain a waiver of the covenant default. The terms of such waiver may include modification of certain loan terms, including expanding the collateral on the facility to include our intellectual property. As of the August 31, 2013, we had drawn $1.7 million from this line of credit and had approximately $1.7 million available based on our outstanding accounts receivable as of that date. See Note 9 below for additional information about the credit facility.

On October 4, 2013, we closed a $9.6 million financing transaction with 13 investors, each of which is an “accredited investor” within the meaning of the Securities Act of 1933 (the “Securities Act”). The investors purchased units of our securities at $0.40 per unit. Each unit consisted of one share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of 23,875,000 shares of our common stock and warrants to purchase up to 7,162,500 shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share. In connection with the financing, we also entered into a registration rights agreement with each investor pursuant to which we will file, and cause to become effective with the SEC, a registration statement covering the resale of all of the shares of common stock and shares of common stock underlying the warrants sold in the financing.

In the future, we may need to raise additional cash through equity or debt financings, and/or sell all or part of our patent portfolio, while retaining the rights to use the patents in our technology. There is no certainty that we will have the ability to raise additional funds through debt or equity financings under terms acceptable to us or that we will have the ability to sell all or part of the patent portfolio. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations. Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations.

As of the filing of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, we no longer met the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our common stock and therefore are limited in our ability to issue the remaining $41.4 million remaining on our existing Form S-3 and/or to file new shelf registration statements on Form S-3. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register securities with the SEC, including to register the resale of the common shares issued in our October 2013 financing, or issue such securities in a private placement, which could increase the cost of raising capital.

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

Reclassifications

Certain reclassifications have been made to prior periods to conform to current reporting. The presentation of our Consolidated Statements of Operations has been adjusted for the reclassification of operating expenses to be presented in the following categories: sales and marketing, technology and development, general and administrative and depreciation and amortization.  The operating expenses for the three and six months ended August 31, 2012 have been reclassified accordingly.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-Q, we are reporting quarterly data for our fiscal quarter ended August 31, 2013, and in some cases providing the comparative data from the same quarter a year ago. As described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 24, 2013, and summarized below, we restated the financial statements for certain quarterly and year-to-date periods, including the quarter ended August 31, 2012. All comparative data for the quarter ended August 31, 2012 is as restated.

Description of Restatement

In connection with our financial close process for our fiscal year 2013 financial statements, we concluded that the accounting for our acquisition of Hipcricket, Inc. (“Hipcricket subsidiary”) and JAGTAG, Inc. (“JAGTAG”), both of which occurred during fiscal year 2012, and of GEOS Communications IP Holdings, Inc. (“GEOS”), which occurred during the first quarter of fiscal 2013, was incorrect because deferred income tax liabilities arising from the acquisition accounting were not properly recorded for the differences between the book and tax basis of the acquired assets. The corresponding reduction to the deferred income tax asset valuation allowance was also not properly recognized. The Hipcricket subsidiary and JAGTAG transactions were structured as non-taxable transactions to the acquired companies’ shareholders and therefore considered mergers according to the provisions of IRS Code Section 368(a)(1)(c). To correct the errors related to the Hipcricket subsidiary and JAGTAG transactions, we recorded an increase to goodwill of $13.5 million, an increase to deferred tax liability of $13.5 million, which resulted in a corresponding reduction to the deferred income tax asset valuation allowance of $10.0 million and an increase to income tax benefits of $10.0 million for the quarter ended August 31, 2011 and fiscal year ended February 29, 2012. To correct the errors related to the GEOS transaction, we recorded an increase to the identified intangible asset category of patents of $2.6 million, an increase to deferred income tax liability of $2.6 million, and a corresponding reduction to the deferred income tax asset valuation allowance of $2.6 million and an increase to income tax benefits of $2.6 million for the quarter ended May 31, 2012. As a result of our previously completed impairment analysis performed during the quarter ended November 30, 2012 on certain identified intangibles, we recognized additional impairment expense of $2.6 million to write off the increased value resulting from the adjustments for the GEOS transaction.

We assessed the impact of the errors relating to the Hipcricket subsidiary and JAGTAG transactions on our interim goodwill impairment analysis that was performed as of November 30, 2012. As a result of the increase in the carrying amount of goodwill resulting from the restatement, in our updated interim impairment assessment step one recoverability test we concluded that the carrying value of the reporting unit that included goodwill exceeded its fair value, resulting in an indication of impairment. Therefore we were required to perform the step two analysis to calculate the impairment. We determined the implied goodwill was less than the carrying value and we recognized an impairment write down of goodwill of $25.9 million for the period ended November 30, 2012 and the year ended February 28, 2013, to reduce the carrying value of goodwill to $35.1 million.

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

The following table summarizes the corrections by financial statement line item for the three and six months ended August 31, 2012:

	As of and for the Three			As of and for the Six
	Months ended August 31, 2012			Months ended August 31, 2012
	(unaudited)			(unaudited)
	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Balance Sheet
Goodwill	$47,484,708	$13,494,475	$60,979,183	$47,484,708	$13,494,475	$60,979,183
Intangible assets, net	40,583,291	2,618,723	43,202,014	40,583,291	2,618,723	43,202,014
Total assets	94,624,813	16,113,198	110,738,011	94,624,813	16,113,198	110,738,011
Deferred income tax liability	-	3,517,652	3,517,652	-	3,517,652	3,517,652
Total liabilities	18,515,584	3,517,652	22,033,236	18,515,584	3,517,652	22,033,236
Accumulated deficit	(82,393,665)	12,595,546	(69,798,119)	(82,393,665)	12,595,546	(69,798,119)
Total stockholders' equity	76,109,229	12,595,546	88,704,775	76,109,229	12,595,546	88,704,775
Total liabilities and stockholders' equity	94,624,813	16,113,198	110,738,011	94,624,813	16,113,198	110,738,011
Statement of Cash Flows
Net loss	(2,299,598)	-	(2,299,598)	(9,860,594)	2,618,723	(7,241,871)
Deferred income tax benefit	-	-	-	-	(2,618,723)	(2,618,723)
Statement of Stockholders' Equity
Accumulated deficit	(82,393,665)	12,595,546	(69,798,119)	(82,393,665)	12,595,546	(69,798,119)
Stockholders' equity	76,109,229	12,595,546	88,704,775	76,109,229	12,595,546	88,704,775
Statement of Operations
Net loss	(2,299,598)	-	(2,299,598)	(9,860,594)	2,618,723	(7,241,871)
Basic and diluted net loss per share	$(0.02)	$-	$(0.02)	$(0.10)	$0.02	$(0.08)

NOTE 3 — STOCKHOLDERS’ EQUITY

During the six months ended August 31, 2013, we issued approximately 133,800 shares of common stock to our independent directors for payment of fees pursuant to the Board of Director’s compensation plan, 50,000 shares to a consultant for services, and 500,000 shares to legal counsel for services.

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

Stock Option Exchange

On August 29, 2013, we completed a stock option exchange program. Subject to the terms of our exchange offer filed on August 2, 2013, eligible participants tendered, and we exchanged, 5,460,424 options for 1,261,710 new options affecting 73 employees and 2 independent directors. The new options have an exercise price of $0.42, which was the closing price of our common stock on August 29, 2013. The new options were granted with the same vesting proportions as the tendered options. Of the 1,261,710 new option granted, 846,516, or 67%, were vested on the grant date and 415,194 or 33% will vest over the remaining vesting periods of the original options. The tender offer did not result in the acceleration of vesting of any options. The new options have the same expiration dates as the options exchanged.

We are required to compare the fair value of the options immediately before and after modification and recognize additional compensation expense to the extent the new options have greater value than the exchanged options they replaced. The fair value of the stock options tendered for exchange and the replacement stock options was estimated on August 29, 2013 using the Black-Scholes option-pricing model with the following assumptions:

	Pre-modification	Post-modification
Weighted-average exercise price	$2.40	$0.42
Expected term (in years)	3.00	2.00
Weighted-average volatility	70%	70%
Risk-free rate	0.79%	0.39%
Expected dividends	0%	0%

The total fair value of the new options issued to each participant in the exchange did not exceed the fair value of the original options outstanding just prior to the exchange. As such, no compensation expense was recognized as a result of the stock option exchange offer.

OPTIONS:

The estimated fair values of our stock option awards were determined using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Expected dividends	0%	0%	0%	0%
Expected term (in years)	3.50	3.50	3.50	3.50
Weighted-average volatility	70%	60%	70%	60%
Risk-free rate	0.51%	0.41%	0.51%	0.45%

The effect on our results of operations of option expense for the three and six months ended August 31, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Selling and marketing	$252,765	$467,893	$591,131	$1,027,637
Technology and development	137,342	342,226	508,905	609,970
General and administrative	158,527	443,606	463,228	854,584
Total stock option expense	$548,634	$1,253,725	$1,563,264	$2,492,191

We maintain stock incentive plans for our employees. The 2010 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of incentive stock options, non-qualified stock options, restricted shares, and other stock based awards to purchase up to an aggregate of 15.0 million shares of our common stock. We have approximately 7.9 million stock options and restricted shares outstanding under this plan as of August 31, 2013.

We have also issued non-qualified stock options to consultants and vendors for services provided, as well as to directors and employees, including officers.

The summary of activity for our stock options is presented below:
	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 28, 2013	17,373,932	$2.00	2.99
Granted	2,600,635	0.41
Exercised	-	-
Cancelled or expired	(5,710,424)	2.46
Forfeited	(2,567,830)	2.19
Options outstanding at August 31, 2013	11,696,313	$1.38	2.39

Options vested and expected to vest at August 31, 2013	11,409,124	$1.41	2.34
Options exercisable at August 31, 2013	9,781,617	$1.55	2.00

As of August 31, 2013, there was $1.9 million of unrecognized share-based payment expense related to options, which is expected to be recognized over a weighted average period of approximately 2.3 years.

The aggregate intrinsic value of the exercisable options at August 31, 2013 was approximately $31,000. The aggregate intrinsic value was calculated based on the positive differences between the market value of our common stock on August 31, 2013 of $0.39 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at August 31, 2013 ranged from $0.25 to $3.90.  The weighted average fair value of options granted was $0.41 per option share for the three months ended August 31, 2013.

WARRANTS:

The fair values of our stock warrant awards issued during the three and six months ended August 31, 2013 and 2012, respectively, were estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Expected dividends	0%	0%	0%	0%
Expected term (in years)	5.00	3.00	5.00	3.00
Weighted-average volatility	70%	60%	70%	60%
Risk-free rate	1.62%	0.38%	1.62%	0.38%

The warrant expense for the three and six months ended August 31, 2013 and 2012 is as follows, and is included in general and administrative expense:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
Total warrant expense	$278,179	$261,905	$315,450	$434,066

The summary of activity for our warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2013	19,171,104	$1.32	3.53
Granted	875,000	0.70
Exercised	-	-
Forfeited and expired	(181,250)	1.24
Warrants outstanding at August 31, 2013	19,864,854	$1.30	3.05

Warrants vested and expected to vest at August 31, 2013	19,864,854	$1.30	3.05
Warrants exercisable at August 31, 2013	18,931,523	$1.31	2.99

The exercisable warrants as of August 31, 2013 had no aggregate intrinsic value because the market value of our common stock on August 31, 2013 of $0.37 per share was lower than the exercise prices of the exercisable warrants. The exercise prices of warrants outstanding at August 31, 2013 ranged from $0.39 to $4.00.

As of August 31, 2013, there was approximately $116,000 of unrecognized share-based payment expense related to warrants, which is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 5 — NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive. As of August 31, 2013 and 2012, there were potentially dilutive securities consisting of options exercisable to purchase 9.8 million and 3.2 million shares of common stock, respectively, and warrants exercisable to purchase 18.9 million and 3.7 million shares of our common stock, respectively. As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share.  Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

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

The fair value of the consideration given for the acquisition of the GEOS stock was $4.2 million, which included $355,000 in cash and $3.8 million in our common stock (1,860,465 shares at a price of $2.05 per share). We are indemnified against certain losses resulting from breaches of any representation, warranty, covenant or agreement of GEOS. In order to secure payment of any loss, the approximate 1.9 million shares of our common stock were held for the benefit of the sellers in escrow for a period of up to 14 months following the closing date of the acquisition. In July 2013, the shares were released from escrow.

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

The earn-out period ended on August 25, 2012, which was the measurement date of the contingent consideration obligation. The earn-out payment was calculated to be $22.0 million and we recognized a gain of $2.0 million from the reduction of the liability of the actual consideration due, compared to management’s previous estimates. The gain is included within other income on the statements of operations for the three and six months ended August 31, 2012.

As partial satisfaction of the contingent consideration payments, we paid approximately 50% of the outstanding obligation using shares of our common stock. We issued a total of 5.5 million shares of our common stock as payment of approximately $11.0 million in contingent consideration to the former Hipcricket stockholders. The number of common shares issued was calculated using a $2.00 per share “floor” price, as defined in the agreement. The market price of our common stock on August 25, 2012 was $1.48.  The difference between the $2.00 floor price used to calculate the number of shares to be issued, and the actual price of $1.48 on the measurement date, resulted in a reduction of the estimated consideration payment of $2.9 million, which is included in other income on the statements of operations for the three and six months ended August 31, 2012.

On November 2, 2012 we issued 3.7 million shares of common stock, net of tax withholding, for substantially all of the remaining contingent consideration obligation.  The difference between the $2.00 floor price and the actual price of $0.65 on the date the shares were issued resulted in a reduction of the estimated contingent consideration payment of $7.3 million, which was included in other income on the statements of operations for the three and six months ended November 30, 2012.

NOTE 7 — INTANGIBLE ASSETS

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of August 31, 2013
	Weighted Average Amortization Period (In months)	Carrying Amount, net of impairment write downs	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,269,973	1,516,346	2,753,627
Patents	120	717,846	87,183	630,663
Acquired technology	60	7,270,000	3,192,750	4,077,250
Customer relationships	60-72	12,850,000	5,413,126	7,436,874
Software	36	2,095,705	2,095,705	-
Non-compete agreements	36	212,000	212,000	-
Trade names	24	44,000	44,000	-
Total intangibles		$36,159,524	$12,561,110	$23,598,414

		As of February 28, 2013
	Weighted Average Amortization Period (In months)	Carrying Amount, net of impairment write downs	Accumulated Amortization	Transfer to Held for Sale	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,038,904	1,060,109	-	2,978,795
Patents	120	4,174,306	51,356	3,500,000	622,950
Acquired technology	60	7,270,000	2,465,750	-	4,804,250
Customer relationships	60-72	12,850,000	4,143,958	-	8,706,042
Software	36	2,095,705	2,095,705	-	-
Non-compete agreements	36	212,000	212,000	-	-
Trade names	24	44,000	44,000	-	-
Total intangibles		$39,384,915	$10,072,878	$3,500,000	$25,812,037

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  Amortization of intangible assets was $1.2 million and $2.4 million, for the three and six months ended August 31, 2013, respectively.

Amortization in future fiscal periods is expected to be as follows:

Remainder of 2014	$2,176,229
2015	5,101,399
2016	4,642,676
2017	2,369,316
2018	217,014
Thereafter	391,780
Total	$14,898,414

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

On January 11, 2013, Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment. The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal (now Lead Appeal No. 13-1121). Augme tendered its principal brief to the Federal Circuit on May 7, 2013. Augme filed its Reply Brief on September 6, 2013, and the parties subsequently filed a Joint Appendix on September 13, 2013. Both consolidated appeals remain pending before the Federal Circuit.

Augme Technologies, Inc. v. Millennial Media, Inc., Civil Action No. 1:12-cv-00424, a patent infringement lawsuit pending in the U.S. District Court for the District of Delaware since April 5, 2012. Augme filed a case against Millennial Media, Inc., asserting three causes of action involving alleged patent infringement related to Augme-owned United States Patent No. 7,783,721, United States Patent No. 7,269,636 and United States Patent No. 6,594,691.

This case is a patent infringement lawsuit filed by Augme against Millennial Media, Inc. As originally filed, Augme was seeking monetary relief for patent infringement damage and injunctive relief against future infringement. A summary of the current status is set forth below.

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012, and Millennial Media withdrew its Motion to Dismiss on June 28, 2012. A Scheduling Order was entered on September 28, 2012. The case has been set for a seven day jury trial beginning on September 15, 2014.  On March 22, 2013, the parties began settlement discussions. To facilitate those discussions, the parties filed, on April 12, 2013, a stipulation to stay further proceeding in the case which Judge Stark entered as an order on April 18, 2013.  As required by the joint stipulation, the parties filed a joint status report on July 1, 2013, stipulated that the stay be continued at least until October 1, 2013. On September 30, 2013, the parties filed a joint status report requesting that the stay be continued at least until December 1, 2013. The Court entered an Order to this effect the next day.

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

On July 16, 2013, the court denied Time Warner’s motion for sanctions against Augme without prejudice to renewal, pending the outcome of the USPTO reexamination.

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

Shaub& Williams, L.L.P., vs. Augme Technologies, Inc., Civil Action No. 1:13-cv-01101-GBD. Augme's prior counsel, Shaub & Williams, LLP, filed a Complaint in the United States District Court for the Southern District of New York seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in litigation. Augme filed and served (1) an Answer denying the material allegations and claims of the First Amended Complaint; (2) counterclaims for professional negligence and breach of contract. Shaub & Williams filed motions to dismiss Augme's counterclaims and to strike certain of Augme's affirmative defenses to the complaint, in addition to an early motion for summary judgment seeking to dismiss Augme's counterclaims.  The Court denied the motion for summary judgment, but at hearing October 7 on the motion to dismiss indicated that Augme's affirmative counterclaims may have insufficient factual support since Augme has not actually paid any of Shaub & Williams' bills to date.  Augme was given leave to submit a proposed amended Counterclaim by October 21 (with opposition by Shaub & Williams by November 4 and a reply allowed to Augme by November 12) and the Court will determine whether it will be allowed.  The Court indicated the affirmative defenses  are sufficient.  A further status conference has been set for January 14, 2014, at which time the Court will finalize a trial date.   In the meantime, the parties are conducting discovery on the claims and counterclaims.

Subpoena from the Securities and Exchange Commission

On February 26, 2013, the Company received a subpoena from the SEC that sought documents and information with respect to statements made by us between October 2010 and April 2011 in certain press releases, investor presentations and filings with the SEC. We provided responsive documents and information to the Staff in compliance with the subpoena. The SEC did not make any specific allegations of misconduct or misrepresentation by us or any of our current or former officers, directors or employees. On August 19, 2013, the Staff issued a letter to us stating that its investigation has been completed and that the Commission Staff does not intend to recommend any enforcement action by the SEC.

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

Amounts drawn under the facility accrue interest at a floating per annum rate equal to 1.25% above the prime rate, or 0.75% above prime rate at all times when a Streamline Period is in effect. A Streamline Period commences on the first day of the month following the day that we provide SVB a written notice that, for each consecutive day in the immediately preceding fiscal quarter, we had unrestricted cash at Silicon Valley Bank plus the unused amount available under the facility in an amount above $4.0 million, subject to terms and conditions of the loan agreement. Interest is payable monthly. We also are required to pay SVB a quarterly fee equal to 0.25% per annum of the average unused portion of the facility. The facility is secured by substantially all of our assets, other than our intellectual property. Borrowings under the facility may be used for general corporate purposes, including funding working capital. As of the August 31, 2013, we had drawn $1.7 million from the line of credit and had approximately $1.7 million available based on our outstanding accounts receivable as of that date.

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

We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the loan agreement. In late July we delivered the report to SVB indicating that as of June 30, 2013, we had breached our minimum tangible net worth covenant and began discussions of a forbearance agreement with SVB.  We are in negotiations with SVB to obtain a waiver of the covenant default. The terms of such waiver may include modification of certain loan terms, including expanding the collateral on the facility to include our intellectual property.

NOTE 10 — CONCENTRATION OF RISK

During the quarter ended August 31, 2013, three customers accounted for approximately 6.8%, 5.6%, and 5% of our revenue and no other customer accounted for over 5% of revenues.  During the quarter ended August 31, 2012 there were two customers that accounted for approximately 10% and 8% of our revenue and no other customer accounted for over 5% of revenue.

At August 31, 2013, four customers accounted for approximately 24% of accounts receivable, the largest of which accounted for 8%. At August 31, 2012, three customers accounted for 27% of accounts receivable, the largest of which accounted for approximately 11%.

NOTE 11 — SUBSEQUENT EVENT

On October 4, 2013, we closed a $9.6 million financing transaction with 13 investors, each of which is and “accredited investor” within the meaning of the Securities Act of 1933 (the “Securities Act”). The investors purchased units of our securities at $0.40 per unit. Each unit consisted of 1 share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of 23,875,000 shares of our common stock and warrants to purchase up to 7,162,500 shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share.

In connection with the financing, we also entered into a registration rights agreement with each investor pursuant to which we will file, and cause to become effective with the SEC, a registration statement covering the resale of all of the shares of common stock and shares of common stock underlying the warrants sold in the financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended August 31, 2013 and 2012, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

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
●      our cash position and uses of cash;
●      other capital market conditions, including availability of funding sources;
●      the strength of our intellectual property portfolio; and
●      changes in government regulations related to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the heading “Risk Factors” in our Annual Report on Form 10-K, in Part II, Item 1A (Risk Factors) of this Report and in other reports we file with the Securities and Exchange Commission.  As discussed in Note 2 of the Notes to Consolidated Financial Statements, our unaudited quarterly financial statements for the period ended August 31, 2012 have been restated.

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

OVERVIEW

Business Update

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our intellectual property (“IP”) portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. Consistent with this plan, we have settled the majority of our patent litigation cases, while protecting the value of our IP assets, to reduce our ongoing legal costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, streamlined personnel and variable costs, and solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams. We intend to continue to minimize cash spend and identify additional cost savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

Also consistent with our restructuring plan, we have shifted our strategy as it relates to investing in new patents. We are selectively investing in additional patents that generally relate to our core competencies of targeting, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology. We believe that protecting these core competencies is a fundamental aspect of our strategy to penetrate the mobile marketing and mobile advertising markets. We are also working to find a strategic partner to monetize certain of our patents, while retaining the rights to use these patents in our technology.

During the quarter ended August 31, 2013 we continued to invest in our sales team to drive revenue and adoption of our ADLIFE platform as well as identify cost savings opportunities. On August 23, 2013, we changed the Company name from Augme Technologies, Inc. to Hipcricket, Inc. We believe the Hipcricket name provides us with broader marketplace appeal and recognition.

Business

We provide a customer engagement platform that empowers brands, agencies and media properties to engage customers, drive loyalty and increase sales via mobile. Our proprietary software-as-a-service (“SaaS”) AD LIFE Platform allows marketers, brands, and agencies to plan, create, test, deploy, and track mobile marketing programs across every mobile channel.  Through the use of Consumer Response Tags such as 2D codes, UPC codes, short messaging service (“SMS”), and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using our own patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics. Our products serve advertisers and ad agencies in many vertical markets, including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

We have successfully completed over 250,000 mobile campaigns to date with hundreds of clients across some of the leading brands in the U.S. and have consistently maintained a customer renewal rate of over 95%.  Our products serve advertisers and ad agencies in many vertical markets, including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. We own 19 U.S. patents, and on a selected basis we are pursuing additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment and are headquartered in Kirkland, Washington.  Additionally, we maintain a presence in New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity and Capital Resources

Net cash used in operating activities was $5.3 million during the six months ended August 31, 2013. Net cash used in operating activities reflects the net loss for the period, partially offset by depreciation and amortization, share-based compensation expense and changes in operating assets and liabilities. Net cash used in operating activities during the six months ended August 31, 2012 was $7.1 million, reflecting the net loss for the period, partially offset by stock option and warrant expense, depreciation and amortization and changes in operating assets and liabilities. Included in the net loss for the period was a non-cash adjustment for deferred income tax benefits of $2.6 million related to our acquisition of GEOS in May 2012.

Net cash used in investing activities was approximately $329,000 during the six months ended August 31, 2013. We used approximately $231,000 for legal actions in support of our patent enforcement, $44,000 to purchase patents, which we capitalize as intangible assets, and $55,000 for leasehold improvements.  Net cash used in investing activities was $5.1 million for the six months ended August 31, 2012. We used $2.0 million for payment of contingent consideration related to our acquisition of Hipcricket, $2.3 million for legal actions supporting our patent enforcement initiatives and $0.7 million to purchase patents. Additionally, we used cash of $0.2 million for a long-term investment. During the six months ended August 31, 2012, we paid $355,000 in cash and $3.8 million in our common stock (1,860,465 shares at a price of $2.05 per share) for the purchase of all of the common and preferred stock of GEOS.  We also we issued 5,225,039 shares of common stock as partial satisfaction of the contingent consideration obligation related to the acquisition of Hipcricket in August 2011. The fair value of the stock on the measurement date was $1.48 per share.

Net cash provided by financing activities was $1.7 million during the six months ended August 31, 2013, compared to approximately $1.2 million for the six months ended August 31, 2012. Cash provided by financing for the six months ended August 31, 2013 was primarily attributed to proceeds received from our loan facility, compared to proceeds received from the exercise of options and warrants in the comparative period a year ago.

As of August 31, 2013 and February 28, 2013, we had accumulated deficits of $120.7 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from alternative products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

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

In September 2012, we adopted a restructuring plan which includes reducing the number of employees, slowing the pace of investments in our intellectual property (“IP”) portfolio and minimizing variable expenses. We are restructuring overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. We have implemented measures specifically designed to reduce our cash used in operations. Consistent with this plan, we have settled the majority of our patent litigation cases, while protecting the value of our IP assets, to reduce our ongoing legal costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, streamlined personnel and variable costs and solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams. We intend to continue to minimize cash spend and identify additional cost savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

During the quarter ended May 31, 2013, we secured an accounts receivable credit facility from Silicon Valley Bank (“SVB”) to help fund our working capital needs. The revolving loan credit facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable after January 31, 2014. The facility is secured by substantially all of our assets other than our intellectual property. Amounts drawn under the facility accrue annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the loan and security agreement, and at the prime rate plus 1.25% when a Streamline Period is not in effect. We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the loan agreement. In late July we delivered the report to SVB indicating that as of June 30, 2013, we had breached our minimum tangible net worth covenant and began discussions of a forbearance agreement with SVB. We are in negotiations with SVB to obtain a waiver of the covenant default. The terms of such waiver may include modification of certain loan terms, including expanding the collateral on the facility to include our intellectual property. As of the August 31, 2013, we had drawn $1.7 million from this line of credit and had approximately $1.7 million available based on our outstanding accounts receivable as of that date.

On October 4, 2013, we closed a $9.6 million financing transaction with 13 investors, each of which is an “accredited investor” within the meaning of the Securities Act of 1933 (the “Securities Act”). The investors purchased units of our securities at $0.40 per unit. Each unit consisted of 1 share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of 23,875,000 shares of our common stock and warrants to purchase up to 7,162,500 shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share. In connection with the financing, we also entered into a registration rights agreement with each investor pursuant to which we will file, and cause to become effective with the SEC, a registration statement covering the resale of all of the shares of common stock and shares of common stock underlying the warrants sold in the financing.

In the future, we may need to raise additional cash through equity or debt financings, and/or sell all or part of our patent portfolio, while retaining the rights to use the patents in our technology. There is no certainty that we will have the ability to raise additional funds through debt or equity financings under terms acceptable to us or that we will have the ability to sell all or part of the patent portfolio. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations.  Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations.

As of the filing of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, we no longer met the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our shares and therefore are limited in our ability to issue the remaining $41.4 million remaining on our existing Form S-3 and/or to file new shelf registration statements on Form S-3. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register securities with the SEC, including to register the resale of the common shares issued in our October 2013 financing, or issue such securities in a private placement, which could increase the cost of raising capital. If we need to raise additional capital, we do not believe that the unavailability of Form S-3 registration will be a significant limiting factor.

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

Results of Operations

The discussion below is not necessarily indicative of the results which may be expected for any subsequent periods and pertains only to the results of operations for the three months ended August 31, 2013 and 2012. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties. As discussed in Note 2 to the Notes to Consolidated Financial Statements, our financial statements for the unaudited quarterly period ended August 31, 2012 has been restated to reflect increases to the value of our intangible assets and income tax benefits associated with the acquisition of GEOS in May 2012.  Net loss was also affected by the restatement. The corrections had no impact on total revenue or operating expense. Comparative data for the quarter ended August 31, 2012 is as restated.

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2013 TO THREE MONTHS ENDED AUGUST 31, 2012

Revenue

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, multimedia messaging service (“MMS”), quick response (“QR”) codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using application programming interfaces (“APIs”).  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended August 31, 2013, revenues were $7.6 million compared with $6.2 million in the quarter ended August 31, 2012, an increase of approximately 23%. We continue to experience higher demand for our AD LIFE Platform.  During the quarter ended August 31, 2013, approximately 18% of our revenue was generated by three customers.

Cost of Revenue

Cost of revenue includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended August 31, 2013, cost of revenue increased 37% to $3.4 million from $2.5 million in the quarter ended August 31, 2012, as a result of higher revenue and a shift in business toward a greater percentage of sales from mobile advertising which carries a greater cost of sales.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative and depreciation and amortization expenses. Salaries and personnel costs are the most significant component of the sales and marketing, technology and development and general and administrative expense categories. We include stock-based compensation expense in connection with the grant of stock options and warrants in the applicable operating expense category based on the respective equity award recipient’s function. For the quarter ended August 31, 2013 operating expenses decreased a total of $3.3 million. The decrease was primarily attributed to lower staffing levels in the second quarter of fiscal 2014 compared to the same quarter a year ago, resulting from the implementation of our restructuring plan adopted in September 2012.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. Sales and marketing expense decreased $1.1 million, or 28%, to $2.8 million at August 31, 2013 compared to $3.9 million at August 31, 2012.  The decrease in sales and marketing expense is related to lower payroll costs associated with reduced staffing levels in sales support and client services compared to the prior year.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. We experienced a $0.5 million decrease, or 25%, in these expenses to $1.4 million at August 31, 2013 compared to $1.8 million at August 31, 2012. The decrease is primarily related to lower personnel costs associated with reduced staffing levels compared to the prior year.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense decreased $1.4 million, or 41%, to $2.1 million at August 31, 2013 compared to $3.5 million at August 31, 2012.   The decrease is primarily a result of lower personnel costs from headcount reductions, including the downsizing of our patent development and enforcement efforts, which included eliminating our Tucson office, as well as reducing redundancies from the acquisition of Hipcricket.

Depreciation and amortization expense. Depreciation and amortization expense of $1.3 million for the quarter ended August 31, 2013 decreased by $0.3 million from $1.6 million for the quarter ended August 31, 2012.  This decrease is related to amortization of fewer intangible assets compared to the prior year.

Income Tax Benefit

We did not recognize any income tax benefits during the three and six months ended August 31, 2013, compared to $0 and $2.6 million during the three and six months ended August 31, 2012, respectively. As a result of our acquisition of GEOS in May 2012 we recognized $2.6 million in income tax benefits associated with the reduction of our valuation allowance against the net deferred tax asset. The reduction of our valuation allowance resulted from the recognition of certain deferred income tax liabilities arising from the acquisition.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of August 31, 2013, our disclosure controls and procedures are ineffective due to insufficient technical accounting resources to identify, address and review complex accounting and financial reporting matters, including accounting for business combinations and the preparation and review of the income tax provision and related income tax financial statement disclosures.

Management has been actively engaged in the planning for, and implementation of, remediation efforts since material weaknesses were initially discovered and reported in our Form 10-Q for the interim period ended November 30, 2011 and as included in the Form 10-K for the fiscal year ended February 28, 2013. During fiscal year 2013 and continuing into the first quarter of fiscal 2014, we implemented changes in control process and added additional resources which we believe will continue to improve internal controls and remediate the control deficiencies in our financial reporting. Management implemented a more formalized process for the preparation and review of financial statement reconciliations and review, establishing appropriate accounting policies and procedures related to complex and unusual transactions, expanded staffing and engaged additional third parties to provide ongoing technical advice. Management believes the measures described above will remediate the material weakness that existed as of February 28, 2013, and strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may take additional measures to address control deficiencies.

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no material changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 8, Contingencies, of Notes to the Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended February 28, 2013, filed with the SEC on May 24, 2013, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I. Item 1A. (Risk Factors) in our Form 10-K. Other than as set forth in our Form 10-Q for the quarter ended May 31, 2013, filed with the SEC on July 10, 2013, there have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Document
3.1	Certificate of Incorporation, as amended*
3.2	Restated Bylaws, as amended (1)
10.1	Amended Offer Letter of John Devlin dated July 5, 2013. + (2)
10.2	Amended Offer Letter of Donald Stout dated July 5, 2013. + (2)
10.3	Amended Offer Letter of Todd Wilson dated July 5, 2013. + (2)
10.4	Amended Employment Agreement between the Company and Ivan Braiker dated July 5, 2013. + (2)
10.5	Restated Hipcricket, Inc. 2010 Incentive Stock Option Plan, as amended.*
10.6	Employment Agreement between the Company and Douglas Stovall dated June 17, 2013. + (3)
10.7	Indemnification Agreement dated June 17, 2013 between the Company and Douglas Stovall. + (3)
10.8	Letter dated June 17, 2013 to Michael Brochu regarding appointment to the Board of Directors. + (3)
10.9	Indemnification Agreement dated June 17, 2013 between the Company and Michael Brochu. + (3)
10.10	Warrant for Purchase of Common Stock issued to Michael Brochu on June 17, 2013. + (3)
10.11	Amended Consulting Agreement with Trove Capital Partners LLC dated August 29, 2013. +*
10.12	Securities Purchase Agreement dated October 3, 2013 between the Company and the purchasers indentified in the signatures pages thereto. (4)
10.13	Registrations Rights Agreement dated October 4, 2013 between the Company and the purchasers indentified in the signatures pages thereto. (4)
10.14	Form of Investor Warrant dated October 4, 2013. (4)
10.15	Lease Agreement between the Company and Talon Portfolio Services, LLC.*
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
____________________
+Management contract or compensatory plan or arrangement.
*Filed herewith.

(1)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2013.
(2) Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 10, 2013.
(3)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2013.
(4) Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIPCRICKET, INC.
(Registrant)

Date: October 9, 2013	By:	/s/ Ivan E. Braiker
Ivan E. Braiker
Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer