Form 10-K/A
period 2013-02-28
HIPCRICKET, INC.
filed 2013-10-11
CIK 1137204

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

Hipcricket, Inc.
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

    Hipcricket, Inc., formerly Augme Technologies, Inc., is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended February 28, 2013, as filed with the Securities and Exchange Commission on May 24, 2013 (the “Original Filing”), solely to correct a typographical error in the date of the report of Moss Adams LLP relating to the effectiveness of control over financial reporting of the Company (the “Controls Report”) and in the content of the consent of Moss Adams LLP filed as Exhibit 23.2 (the “Consent”) included in the Original Filing.  Although the date of the Controls Report was correctly referenced as May 24, 2013 in the last paragraph of Moss Adams’ report relating to the consolidated financial statements dated May 24, 2013 included in the Original Filing (the “Financials Report”), the Controls Report was incorrectly dated March 24, 2013.  Related to this, the Consent was correctly dated May 24, 2013, but incorrectly identified the dates of the Financial Report and the Controls Report as March 24, 2013.  A Controls Report with the correct date is filed with this Form 10-K/A.  The content of the Controls Report is unchanged.  A new Consent referencing the correct dates of the Controls Report and the Financials Report is filed as an exhibit attached hereto.

    Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.  Because no financial statements have been included in this Form 10-K/A, paragraph 3 of the certifications have been omitted.  Pursuant to Rule 13a-14 of the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

    No other changes have been made to the Original Filing.  This Form 10-K/A continues to speak as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way the disclosures made in the Original Filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Augme Technologies, Inc.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Augme Technologies Inc. as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended February 28, 2013 and our report dated May 24, 2013, expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the correction of material misstatements in previously issued financial statements.

/s/ Moss Adams LLP
Seattle, Washington
May 24, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HIPCRICKET, INC.

Dated: October 11, 2013	/s/ Ivan E. Braiker
Ivan E. Braiker Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 11, 2013	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer (Principal Financial and Accounting Officer)

Hipcricket, Inc.
Exhibit Index to Form 10-K/A Amendment No. 1 to
Annual Report on Form 10-K
For the Year Ended February 28, 2013

23.2	Consent of Moss Adams LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
*Filed herewith.