Form 10-Q
period 2013-11-30
HIPCRICKET, INC.
filed 2014-01-09
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-57818

HIPCRICKET, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0122076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 110 110TH AVENUE NE, SUITE 410
BELLEVUE, WA  98004
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

As of January 3, 2013 the issuer has 154,576,433 shares of common stock, par value $.0001, issued and outstanding.

-i-

HIPCRICKET, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2013
	(unaudited)	February 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,855,811	$4,352,691
Restricted cash	214,698	214,455
Accounts receivable, net	6,432,173	5,707,019
Prepaid expenses and other current assets	483,756	772,029
Total current assets	11,986,438	11,046,194

Intangible assets held for sale	-	3,500,000
Property and equipment, net	162,173	82,737
Goodwill	35,060,183	35,060,183
Intangible assets, net	25,478,755	25,812,037
Deposits	260,806	238,011

TOTAL ASSETS	$72,948,355	$75,739,162

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,042,497	$4,812,086
Accrued liabilities	2,568,704	2,614,365
Deferred revenue	572,749	851,847
Line of credit	1,356,807	-
Total current liabilities	8,540,757	8,278,298

LONG TERM LIABILITIES:
Deferred income tax liability, net	3,517,652	3,517,652
Accrued liabilities	30,138	82,002

TOTAL LIABILITIES	12,088,547	11,877,952

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 154,576,433 and 129,554,226 shares issued and outstanding, respectively.	15,458	12,955
Additional paid-in capital	186,906,328	175,241,799
Accumulated deficit	(126,061,978)	(111,393,544)
Total stockholders' equity	60,859,808	63,861,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,948,355	$75,739,162

See accompanying notes to the consolidated financial statements.

HIPCRICKET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

REVENUE	$6,425,887	$7,433,051	$19,884,186	$18,700,622

COST OF REVENUES	3,242,479	3,054,212	9,226,281	7,464,449

OPERATING EXPENSES:
Selling and marketing	2,744,070	3,814,930	8,905,565	11,319,153
Technology and development	1,603,450	1,927,193	4,961,799	5,937,333
General and administrative	2,355,094	3,457,777	7,131,207	10,441,082
Depreciation and amortization	1,275,815	1,597,443	3,829,125	4,681,129
Goodwill impairment	-	25,919,000	-	25,919,000
Impairment of intangible assets and investments	464,958	8,667,883	464,958	8,667,883
Total operating expenses	8,443,387	45,384,226	25,292,654	66,965,580

LOSS FROM OPERATIONS	(5,259,979)	(41,005,387)	(14,634,749)	(55,729,407)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(18,996)	(39,856)	(33,685)	(36,987)
Acquisition related contingent consideration	-	7,339,173	-	12,199,730
NET LOSS BEFORE INCOME TAXES	(5,278,975)	(33,706,070)	(14,668,434)	(43,566,664)

Income tax benefit	-	-	-	2,618,723

NET LOSS	$(5,278,975)	$(33,706,070)	$(14,668,434)	$(40,947,941)

NET LOSS PER SHARE - Basic and diluted	$(0.04)	$(0.31)	$(0.11)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	145,698,039	108,460,588	135,114,413	99,718,225

See accompanying notes to the consolidated financial statements.

HIPCRICKET, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013
(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances, February 28, 2013	129,554,226	$12,955	$175,241,799	$(111,393,544)	$63,861,210

Common stock issued for cash for:
Stock with warrant subscription, fees	23,875,000	2,388	8,971,542		8,973,930
Option/Warrant exercise	10,000	1	2,499		2,500
Common stock issued for:
Underwriter services	354,310	35	-		35
Board of Director fees	182,897	19	77,149		77,168
Advisory services	600,000	60	248,940		249,000
Employee share-based compensation			2,069,725		2,069,725
Warrant expense			294,674		294,674
Net loss				(14,668,434)	(14,668,434)
Balances, November 30, 2013	154,576,433	$15,458	$186,906,328	$(126,061,978)	$60,859,808

See accompanying notes to the consolidated financial statements.

HIPCRICKET, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 30,
	2013	2012
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(14,668,434)	$(40,947,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,829,125	4,681,129
Bad debt expense	24,481	45,569
Non-cash interest expense	-	36,757
Common stock issued for services	326,203	625,000
Loss on sale or disposal of fixed assets	895	400
Share-based compensation expense	2,364,399	4,302,359
Goodwill impairment	-	25,919,000
Deferred income tax benefits	-	(2,618,723)
Impairment of intangible assets and investments	464,958	8,667,883
Fair value adjustment of acquisition related contingent consideration	-	(12,199,730)
Changes in operating assets and liabilities:
Accounts receivable	(749,635)	(2,423,366)
Prepaid expenses and other current assets	288,273	(68,368)
Interest on restricted cash	(243)	-
Deposits	(22,795)	126,189
Accounts payable and accrued liabilities	(810,382)	3,370,578
Deferred revenue	(279,098)	131,187
Long-term liabilities	(51,864)	(56,551)
NET CASH USED IN OPERATING ACTIVITIES	(9,284,117)	(10,408,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(43,542)	(820,139)
Cash paid for patent defense costs	(327,369)	(2,723,931)
Cash paid for acquisition related contingent consideration	-	(3,182,209)
Cash paid for long-term investment	-	(200,000)
Additions to property and equipment	(170,224)	-
NET CASH USED IN INVESTING ACTVITIES:	(541,135)	(6,926,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	8,969,065	6,162,455
Proceeds received from line of credit	1,356,807	-
Proceeds received from issuance of short-term debt	-	450,000
Payment on short-term debt	-	(200,000)
Proceeds received from the exercise of stock options and warrants, net	2,500	1,257,160
NET CASH PROVIDED BY FINANCING ACTIVITEIS	10,328,372	7,669,615

NET CHANGE IN CASH AND CASH EQUIVALENTS	503,120	(9,665,292)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,352,691	11,428,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,855,811	$1,763,533

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$33,927	$3,100
Income taxes paid	134,727	-
Non-cash investing activity:
Stock issued for asset purchase	-	3,813,953
Acquisition related contingent consideration settled in stock	-	10,578,900

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

We provide mobile advertising and mobile marketing technology and services that empower brands, agencies and media companies to engage customers, drive loyalty and increase sales. Our proprietary software-as-a-service AD LIFE platform (the “Platform”) allows marketers, brands, and agencies to plan, create, test, deploy, and track mobile marketing programs across nearly every mobile channel. Through the use of Consumer Response Tags such as 2D codes, UPC codes, short message service, and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using our patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics. Our products serve advertisers and ad agencies in many vertical markets, including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of November 30, 2013 we owned 21 U.S. patents. We are pursuing on a selective basis, additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment. In December 2013, we relocated our corporate headquarters to 110 110th Avenue NE, Suite 410, Bellevue, Washington 98004. Additionally, we maintain a presence in New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity

As of November 30, 2013 and February 28, 2013, we had accumulated deficits of $126.1 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from alternative products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations. Those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

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

In September 2012, we adopted a restructuring plan which included reducing the number of employees, slowing the pace of investments in our intellectual property (“IP”) portfolio and minimizing variable expenses. We have restructured overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. Consistent with this plan, we have settled a majority of our patent litigation cases, while protecting the value of our IP assets, to reduce our ongoing legal costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, streamlined personnel and variable costs, and solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams. We have made substantial improvements in lowering our operating expenses, compared to the same period one year ago. We intend to continue our efforts to minimize cash spend and identify additional cost savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

During the quarter ended May 31, 2013, we secured an accounts receivable credit facility from Silicon Valley Bank (“SVB”) to help fund our working capital needs, which was amended and restated on November 25, 2013. The revolving loan facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable plus the least of (i) 80% of Eligible 120 Day Accounts as defined in the amended and restated loan agreement (the “Amended Agreement”), (ii) $1,000,000, and (iii) 30% of the sum of all eligible accounts plus Eligible 120 Day Accounts after December 31, 2013. The facility is secured by substantially all of our assets. Amounts drawn under the facility accrue annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the Amended Agreement, and at the prime rate plus 1.25% when a Streamline Period is not in effect. We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the loan Amended Agreement. In late July we delivered the report to SVB indicating that as of June 30, 2013, we had breached our minimum tangible net worth covenant and began discussions of a forbearance or waiver agreement with SVB. On November 25, 2013, we entered into the Amended Agreement with SVB. The Amended Agreement retained substantially the same terms as the original loan and security agreement, except the borrowing base was amended as described above and the collateral securing the loan facility was expanded to include our intellectual property. In connection with the execution of the Agreement, we obtained a waiver of our covenant default. As of the November 30, 2013, we had drawn $1.4 million from this line of credit and had approximately $3.2 million available based on our outstanding accounts receivable as of that date. See Note 9 below for additional information about the credit facility.

On October 4, 2013, we closed a $9.6 million financing transaction with 13 investors, each of which is an “accredited investor” within the meaning of the Securities Act of 1933. The investors purchased units of our securities at $0.40 per unit.  We received net proceeds of $9.0 million, reflecting approximately $581,000 in fees and costs associated with the financing. Each unit consisted of one share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of 23,875,000 shares of our common stock and warrants to purchase up to 7,162,500 shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share. In connection with the financing, we also entered into a registration rights agreement with each investor pursuant to which we have agreed to file and maintain effectiveness of a registration statement covering the resale of all of the shares of common stock and shares of common stock underlying the warrants sold in the financing. We filed a registration statement on Form S-1 with the SEC on November 4, 2013. The registration statement was declared effective on November 8, 2013.

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

Reclassifications

Certain reclassifications have been made to prior periods to conform to current reporting. The presentation of our Consolidated Statements of Operations has been adjusted for the reclassification of operating expenses to be presented in the following categories: sales and marketing, technology and development, general and administrative and depreciation and amortization.  The operating expenses for the three and nine months ended November 30, 2012 have been reclassified accordingly.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In this Quarterly Report on Form 10-Q, we are reporting quarterly data for our fiscal quarter ended November 30, 2013, and in some cases providing the comparative data from the same quarter a year ago. As described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 24, 2013, and summarized below, we restated the financial statements for certain quarterly and year-to-date periods, including the quarter ended November 30, 2012. All comparative data for the quarter ended November 30, 2012 is as restated.

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

The following table summarizes the corrections by financial statement line item for the three and nine months ended November 30, 2012:

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
Statement of Stockholders' Equity
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

NOTE 3 — STOCKHOLDERS’ EQUITY

On October 4, 2013, we completed a $9.6 million financing transaction with 13 investors. The investors purchased units of our securities at $0.40 per unit. Each unit consisted of 1 share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of 23,875,000 shares of our common stock and warrants to purchase up to 7,162,500 shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share.

We also issued to the placement agent, for services rendered in connection with the financing and for previously rendered services, 354,310 shares of common stock, a 10-year warrant to purchase up to 596,875 shares of common stock and a 5-year warrant to purchase up to 106,293 shares of common stock. Both warrants have an exercise price of $0.60 per shares.

During the nine months ended November 30, 2013, we issued approximately 183,800 shares of common stock to our independent directors for payment of fees pursuant to the Board of Director’s compensation plan, 100,000 shares to a consultant for services, and 500,000 shares to legal counsel for services.

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

The following table shows the amount of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Selling and marketing	$263,619	$379,756	$854,750	$1,407,393
Technology and development	126,652	272,621	635,557	882,591
General and administrative	95,414	723,725	874,092	2,012,375
Total stock-based compensation expense	$485,685	$1,376,102	$2,364,399	$4,302,359

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

OPTIONS:

We maintain stock incentive plans for our employees. The 2010 Stock Incentive Plan provides for the grant to employees, officers, directors and consultants of incentive stock options, non-qualified stock options, restricted shares, and other stock based awards to purchase up to an aggregate of 15.0 million shares of our common stock. We have approximately 7.6 million stock options and restricted shares outstanding under this plan as of November 30, 2013.

We have also issued non-qualified stock options to consultants and vendors for services provided, as well as to directors and employees, including officers.

The estimated fair values of our stock option awards were determined using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Expected dividends	0%	0%	0%	0%
Expected term (in years)	3.50	3.50	2.89	3.50
Weighted-average volatility	70%	65%	70%	62%
Risk-free rate	0.84%	0.43%	0.55%	0.44%

The summary of activity for our stock options is presented below:
	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 28, 2013	17,373,932	$2.00	2.99
Granted	3,067,262	0.43
Exercised	-	-
Cancelled or expired	(5,638,549)	2.46
Forfeited	(3,245,757)	2.21
Options outstanding at November 30, 2013	11,556,888	$1.31	2.18

Options vested and expected to vest at November 30, 2013	11,259,486	$1.32	2.13
Options exercisable at November 30, 2013	9,573,847	$1.47	1.73

As of November 30, 2013, there was $1.4 million of unrecognized share-based payment expense related to options, which is expected to be recognized over a weighted average period of approximately 2.3 years.

The aggregate intrinsic value of the exercisable options at November 30, 2013 was approximately $196,100. The aggregate intrinsic value was calculated based on the positive differences between the market value of our common stock on November 30, 2013 of $0.53 per share and the exercise prices of the exercisable options. The exercise prices of options outstanding at November 30, 2013 ranged from $0.25 to $3.90.  The weighted average fair value of options granted was $0.25 per option share for the three months ended November 30, 2013.

WARRANTS:

The fair values of our stock warrant awards were estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Expected dividends	0%	0%	0%	0%
Expected term (in years)	0.00	5.00	5.00	4.75
Weighted-average volatility	0%	65%	70%	64%
Risk-free rate	0.00%	0.62%	1.06%	0.59

The summary of activity for our warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2013	19,171,104	$1.32	3.53
Granted	8,740,668	0.61
Exercised	-	-
Forfeited and expired	(712,361)	1.80
Warrants outstanding at November 30, 2013	27,199,411	$1.06	3.65

Warrants vested and expected to vest at November 30, 2013	27,199,411	$1.07	3.64
Warrants exercisable at November 30, 2013	26,378,577	$1.07	3.64

As of November 30, 2013, there was approximately $107,971 of unrecognized share-based payment expense related to warrants, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The aggregate intrinsic value of the exercisable warrants as of November 30, 2013 was approximately $42,000. The aggregate intrinsic value was calculated based on the positive differences between the market value of our common stock on November 30, 2013 of $0.53 per share and the exercise prices of the exercisable options. The exercise prices of warrants outstanding at November 30, 2013 ranged from $0.39 to $4.00.

NOTE 5 — NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive. As of November 30, 2013 and 2012, there were potentially dilutive securities consisting of options exercisable to purchase 3.1 million and 2.2 million shares of common stock, respectively, and warrants exercisable to purchase 0.3 million and zero shares of our common stock, respectively. As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share.  Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

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

The earn-out period ended on August 25, 2012, which was the measurement date of the contingent consideration obligation. The earn-out payment was calculated to be $22.0 million and we recognized a gain of $2.0 million from the reduction of the liability of the actual consideration due, compared to management’s previous estimates. The gain is included within other income on the statements of operations for the nine months ended November 30, 2012.

As partial satisfaction of the contingent consideration payments, we paid approximately 50% of the outstanding obligation using shares of our common stock. We issued a total of 5.5 million shares of our common stock as payment of approximately $11.0 million in contingent consideration to the former Hipcricket stockholders. The number of common shares issued was calculated using a $2.00 per share “floor” price, as defined in the agreement. The market price of our common stock on August 25, 2012 was $1.48.  The difference between the $2.00 floor price used to calculate the number of shares to be issued, and the actual price of $1.48 on the measurement date, resulted in a reduction of the estimated consideration payment of $2.9 million, which is included in other income on the statements of operations for the nine months ended November 30, 2012.

On November 2, 2012 we issued 3.7 million shares of common stock, net of tax withholding, for substantially all of the remaining contingent consideration obligation. On December 4, 2012, this amount was reduced by 27,322 shares. The difference between the $2.00 floor price and the actual price of $0.65 on the date the shares were issued resulted in a reduction of the estimated contingent consideration payment of $7.3 million, which was included in other income on the statements of operations for the three and nine months ended November 30, 2012.

NOTE 7 — INTANGIBLE ASSETS

In the fiscal quarter ended November 30, 2012, we entered into negotiations with a potential buyer for the sale of certain of our assets including certain GEOS and Jagtag IP patents. We reached a conclusion that these patent assets met all of the criteria to be held for sale and had an estimated value of $3.5 million. We estimated the fair value of the patents by calculating the expected proceeds to be received through a sale, exclusive license agreement and royalties that would have been paid to a third party had we not owned the patents. We applied a discounted cash flow model based on certain scenarios, but significantly weighted towards outright sale given our intent to dispose or exclusively license the rights to these patents. In estimating the fair value of these patents, we used our own assumptions about the use of the patents by a market participant and considered all available evidence. We classified these intangible assets as held for sale as of November 30, 2012.  In March 2013, we closed a transaction with the buyer which did not include sale of the GEOS and Jagtag IP patents. As part of our September 2012 restructuring plan, we planned to sell these patents as a stated means of deriving value from the assets. At that time, we concluded that it was probable that we would continue to market the patents for sale and that it was likely such a sale would be completed within one year. In the quarter ended November 30, 2013, we discontinued efforts to actively market these patents for sale. Consequently, we have reclassified these intangible assets from “held for sale” to “held and used.” In estimating the fair value of the patents upon transfer to held and used, we evaluated current industry trends for the types of technology covered or enabled by these patents and used our own assumptions about the use of the patents by market participants. For the quarter ended November 30, 2013, we reclassified $3.12 million from Intangible Assets Held for Sale to Held and Used, and recognized a $376,984 charge upon reclassification equal to the estimated depreciation expense that would have been attributed to the assets if they had been continuously held and used for the past year.

As described in Note 8 of the consolidated financial statements, during the quarter ended November 30, 2013 we settled our litigation case with Millennial Media, Inc. and wrote down capitalized costs related to this case, resulting in an impairment charge of $87,975.

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of November 30, 2013
	Weighted Average Amortization Period (In months)	Carrying Amount, net of impairment write downs	Accumulated Amortization	Transferred from Held For Sale	Impairment Loss	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,350,749	1,733,508	-	87,975	2,529,266
Patents	120	717,846	107,415	3,123,016	-	3,733,447
Acquired technology	60	7,270,000	3,556,250	-	-	3,713,750
Customer relationships	60-72	12,850,000	6,047,708	-	-	6,802,292
Software	36	2,095,705	2,095,705	-	-	-
Non-compete agreements	36	212,000	212,000	-	-	-
Trade names	24	44,000	44,000	-	-	-
Total intangibles		$36,240,300	$13,796,586	$3,123,016	$87,975	$25,478,755

		As of February 28, 2013
	Weighted Average Amortization Period (In months)	Carrying Amount, net of impairment write downs	Accumulated Amortization	Transfer to Held for Sale	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,038,904	1,060,109	-	2,978,795
Patents	120	4,174,306	51,356	3,500,000	622,950
Acquired technology	60	7,270,000	2,465,750	-	4,804,250
Customer relationships	60-72	12,850,000	4,143,958	-	8,706,042
Software	36	2,095,705	2,095,705	-	-
Non-compete agreements	36	212,000	212,000	-	-
Trade names	24	44,000	44,000	-	-
Total intangibles		$39,384,915	$10,072,878	$3,500,000	$25,812,037

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization. Amortization of intangible assets was $1.3 million and $3.8 million, for the three and nine months ended November 30, 2013, respectively.

Amortization in future fiscal periods is expected to be as follows:

Remainder of 2014	$1,338,436
2015	5,269,995
2016	4,982,069
2017	2,910,246
2018	447,827
Thereafter	1,830,182
Total	$16,778,755

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

On May 30, 2012, Millennial Media filed a Motion to Dismiss For Failure to State a Claim Under Federal Rule of Civil Procedure 12(b)(6). Augme filed an amended complaint and an answer brief on June 18, 2012, and Millennial Media withdrew its Motion to Dismiss on June 28, 2012. A Scheduling Order was entered on September 28, 2012. The case was set for a seven day jury trial beginning on September 15, 2014. On March 22, 2013, the parties began settlement discussions. To facilitate those discussions, the parties filed, on April 12, 2013, a stipulation to stay further proceeding in the case which Judge Stark entered as an order on April 18, 2013. As required by the joint stipulation, the parties filed a joint status report on July 1, 2013, stipulated that the stay be continued at least until October 1, 2013.  On September 30, 2013, the parties filed a joint status report requesting that the stay be continued at least until December 1. However, on November 29, 2013, the parties agreed to settle the litigation and filed a Stipulation and Proposed Order of Dismissal on December 2, 2013.  Pursuant to the settlement, the parties agreed to dismiss the lawsuit with each side to bear its own costs, and to dispose of the various claims they had asserted against each other.

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

Brandofino Communications vs. Augme Technologies, Inc.  Civil Action No. 652639/2011. On September 27, 2011, Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County.  The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme.  Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights). The Company intends to vigorously defend against Brandofino’s claim and pursue its counterclaims.

Shaub & Williams, L.L.P., vs. Augme Technologies, Inc., Civil Action No. 1:13-cv-01101-GBD. Augme's prior counsel, Shaub & Williams, LLP, filed a Complaint in the United States District Court for the Southern District of New York seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in litigation. Augme filed and served (1) an Answer denying the material allegations and claims of the First Amended Complaint; (2) counterclaims for professional negligence and breach of contract. Shaub & Williams filed motions to dismiss Augme's counterclaims and to strike certain of Augme's affirmative defenses to the complaint, in addition to an early motion for summary judgment seeking to dismiss Augme's counterclaims. The Court denied the motion for summary judgment, but at hearing October 7 on the motion to dismiss indicated that Augme's affirmative counterclaims may have insufficient factual support. Augme was given leave to submit a proposed amended Counterclaim by October 21.The Court subsequently indicated the affirmative defenses are sufficient. A further status conference has been set for January 14, 2014, at which time the Court will finalize a trial date. In the meantime, the parties are conducting discovery on the claims and counterclaims.

Leibsohn et al vs. Hipcricket, Inc. (FKA Augme Technologies, Inc.), Civil Action No. 13-2-40007-3. On November 26, 2013, shareholders of the former Hipcricket, Inc., who were shareholders at the time of Augme’s acquisition of Hipcricket, filed suit in Superior Court of Washington for King County, alleging Augme’s management and directors at the time of the merger intentionally and negligently misrepresented facts related to the expected growth of the acquiring company, which resulted in shareholder approval of the merger and subsequent loss of value related to the combined entity. The Plaintiff’s also allege violations of the Washington State Securities Act and seek compensatory and punitive damages, interest, attorneys and other fees. The Company intends to vigorously defend against the plaintiffs’ claims and cannot at this time estimate any potential loss given the recent timing of the case brought against the parties.

NOTE 9 — LINE OF CREDIT

On May 21, 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which was amended and restated on November 25, 2013.  The agreement, as amended and restated, provides for a $5.0 million asset based revolving loan facility, with availability subject to a borrowing base of 90% of our eligible accounts receivable, decreasing to 80% of eligible accounts receivable plus the least of (i) 80% of Eligible 120 Day Accounts as defined in the Agreement, (ii) One Million Dollars ($1,000,000), and (iii) 30% of the sum of all eligible accounts plus Eligible 120 Day Accounts after December 31, 2013, and the satisfaction of conditions specified in the agreement. The facility expires on May 3, 2015, at which time all outstanding amounts will become due and payable.

Amounts drawn under the facility accrue interest at a floating per annum rate equal to 1.25% above the prime rate, or 0.75% above prime rate at all times when a Streamline Period is in effect. A Streamline Period commences on the first day of the month following the day that we provide SVB a written notice that, for each consecutive day in the immediately preceding fiscal quarter, we had unrestricted cash at Silicon Valley Bank plus the unused amount available under the facility in an amount above $4.0 million, subject to terms and conditions of the loan agreement. Interest is payable monthly. We also are required to pay SVB a quarterly fee equal to 0.25% per annum of the average unused portion of the facility. The facility is secured by substantially all of our assets. Borrowings under the facility may be used for general corporate purposes, including funding working capital. As of the November 301, 2013, we had drawn $1.4 million from the line of credit and had approximately $3.2 million available based on our outstanding accounts receivable as of that date.

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

We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the loan agreement. In late July we delivered the report to SVB indicating that as of June 30, 2013, we had breached our minimum tangible net worth covenant and began discussions of a forbearance agreement with SVB. On November 25, 2013, we entered into an amended and restated loan and security agreement with SVB. The amended and restated agreement retained substantially the same terms as the original loan and security agreement, except the borrowing base was amended as described above and the collateral securing the loan facility was expanded to include our intellectual property. In connection with the execution of the amended and restated agreement, we obtained a waiver of the covenant default.

NOTE 10 — CONCENTRATION OF RISK

During the quarter ended November 30, 2013, two customers accounted for approximately 7% and 6% of our revenue and no other customer accounted for over 5% of revenues.  During the quarter ended November 30, 2012, three customers  accounted for approximately 9%, 6%, and 5% of our revenue and no other customer accounted for over 5% of revenue.

During the nine months ended November 30, 2013, two customers accounted for approximately 6% and 5% of our revenue and no other customer accounted for over 5% of our revenues.  During the nine months ended November 30, 2012, two customers accounted for approximately 10% and 7% of our revenue and not other customer accounted for over 5% of revenues.

At November 30, 2013, three customers accounted for approximately 25% of accounts receivable, the largest of which accounted for 11%. At November 30, 2012, three customers accounted for 29% of accounts receivable, the largest of which accounted for approximately 12%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended November 30, 2013 and 2012, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. As discussed in Note 2 of the Notes to Consolidated Financial Statements, our unaudited quarterly financial statements for the period ended November 30, 2012 have been restated. Comparative data for the three and nine months ended November 30, 2012 presented in the discussion below is restated.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

●      competitive factors in our industry;

●      the results of our pending and any future litigation;

●      the emergence of new technologies which compete with our product and service offerings;

●      our cash position and uses of cash;

●      capital market conditions, including availability of funding sources;

●      the strength of our intellectual property portfolio; and

●      changes in government regulations related to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions. You also can identify them by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Given these uncertainties and risks, you should not place undue reliance on our forward-looking statements.  We discuss many of these uncertainties and risks in greater detail under the heading “Risk Factors” in our Annual Report on Form 10-K, in Part II, Item 1A (Risk Factors) of this Report and in other reports we file with the SEC.

Our forward-looking statement are based on information currently available to us and speak only as of the date of this report. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  You therefore should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

Business Update

On October 4, 2013, we completed a $9.6 million financing transaction with 13 investors. The investors purchased units of our securities at $0.40 per unit. Each unit consisted of 1 share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of 23,875,000 shares of our common stock and warrants to purchase up to 7,162,500 shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share. See the discussion included in the section titled “Liquidity and Capital Resources” for additional information relating to this offering.

On October 16, 2013, new Federal Communications Commission rules under the Telephone Consumer Protection Act of 1991 (“TCPA”) became effective which impacted companies engaged in mobile marketing using opt-in databases. As a result of the regulatory change, the majority of our mobile marketing customers undertook actions to re-opt in subscribers to their SMS marketing databases during our third fiscal quarter. These activities were supported by our marketing and advertising sales representatives, many of which were diverted into customer service roles, and our product and technology teams who were already contending with completing a data center move requiring significant product and technical support.  These factors negatively impacted our revenue and certain product launches in our third fiscal quarter. We expect the impact of these issues to be substantially behind us by the end of fiscal year 2014.

On November 25, 2013, we entered into an amended and restated loan and security agreement with Silicon Valley Bank (“SVB”), relating to our $5.0 million asset-based revolving loan facility. The amended and restated agreement retained substantially the same terms as the original loan and security agreement dated as of may 8, 2013, except the borrowing base was amended as of December 31, 2013 and the collateral securing the loan facility was expanded to include our intellectual property. In connection with the execution of the amended loan agreement, we obtained a waiver of our prior default of the minimum tangible net worth covenant under the loan. See Note 9 of the notes to consolidated financial statement and the discussion included in the section titled “Liquidity and Capital Resources” for additional information relating to this agreement.

During the quarter ended November 30, 2013, we continued to invest in our sales team, including adding new senior sales leadership, to drive revenue and adoption of our ADLIFE Platform as well as identify cost savings opportunities. In November 2013, we entered into an agreement with Millennial Media, Inc. under which Millennial will license our analytics platform. We and Millennial also mutually agreed to dismiss the lawsuit between us.

Business

We provide mobile advertising and mobile marketing technology and services that empower brands, agencies and media companies to engage customers, drive loyalty and increase sales. Our proprietary software-as-a-service AD LIFE Platform allows marketers, brands, and agencies to plan, create, test, deploy, and track mobile marketing programs across nearly every mobile channel.  Through the use of Consumer Response Tags such as 2D codes, UPC codes, SMS, and image recognition, our Platform facilitates consumer brand interaction and the ability to track and analyze campaign results. Using our patented device-detection and proprietary mobile content adaptation software, AD LIFE solves the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering. We also provide business-to-consumer utilities, including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development and consumer data tracking and analytics. Our products serve advertisers and ad agencies in many vertical markets, including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands. We have successfully completed over 250,000 mobile campaigns to date with hundreds of clients across some of the leading brands in the U.S. and have consistently maintained a customer renewal rate of over 95%.

The mobile advertising and marketing landscape, while in its early stages, is highly competitive. Many of the landscape’s significant players are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape. We believe that we differ from the competition by offering complete, end-to-end mobile advertising and marketing solutions delivered through our AD LIFE Platform.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of November 30, 2013, we owned 21 U.S. patents.  We are pursuing on a selective basis, additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment.  In December 2013, we relocated our corporate headquarters to 110 110th Avenue NE, Bellevue, Washington 98004. Additionally, we maintain a presence in New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity and Capital Resources

Net cash used in operating activities was $9.3 million during the nine months ended November 30, 2013. Net cash used in operating activities reflects the net loss for the period, partially offset by depreciation and amortization, share-based compensation expense and changes in operating assets and liabilities. Net cash used in operating activities during the nine months ended November 30, 2012 was $10.4 million, reflecting the net loss for the period, partially offset by depreciation and amortization, asset and goodwill impairment, stock option and warrant expense and changes in operating assets and liabilities. Included in the net loss for the period were non-cash adjustments to acquisition-related contingent consideration of $12.2 million related to our acquisition of the Hipcricket, Inc. (“Hipcricket”) in August 2011and deferred income tax benefits of $2.6 million related to our acquisition of GEOS Communications IP Holdings, Inc. (“GEOS”) in May 2012.

Net cash used in investing activities was approximately $541,000 during the nine months ended November 30, 2013. We used approximately $327,000 for legal actions in support of our patent enforcement, $44,000 to purchase patents, which we capitalize as intangible assets, and $170,000 for additions to property and equipment including $78,000 leasehold improvements for our new headquarters.  Net cash used in investing activities was $6.9 million for the nine months ended November 30, 2012. We used $3.2 million for payment of contingent consideration related to our acquisition of Hipcricket, $2.7 million for legal actions supporting our patent enforcement initiatives and $0.8 million to purchase patents. Additionally, we used cash of $0.2 million for a long-term investment. During the nine months ended November 30, 2012, we paid $355,000 in cash and $3.8 million in our common stock (1,860,465 shares at a price of $2.05 per share) for the purchase of all of the common and preferred stock of GEOS. We also we issued 5,225,039 shares of common stock in partial satisfaction of the contingent consideration obligation related to our acquisition of Hipcricket. The fair value of the stock on the measurement date was $1.48 per share.

Net cash provided by financing activities was $10.3 million during the nine months ended November 30, 2013, compared to approximately $7.7 million for the nine months ended November 30, 2012. Cash provided by financing for the nine months ended November 30, 2013 was primarily attributed to $9.0 million in proceeds received from sale of our common stock and $1.4 million in borrowings from our loan facility.  Net cash provided by financing for the nine months ended November 30, 2012 included $6.2 million in proceeds received from sale of our common stock, $1.3 million from the exercise of stock options and warrants, and $0.2 million from loans from two lenders.

As of November 30, 2013 and February 28, 2013, we had accumulated deficits of $126.1 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development, including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from alternative products and services and larger companies with greater financial, technical management and marketing resources. Further, we may require additional financing to execute our key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights.

We operate in the mobile marketing industry and, accordingly, can be affected by a variety of factors. For example, we believe that any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, unpredictable legal expense associated with ongoing litigation, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decreases in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

In September 2012, we adopted a restructuring plan which included reducing the number of employees, slowing the pace of investments in our intellectual property (“IP”) portfolio and minimizing variable expenses. We have restructured overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. Consistent with this plan, we have settled the majority of our patent litigation cases, while protecting the value of our IP assets, to reduce our ongoing legal costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, streamlined personnel and variable costs and solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams. We have made substantial improvements in lowering our operating expenses, compared to the same period one year ago. We intend to continue to minimize cash spend and identify additional cost savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

During the quarter ended May 31, 2013, we secured an accounts receivable credit facility from Silicon Valley Bank (“SVB”) to help fund our working capital needs, which was amended and restated on November 25, 2013. The revolving loan credit facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable plus the least of (i) 80% of Eligible 120 Day Accounts as defined in the amended and restated loan agreement (the “Amended Agreement”), (ii)$1,000,000, and (iii) 30% of the sum of all eligible accounts plus Eligible 120 Day Accounts after December 31, 2013. The facility is secured by substantially all of our assets. Amounts drawn under the facility accrue annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the Amended Agreement, and at the prime rate plus 1.25% when a Streamline Period is not in effect. We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the Amended Agreement. In late July we delivered the report to SVB indicating that as of June 30, 2013, we had breached our minimum tangible net worth covenant and began discussions of a forbearance agreement with SVB. On November 25, 2013, we entered into an amended and restated loan and security agreement with SVB. The Amended Agreement retained substantially the same terms as the original loan and security agreement, except the borrowing base was amended as described above and the collateral securing the loan facility was expanded to include our intellectual property. In connection with the execution of the Agreement, we obtained a waiver of our covenant default. As of the November 30, 2013, we had drawn $1.4 million from this line of credit and had approximately $3.2 million available based on our outstanding accounts receivable as of that date.

On October 4, 2013, we closed a $9.6 million financing transaction with 13 investors, each of which is an “accredited investor” within the meaning of the Securities Act of 1933. The investors purchased units of our securities at $0.40 per unit. Each unit consisted of one share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of 23,875,000 shares of our common stock and warrants to purchase up to 7,162,500 shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share. In connection with the financing, we also entered into a registration rights agreement with each investor pursuant to which we have agreed to file and maintain effectiveness of a registration statement covering the resale of all of the shares of common stock and shares of common stock underlying the warrants sold in the financing. We filed a registration statement on Form S-1 with the SEC on November 4, 2013. The registration statement was declared effective on November 8, 2013.

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

Results of Operations

The discussion below is not necessarily indicative of the results which may be expected for any subsequent periods and pertains only to the results of operations for the three and nine months ended November 30, 2013 and 2012. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties. As discussed in Note 2 to the Notes to Consolidated Financial Statements, our financial statements for the unaudited quarterly and year-to-date periods ended November 30, 2012 have been restated to reflect impairment of our goodwill and intangible assets, and deferred income tax liability associated with the acquisition of Hipcricket.  Net loss was also affected by the restatement. The corrections had no impact on total revenue or operating expense. Comparative data for the three and nine months ended November 30, 2012 is as restated.

COMPARISON OF THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 TO THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012

Revenue

Revenues are generated through providing access to our SaaS mobile marketing platforms and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our platform we deliver campaigns and other mobile marketing services using SMS, multimedia messaging service (“MMS”), quick response (“QR”) codes, Geo-fencing, Mobile Web, Mobile Apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using application programming interfaces (“APIs”).  The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended November 30, 2013, revenues were $6.4 million compared with $7.4 million in the quarter ended November 30, 2012, a decrease of approximately 14%. Our revenue for the quarter was adversely affected by the enactment of new TCPA regulations, which required us to divert our sales, marketing, and engineering and operations personnel to assist customers required to take action to re-opt in subscribers to the customers’ SMS marketing databases. Our product and technology teams also contended with completing a data center move requiring significant product and technical support. We expect the impact of these issues to be substantially behind us by the end of fiscal year 2014. For the nine months ended November 30, 2013, revenues were $19.9 million compared with $18.7 million in the nine months ended November 30, 2012, an increase of approximately 6%. During the quarter ended November 30, 2013, approximately 13% of our revenue was generated by two customers. During the nine months ended November 30, 2013, approximately 20% of our revenue was generated by three customers.

Cost of Revenue

Cost of revenue includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended November 30, 2013, cost of revenue increased 6% to $3.2 million from $3.1 million in the quarter ended November 30, 2012, and for the nine months ended November 30, 2013, the cost of revenue increased 24% to $9.2 million from $7.5 million in the nine months ended November 30, 2012.  The increase in the cost of sales is as a result of a shift in business toward a greater percentage of sales from mobile advertising which carries a greater cost of sales.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative and depreciation and amortization expenses. Salaries and personnel costs are the most significant component of the sales and marketing, technology and development and general and administrative expense categories. We include stock-based compensation expense in connection with the grant of stock options and warrants in the applicable operating expense category based on the respective equity award recipient’s function. Operating expense also include non-recurring impairment charges associated with write downs of goodwill, intangible assets, and investments in the period when the value of the goodwill, assets, or investments are determined to be impaired. For the quarter and nine months ended November 30, 2013 operating expenses decreased a total of $36.9 million and $41.7 million, respectively. The three and nine months ended November 30, 2012 included $25.9 million for impairment of goodwill and $8.7 million for impairment of intangible assets and investments. Excluding these charges, the decrease in operating expenses was primarily attributed to lower staffing levels in the third quarter and first nine months of fiscal 2014 compared to the same periods a year ago, resulting from the implementation of our restructuring plan adopted in September 2012.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. Sales and marketing expense decreased $992,089, or 26%, to $2.7 million for the quarter ended November 30, 2013 compared to $3.8 million for the quarter ended November 30, 2012.  For the nine months ended November 30, 2013, sales and marketing expense decreased $2.4 million, or 21%, to $8.9 million compared to $11.3 million for the nine months ended November 30, 2012. The decrease in sales and marketing expense is related to lower payroll costs associated with reduced staffing levels in sales support and client services compared to the prior year.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, travel and other related overhead. We experienced a $323,743 decrease, or 17%, in these expenses to $1.6 million for the quarter ended November, 2013 compared to $1.9 million for the quarter ended November 30, 2012. For the nine months ended November 30, 2013, technology and development expense decreased $975,534, or 16%, to $5.0 million compared to $5.9 million for the nine months ended November 30, 2012. The decrease is primarily related to lower personnel costs associated with reduced staffing levels compared to the prior year.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. General and administrative expense decreased $1.1 million, or 32%, to $2.4 million for the quarter ended November 30, 2013 compared to $3.5 million for the quarter ended November 30, 2012. For the nine months ended November 30, 2013, general and administrative expense decreased $3.3 million, or 32%, to $7.1 million compared to $10.4 million for the nine months ended November 30, 2012. The decrease is primarily a result of lower personnel costs from headcount reductions, including the downsizing of our patent development and Tucson office, reducing our patent enforcement efforts, lower travel and outside service expenses, as well as reducing redundancies from the acquisition of Hipcricket.

Depreciation and amortization expense. Depreciation and amortization expense of $1.3 million for the quarter ended November 30, 2013 decreased by $321,628 from $1.6 million for the quarter ended November 30, 2012.  For the nine months ended November 30, 2013, depreciation and amortization expense decreased $852,004, or 18%, to $3.8 million compared to $4.7 million for the nine months ended November 30, 2012. This decrease is related to amortization of fewer intangible assets compared to the prior year.

Income Tax Benefit

We did not recognize any income tax benefits during the three and nine months ended November 30, 2013, compared to $0 and $2.6 million during the three and nine months ended November 30, 2012, respectively. As a result of our acquisition of GEOS in May 2012 we recognized $2.6 million in income tax benefits associated with the reduction of our valuation allowance against the net deferred tax asset. The reduction of our valuation allowance resulted from the recognition of certain deferred income tax liabilities arising from the acquisition.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of November 30, 2013, our disclosure controls and procedures are ineffective due to insufficient technical accounting resources to identify, address and review complex accounting and financial reporting matters, including accounting for business combinations and the preparation and review of the income tax provision and related income tax financial statement disclosures.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there have been no material changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 8, Contingencies, of Notes to the Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended February 28, 2013, filed with the SEC on May 24, 2013, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I. Item 1A. (Risk Factors) in our Form 10-K. Other than as set forth in our Form 10-Q for the quarter ended May 31, 2013, filed with the SEC on July 10, 2013 there have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have sold or issued the following securities that were not registered under the Securities Act.  Unless otherwise indicated, all of the securities were offered and sold in reliance upon the exemption from registration afforded under Section 4(a)(2) of the Securities Act in that they did not involve a public offering.  Unregistered issuances of securities previously disclosed in a Current Report on Form 8-K are not included in this Item.

During the quarter ended November 30, 2013, we issued:  (i) on November 19, 2013, 50,000 shares of our common stock, valued at $0.57 per share, in payment of professional services rendered by our investor relations firm and (ii) on November 30, 2013, 49,074 shares of our common stock, valued at $0.36 per share, to our independent directors in payment of directors’ fees.

During the quarter ended August 31, 2013, we issued, on June 17, 2013, a warrant for the purchase of 300,000 shares of our common stock at an exercise price of $0.39 or on a cashless basis, in connection with the appointment of Michael Brochu to our board of directors. The warrant has a term of five years and vests over a period of 36 months or upon Control Changes as defined in the warrant agreement. On August 29, 2013, we completed an issuer tender offer under Exchange Act Rule 13e-4, pursuant to which we granted repriced options to purchase an aggregate of 1,261,710 shares of our common stock (“repriced options”) in exchange for outstanding options to purchase an aggregate of 5,460,424 shares of our common stock (“tendered options”).  The tendered options, which were issued under our 2010 Incentive Stock Option Plan, had exercise prices of $1.00 per share or more.  The exercise price of the repriced options was $0.42 per share, which was the last trading price per share of our common stock on the expiration date of the exchange offer.  The repriced options were granted in exchange for the tendered options without payment of any consideration in reliance on the exemption from registration under Section 3(a)(9) under the Securities Act.  On August 31, 2013, we issued 62,293 shares of our common stock, valued at $0.40 per share, to our independent directors in payment of directors’ fees.

During the quarter ended May 31, 2013, we issued: (i) on April 1, 2013, 50,000 shares of our common stock, valued at $0.40 per share, in payment of professional services rendered by our investor relations firm and (ii) on May 31, 2013, 71,530 shares of our common stock, valued at $0.36 per share, to our independent directors in payment of directors’ fees.

ITEM 6. EXHIBITS

Exhibit Number	Document
4.1	Registrations Rights Agreement dated October 4, 2013 between the Company and the purchasers indentified in the signatures pages thereto. (1)
4.2	Form of Investor Warrant to Purchase Common Stock dated October 4, 2013. (1)
10.1	Amended and Restated Loan and Security Agreement dated November 25, 2013, between Silicon Valley Bank and Hipcricket, Inc. (1)
10.2	Intellectual Property Security Agreement dated November 25, 2013, between Silicon Valley Bank and Hipcricket, Inc. (2)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
____________________

+Management contract or compensatory plan or arrangement.
*Filed herewith.

(1) Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2013.

(2)  Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIPCRICKET, INC.
(Registrant)

Date: January 9, 2013	By:	/s/ Ivan E. Braiker
Ivan E. Braiker
Chief Executive Officer

	By:	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer