Form 10-K
period 2014-02-28
HIPCRICKET, INC.
filed 2014-05-14
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $49.6 million as of August 31, 2013, the last business day of the registrant’s second fiscal quarter, based on the closing sales price of the registrant’s common stock reported on the OTC Bulletin Board on that date.  For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, on May 1, 2014 was 154,786,916.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Form 10-K for the Year Ended February 28, 2014

-i-

PART I

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements including statements regarding, among other things, our projected sales and profitability, our growth strategies, anticipated trends in our industry, our anticipated working capital needs, our future financing plans, our ability to raise capital, our future financial position, prospects and plans, and objectives of management.  You can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions.  You also can identify them by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those indicated by our forward-looking statements as a result of various factors, including the risks and uncertainties described in the section of this report titled “Risk Factors.”

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our products and services;

●	competitive factors in our industry;

●	the results of our pending and any future litigation;

●	the emergence of new technologies that compete with our product and service offerings;

●	our cash position and uses of cash;

●	capital market conditions, including availability of funding sources;

●	the strength of our intellectual property portfolio;

●	changes in government regulations related to our industry; and

●	other specific risks referred to in the section titled “Risk Factors.”

Our forward-looking statements are based on information currently available to us and speak only as of the date of this report.  Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.  You therefore should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

This report may contain market data related to our business, which may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.

ITEM 1. BUSINESS

Overview

We provide an end-to-end, data driven mobile engagement and analytics solution that empowers brands, agencies and media companies to drive customer engagement, loyalty and sales.  Our proprietary, scalable and user friendly AD LIFE® software-as-a service (“SaaS”) platform (“AD LIFE Platform” or the “Platform”) creates measurable, real-time, one-to-one relationships between companies and their current or prospective customers, using text messages, multimedia messages (“MMS”), mobile web sites, mobile applications, mobile coupons, quick response (“QR”) codes and via mobile advertising.

Our AD LIFE Platform is a mobile engagement solution that simplifies the entire mobile ecosphere into a single, scalable, self-service access point.  The Platform enables our customers to quickly plan, create, test, deploy, monitor, measure and optimize interactive mobile marketing and advertising programs throughout the campaign lifecycle across nearly every major mobile channel.  We have delivered over 400,000 campaigns since 2004, across hundreds of customers including Fortune 100 and other established brand clients.  Additionally, we have earned a greater than 90% renewal rate with our mobile marketing customers.

Using our patented device-detection and proprietary mobile content adaptation software, the AD LIFE Platform addresses the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering.  We also provide business-to-consumer utilities, including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.  Our products serve marketers, brands, and agencies in many vertical markets, including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

The Platform features a rich analytics engine that sources real-time campaign data, in addition to third party and client information, to personalize mobile advertising and marketing campaigns, thereby increasing the effectiveness of these messages and the likelihood of re-engagement.  The Platform automatically tracks mobile phone numbers through interactions across nearly every major mobile channel, capturing and applying additional data to build a more complete consumer profile.  Our current database consists of detailed profiles on millions of mobile phone numbers, which, by employing third party data, can be turned into virtually unlimited segments. These data help advertisers understand the most effective use of advertising resources and help optimize their marketing spend, especially for projects that feature repeat customer relationships.  Our applied analytics product, which was released in fiscal year 2014, offers technologies and solutions designed to help advertisers dynamically track, measure and analyze the performance of their advertising and marketing investments in real time to rapidly tailor their mobile marketing activities.

The mobile marketing and advertising landscape, while in its early stages, is highly competitive.  Many of the landscape’s significant players are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape.  We believe that we differ from the competition by offering complete, end-to-end mobile advertising, mobile marketing, and analytics solutions delivered through our AD LIFE Platform.

Our advanced, comprehensive, and fully integrated Platform drives revenue primarily through license fees, content development fees, short message service (“SMS”) campaign fees, and fees associated with various add-on promotional applications in the Platform. Additional revenue is generated by platform administration and professional service fees related to the mobilization of client content and implementation of marketing campaigns through the Platform.

Our portfolio of patents covers technical processes and methods related to behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of February 28, 2014, we owned 21 U.S. patents.  We are pursuing on a selective basis, additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We are a corporation organized under the laws of the State of Delaware in March 2000.  We were formally known as Augme Technologies, Inc. and changed our name to Hipcricket, Inc. in August 2013. Our principal executive offices are located at 110 110th Avenue NE, Bellevue, WA 98004. Our telephone number is (855) 423-5433. Our corporate website is www.hipcricket.com.  Information contained in or accessible through our website is not part of this report.

Hipcricket®, Inc., Augme® Technologies™, AD LIFE® (“AD LIFE”), AD SERVE®, A+®, Boombox® and the Company logos are trademarks of Hipcricket, Inc.

Industry Overview

According to a 2013 report by eMarketer, Inc., which publishes data, analyses and insights on digital marketing, media and commerce, over $170 billion is spent annually in the U.S. across six channels:  TV, online (often referred to as ‘digital marketing’ or ‘internet marketing’), print, radio, outdoor and directories.  However, we believe that the way advertisers reach their audience is fundamentally changing, shifting more attention to online channels to reach consumers, driven by the convergence of several factors including:

•	The disruption of the advertising industry by online advertising.

As advertisers seek to maximize the effectiveness of their campaigns, the attractiveness of traditional advertising media, such as outdoor billboards, newspapers, magazines, radio and even television, is declining relative to online advertising. We believe this decline is due to several inherent limitations of traditional advertising, including its limited ability to target specific audiences and measure audience reach, difficulty in measuring performance effectiveness, and in some cases its limited geographic range. According to an August 2013 report by eMarketer, Inc., the average time spent with online media per day by U.S. adults surpassed television viewing time for the first time in 2013.  However, advertising spending on mobile is significantly lower than it is for other types of media, relative to time spent with each type of media. Although there is still significant spending on traditional advertising, advertisers are increasingly shifting their budgets to online channels, both personal computer-based (“PC-based”) and mobile.

•	Online advertising has limitations, despite its increased effectiveness compared to traditional advertising.

As consumers spend more time online, we believe online advertising can be more effective than traditional advertising because it allows for user interaction, provides better measurement and achieves an expanded reach. However, even PC-based advertising suffers from a number of significant limitations, including:

o
Limited personalization. Personal computers often have multiple users, thus yielding audiences with limited personalization. This limits the ability of advertisers to target end users on an individual basis.

o
Limited real-time accessibility. Personal computers are typically used at home or in the office. Even laptops that can travel with users are usually used from a fixed location, where they are turned on and wirelessly connected to the Internet. As a result, user engagement with ads is generally limited to the time spent in front of the computer screen in a fixed location.

o
Limited location targeting. Most location targeting through personal computers is limited to a broad geographic area based on the records of the user’s Internet service provider. This limits the ability to deliver highly targeted advertising that is relevant to a consumer.

•	Mobile usage has disrupted how content is consumed.

Consumers are increasingly using their mobile devices instead of their personal computers and other media to access content. Consumers use their mobile devices in all aspects of their daily lives, including for reading the news, playing games, checking sports scores, shopping, checking the weather, banking, obtaining maps and directions, listening to the radio and using social media. According to a 2013 study by eMarketer, Inc., the most significant growth area is mobile. eMarketer estimated that in 2013 U.S. adults would spend an average of 2 hours and 21 minutes per day on non-voice mobile activities, including mobile internet usage on phones and tablets—longer than they would spend online on personal computers, and nearly an hour more than they spent on mobile in 2012.

•	Adoption of faster and more functional mobile connected devices create unprecedented mobile advertising and marketing opportunities.

The ubiquity and utility of mobile devices continue to grow, presenting advertisers and marketers with an unprecedented audience and new delivery capabilities. There has been widespread adoption of mobile connected devices, driven by intuitive user interfaces, lower price points, increased functionality, faster processing speeds, better graphics processors and advanced display technologies with touch capabilities. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile connected devices. A 2013 report by Cisco Systems projects that by the end of 2014, the number of mobile-connected devices will exceed the number of people on earth and by 2018 there will be over 10 billion mobile-connected devices, or nearly 1.4 mobile devices per capita. According to International Data Corporation (“IDC”), a global provider of marketing intelligence for the telecommunications and consumer technology industry, in 2013, the total number of smartphones shipped around the globe surpassed one billion for the first time ever.  Combined with the roll-out of 4G networks, IDC predicts that 1.7 billion smartphones and over 400 million tablets will be shipped globally by the end of 2017.  IDC also estimates that tablets will grow in share of the overall smart devices market from approximately 11% in 2012, to an estimated 16% by 2017 - with a projected growth rate of over 174% between 2012 and 2017.

The Mobile Advertising Opportunity

Advertisers and marketers seek to have spending match usage, thereby ensuring marketing budgets are spent as effectively as possible and campaigns are reaching the largest available audience.  According to a December 2013 report by eMarketer, mobile advertising is expected to surpass PC-based advertising spending by 2017, reaching approximately $36 billion from $9.6 billion at the end of 2013.  We believe mobile advertising provides significant benefits both to developers and to advertisers compared to traditional advertising media and PC-based advertising. For developers, mobile advertising provides the opportunity to make money, acquire users and gain insight into mobile application (“app”) usage. For advertisers, the combination of the personal nature of mobile devices, their enhanced functionality and the rise of app-enabled experiences creates a powerful platform for highly targeted and effective advertising.   Mobile advertising leverages the benefits of nearly continual user access, personalization, location targeting and relevance, and enhanced user engagement and audience targeting.

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

Personalization. Mobile devices are inherently personal and are most often used by one person. Users often download and use a variety of apps that reflect their personal preferences and interests. In addition to customized apps, users can personalize and provide targetability via scans and messaging interactions with their mobile devices delivering a multi-channel mobile interface experience for the end users. When a user downloads any one of these mobile channels to his or her individual device, data is often exchanged that can provide information about the user’s interests. As the user downloads and registers, more data can be collected about this user’s preferences, which provides an opportunity to personalize the mobile advertising experience. Additionally, using the significant amount of data collected from mobile devices, highly specific audiences can be created based on location and behavioral and demographic preferences to match advertisers’ objectives. We believe this ability to create and deliver highly relevant audiences also enhances the value of advertising space for developers.

Location targeting and relevance. Data from mobile devices is often shared in a manner that can identify the device’s location. This enables location-targeted advertising, which has the potential to increase the ad’s impact and relevance to the user. For example, firms can assess a PC-user’s online browsing behavior to provide limited targeting of advertising to that user. With mobile advertising, on the other hand, an ad can be personalized for a consumer who is in close proximity to a specific location, such as a retail store, or to a consumer who recently visited that store. We believe the ad also has the potential to influence the user to visit a nearby store.

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

Our AD LIFE Mobile Advertising and Marketing Platform

Despite the proliferation of sophisticated mobile devices and the enormous marketing value promised by interacting directly with mobile consumers, marketers continue to struggle to find an easy, affordable, and effective way to fully integrate mobile phones into existing marketing and advertising campaigns. We believe that our AD LIFE Platform solves this “mobile marketing puzzle.”  AD LIFE allows us to provide clients a full suite of mobile marketing and advertising solutions, thus providing an end-to-end, one-stop mobile campaign management software system. It also provides marketers, brands and advertising agencies the ability to create, deliver, manage and track interactive marketing campaigns targeting mobile phone users through traditional print advertising channels, thereby enhancing and extending communication, persuasiveness and effectiveness of existing campaigns.  AD LIFE does this through a comprehensive web portal with four fully integrated components:

•
Consumer Response: Turnkey tools to create and assign Consumer Response Tags (“CRTs”) that allow consumers to use their mobile phones for easy and instant access to on-demand digital content. AD LIFE’s open architecture offers a wide variety of CRTs in the market today, including SMS, 2D codes, logo, and audio recognition.

•
Content Formatting: According to a 2013 report by comScore, Inc., a digital marketing analytics company, approximately 30% of all Internet searches by U.S. adults are done via a mobile device. However, an October 2013 study by The Search Agency, a global digital marketing agency, found that 44 of the Fortune 100 companies do not have dedicated digital mobile sites or otherwise offer a mobile experience separate from the desktop version of their website. The sophisticated device detection system in AD LIFE automatically renders existing digital assets for proper viewing and navigation on nearly any mobile device regardless of phone type, operating system, or mobile service provider.

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

The Platform delivers the following benefits to customers:

•	Device recognition technology that formats traditional digital assets into content that can be optimized for nearly any mobile device regardless of operating system or network provider;

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

•	Ability to deliver multimedia to both smartphones and standard mobile phones, without requiring the consumer to download an application prior to use;

•
Ease of implementation and integration with a brand’s existing enterprise resource planning and customer relationship management (“CRM”) systems provides the ability to optimize campaigns and fulfillment; and

•	Enables customers to implement mobile campaigns in a short time frame, typically 10-20 days.

We believe that the key differentiating feature of our end-to-end Platform is its ability to serve clients throughout the entire customer lifecycle. The Platform’s post-click engagement capabilities enable marketers to continuously re-engage with users for re-marketing purposes. Additionally, our Platform allows our customers the ability to deliver content to any mobile network, operating system or device, regardless of how the device landscape changes.  This ensures that brands have the capacity to reach 100% of any intended mobile marketplace for their messaging, whether through text, QR code, or other means. Further, as a result of the amount and nature of data we collect through our Platform, we are able to provide insights into current ad campaigns and future marketing strategies.

Our Strategy

Mobile marketing and mobile advertising industry trends and analyst forecasts suggest strong industry growth as mobile continues to proliferate in consumers’ lives.  We believe there is a large untapped opportunity to increase marketing spending on mobile to align with usage patterns, as mobile offers a high return on investment for marketers to engage their target markets.  To take advantage of these opportunities, our strategy is to continue to develop and promote our AD LIFE Platform with our current and prospective customers. We intend to continue to establish our position as a leading provider of mobile marketing and mobile advertising solutions across multiple media types and channels.

The principal elements of our strategy are to:

•	Grow our revenue and focus on achieving profitability and positive cash flows from operations;

•	Further penetrate brands within our existing customer base and add new strategic relationships with brands and advertising agencies;

•	Capitalize upon our existing technology to develop new product innovations and licensing opportunities, leveraging the value of our technology and patent portfolio;

•	Innovate through continued investment in our Platform to quickly respond to changing needs of our clients and market opportunities; and

•	Shift our future product mix to high growth, higher contribution product lines.

Competition

The mobile marketing and advertising landscape, while in its early stages, is highly competitive and fragmented, with technology evolving rapidly. Competition in the market of mobile marketing and mobile advertising applications and services is intense.  Our products face competition from many larger, more established companies.  In addition, the introduction of competing products and services could result in a decrease in the price charged by our competitors for their products and services, reduce demand for our products and services, or even make our products and services obsolete.  Many of the landscape’s significant players and new entrants are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape.  We believe that we differentiate ourselves from the competition by offering complete, end-to-end mobile advertising, mobile marketing, and analytics solutions delivered through our AD LIFE Platform.

Customers

Our products serve marketers, brands and agencies in many vertical markets including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

As of February 28, 2014, our customers included:

•	More than 30 advertising agencies worldwide, including the six largest advertising companies in the world;
•	Four of the world’s top pharmaceutical companies;
•	Six of the largest media companies in the world;
•	The two largest providers both of mobile and fixed telephony in the US;
•	Ten of the largest consumer goods companies in the world;
•	The world’s largest toy company; and
•	Three of the largest auto companies in the world.

We have delivered over 400,000 campaigns since 2004 for hundreds of customers including Fortune 100 clients and many other established brand clients. We have earned a greater than 90% renewal rate with our mobile marketing customers and have a greater than 95% success rate in selling additional products to our existing clients.  Sales to three customers accounted for approximately 15% of our revenue in fiscal year 2014.

Distribution

The AD LIFE Platform is primarily sold through our in-house sales force.  We currently maintain a sales presence in the Seattle metropolitan area, New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles. We currently sell our Platform primarily in the U.S. As of May 1, 2014, our sales team consisted of 28 full-time employees.

Intellectual Property

Our Platform is built on our patented intellectual property.  We have invested significant resources and capital building our patent portfolio, which we believe is important to our business.  We have developed and procured, intellectual property rights as a key aspect of our business strategy from our internal development activities and through strategic acquisitions.

At February 28, 2014, we owned 21 U.S. patents covering technology inventions from 1999 to 2033.  Our patent portfolio protects technology which we believe is core to our business, including:

●           Customized content delivery to any Internet enabled device;

●           Device, browser, software, and profile detection with content targeting;

●           Content targeting based on profiles and ambient conditions; and

●           Content targeting based on profiles within virtual environments.

We are pursuing additional patents on a selective basis that relate to our core competencies of targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.  We believe that protecting these core competencies is an important aspect of our strategy.  Our AD LIFE Platform incorporates our intellectual property that allows us to provide customers with the only end-to-end mobile marketing solution in the U.S. that enables precise targeting, enhanced security, mobile content richness, and a solution to device and operating system diversity and fragmentation. We believe this allows our customers to successfully expand their marketing and advertising engagement, loyalty, and sales efforts through the mobile channel. We intend to continue developing our technology through our internal development activities to enhance our technology platform.

In July 2011, we acquired JAGTAG, Inc. (“JAGTAG”), which added patents detailing the implementation of apparatuses, methods, and systems for information querying and serving on mobile and consumer Internet based on profiles. We have leveraged profile information to serve context, demographic, and behavior targeted information to users on the mobile Internet.

In May 2012, we acquired five additional issued U.S. patents through our acquisition of GEOS Communications IP Holdings, Inc. (“GEOS”).  These patents cover Voice over Internet Protocol (“VoIP”) and other critical mobility inventions.

We have one active and one stayed patent infringement lawsuit based on our intellectual property.  Pending patent infringement lawsuits and related matters are described in the section of this document titled “Legal Proceedings.”

Employees

At February 28, 2014, we had approximately 120 employees, including, sales, client services, technology development and information technology, executive management, accounting, and administration. None of our employees are represented by a labor union or covered by a collective employment agreement.  We believe relations with our employees are satisfactory.

Available Information

You can find more information about us at our Internet website at www.hipcricket.com. Information included on our website is not a part of this report. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K are available on the Securities and Exchange Commission web site at www.sec.gov. All of these reports are available free of charge on our Internet website as soon as reasonably practicable after we file such material electronically with the SEC.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Form 10-K, the following are risks that we believe should be considered carefully in evaluating our business and an investment in our securities.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business.  If the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to our Business

We have incurred a net loss from operations for the last three fiscal years.  We cannot anticipate with certainty what our earnings, if any, will be in any future period.

We have incurred a net loss from operations for each of the last three fiscal years.  For the fiscal years 2014, 2013, and 2012 our net loss from operations was $22.3 million, $48.8 million, and $22.6 million, respectively.  For the last fiscal year ended February 28, 2014, we had negative operating cash flows of $11.7 million. As of February 28, 2014, we had accumulated deficit of $133.6 million. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.  The financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties.  Furthermore, developing and expanding our business may require additional capital and other expenditures.  Accordingly, if we are not able to increase our revenue, we may never achieve or sustain profitability.

We are likely to need additional financing in order to continue our operations.  Such financing may not be available to us when we need it, may not be on favorable terms, and may dilute the value of current stockholders’ shares.

As of February 28, 2014, we had cash and cash equivalents of $3.0 million and working capital of approximately $383,000. We are likely to need additional financing to fund our operations.  Financing may not be available to us on commercially reasonable terms, if at all, when we need it.  There is no assurance that our efforts to raise capital will be successful or on terms favorable to us, or that the proceeds of any future financings will be sufficient to meet our future capital needs.  If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products, reduce selling, marketing, general and administrative costs related to our continuing operations, or limit the scope of our continuing operations. Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations.

If we are unsuccessful in executing our business plan, we will need to raise additional capital to fund our business and continue as a going concern.

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our limited net working capital resources and recurring net operating losses. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to continue as a going concern will depend upon the availability and terms of future funding and our ability to increase revenue by expanding our customer base, selling additional products to existing customers and shifting our future product mix to high growth, higher contribution product lines.  If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue some or all of our current operations.

Our credit facility with Silicon Valley Bank contains operating and financial covenants that may restrict our business and financing activities.  We currently are not in compliance with the minimum tangible net worth financial covenant under such credit facility, enabling the Bank to exercise one or more of its available remedies, including demanding immediate repayment of all outstanding indebtedness under the facility.

In May 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) for a $5.0 million asset backed revolving line of credit, which was amended and restated on November 25, 2013.  Borrowings under this loan agreement are secured by substantially all of our assets.  The agreement contains certain customary covenants that will, subject to limited exceptions, require SVB’s approval to, among other things, (i) transfer any part of our business or business property not associated with normal operations of the company, (ii) merge or consolidate with another company, (iii) create liens, (iv) pay dividends, or (v) make materials our business.  The loan and security agreement also requires us to maintain a minimum tangible net worth of at least negative $1.25 million, subject to adjustment.

As of June 30, 2013, we breached the minimum tangible net worth covenant and subsequently received a waiver of our covenant default in connection with the execution of an amended agreement with SVB on November 25, 2013.  Although we continue to be current with all principal and interest payments under the loan agreement, as of January 31, 2014, we again breached the minimum tangible net worth covenant.  On March 31, 2014, we entered into a forbearance and amendment to the loan agreement with SVB pursuant to which SVB agreed to forbear from taking any action to enforce its rights or remedies under the loan agreement until April 15, 2014. As of May 1, 2014, we had not regained compliance with the minimum tangible net worth covenant and are in further forbearance discussions with SVB.   Existing and future violations of the minimum tangible net worth covenant or any other provisions of the loan agreement, absent a waiver or forbearance agreement from SVB, of which there can be no assurance, could result in a default under the agreement, which could cause all of the outstanding indebtedness under the agreement to become immediately due and payable and terminate SVB’s commitment to extend further credit.  If we are unable to generate sufficient cash available to repay our obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If SVB were to foreclose on its lien, we could lose our assets, which would impair our ability to conduct our business and continue as a going concern.

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

During fiscal year 2014, we impaired $3.5 million of our patents acquired in business combinations. During fiscal year 2013, we impaired $3.5 million of our capitalized patent litigation costs due to developments and/or settlements in the related cases, $25.9 million of our goodwill, and $8.4 million of our patents acquired in business combinations.  Materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our AD LIFE mobile marketing business could trigger future impairment in that business unit.  We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.

We have undergone management changes beginning in June 2010 and continuing through March 2013, which could adversely impact our ability to successfully implement our business strategy.

Since June 2010, we have had a number of changes to the management team and board of directors.  There can be no assurance that our new management team will function together successfully to implement our business strategy.  Our performance is dependent on the services of our management as well as on our ability to recruit, retain and motivate other key employees in the fields of engineering, marketing, sales and finance.

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

Pending and future private securities litigation and stockholder derivative suits and other litigation may adversely affect our financial condition and results of operations or liquidity.

We and certain of our current and former executive officers and directors currently are defendants in stockholder lawsuits and other litigation proceedings described in more detail under Item 3. “Legal Proceedings” in this report.  Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and others who may be parties to such actions).  Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions.  The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading prices of our common stock.  In addition, the volatility of our stock price could lead to similar private securities litigation and stockholder derivative suits being filed against us in the future, which could result in substantial costs and a diversion of our management resources, which could harm our business.

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

If we fail to invest sufficiently in research and product development, our products could become less attractive to potential customers, which could have a material adverse effect on our results of operations and financial condition.

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

We cannot assure you that the measures we have taken to protect our intellectual property will adequately protect us, and any failure to protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

If our legal actions against third parties for alleged infringement of our intellectual property rights are not resolved in our favor, our business and prospects may be impaired.

We believe that some of our competitors have inappropriately incorporated our proprietary technology into their products.  In the past, we have engaged in a number of legal actions against third parties for alleged infringement of our intellectual property rights and we are currently engaged in one active and one stayed patent infringement lawsuit. We cannot guarantee the outcome of these actions. We will incur significant costs in this litigation and there can be no assurance that we will prevail or that any damages we receive will cover our costs. Furthermore, the litigation may divert our technical and management personnel from their normal responsibilities. The occurrence of any of the foregoing could adversely affect our ability to pursue our business plan.  In addition, if the court determines that the patents in question are not as broad as currently believed, or otherwise issues rulings that limit the protection provided by such patents, we may suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies based on such patents.  As a result, there could be an adverse impact on our financial condition and business prospects.

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

Failure by us to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

We are required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that are reasonably likely to materially affect internal controls over financial reporting. A “material weakness” is a deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to continue to comply with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

The passage of “do not track” legislation could have a material adverse impact on our business.

Internet privacy is an ongoing issue of concern to consumers.  A survey released by Pew Internet in March 2012 on search engine use found that 73% of respondents said they would “not be OK” with search engines tracking their searches.  According to the survey, the respondents believed that using tracked information from past searches to personalize their future searches was an invasion of their privacy.  Pew Internet found that this applied to all age groups.  In late 2010, the Federal Trade Commission (“FTC”) and the Department of Commerce each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation.  The FTC has also increased its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers.  A number of privacy and data security bills have been introduced in Congress that address the collection, maintenance and use of personal information, web browsing and geo-location data, and establish data security and breach notification requirements.  Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches.  Several Congressional hearings have examined privacy implications for online, offline and mobile data.  Messaging using SMS and MMS is always permission based, but if “do not track” legislation is passed, it could negatively impact our mobile advertising business. Any significant restriction on our ability to utilize these functions could have a material adverse result on our business, revenues and results of operations.

Our business and future plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business, we will be dependent upon our executive officers, the loss of which could have a material adverse effect on our business.  Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, sales, technical and managerial personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future.  The competition for software developers is especially intense because the software market has significantly expanded over the past several years. If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners to expand our services or develop future enhancements thereto.  There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with third parties.  The failure to succeed in these endeavors could have a material adverse effect on our business and results of operations.

We are dependent on a small number of customers for a large portion of our sales and a loss of any customer that accounts for a large portion of our revenue would cause our revenue to decline substantially.

Sales to three customers accounted for approximately 15% of our revenue in fiscal year 2014.  Contracts with our customers generally have no specified term.  If revenue from these key customers decline for any reason (such as competitive developments), our revenue would decline and our ability to become profitable would be impaired.  It is important to our ongoing success that we maintain these key customer relationships and at the same time develop new customer relationships.

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

The OTC markets, on which our common stock is traded,  are quotation systems, not issuer listing services or securities market.  Buying and selling stock on these markets is not as efficient as buying and selling stock through a stock exchange.  As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) and the OTCQB Marketplace (“OTCQB”), which are  regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities.  Because trades and quotations on these and other OTC markets involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly.  Consequently, you may not be able to sell your shares of our common stock at the optimum trading prices.

When fewer shares of our common stock are being traded on the OTCBB and/or the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price that was quoted by at the time of the order entry.  Orders for OTC market securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the quotation service.  Due to the manual order processing involved in handling OTC market trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order.  Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC markets if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC markets may not have a bid price for securities bought and sold through the quotation system.  Due to the foregoing, demand for securities that are traded through the OTC markets may be decreased or eliminated.

Our stock price is volatile, and you may not be able to resell your shares at or above the price you paid.  In addition, volatility in the price of our common stock may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control.  These factors include:

●	quarterly variations in our results of operations;

●	changes in estimates of our financial results;

●	investors’ general perception of us;

●	disruption of our operations;

●	the emergence of new sales channels in which we are unable to effectively compete;

●	commencement of, or our involvement in, litigation;

●	any major changes in our board or management; and

●	changes in governmental regulations or in the status of our regulatory approvals.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

The OTC markets, on which our stock trades, tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks.  There is a greater chance of market volatility for securities that trade on the OTC markets as opposed to a national exchange.

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

In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be a target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention from our day-to-day operations and consume resources, such as cash

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.  Investors seeking cash dividends should not purchase our common stock.

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

Future securities issuances by us may have dilutive or adverse effects on our existing stockholders.

We historically have financed our operations and strategic acquisitions primarily through the sale of common stock or other securities convertible or exchangeable for our common stock. We may in the future issue additional shares of common stock or convertible securities that could dilute the ownership interest of existing stockholders or may include terms that give new investors rights, preferences and privileges that are superior to existing stockholders. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.  In addition, we have outstanding stock options and warrants to purchase our common stock which, if exercised in the future, would result in issuance of additional shares of our common stock that could dilute the ownership interest of existing stockholders. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have liquidation and other rights superior to those of existing stockholders.

Provisions in our certificate of incorporation and bylaws could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.  In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.  Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;

●	allow the authorized number of our directors to be changed only by resolution of our board of directors;

●	limit the manner in which stockholders can remove directors from the board;

●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and for nominations to our board of directors;

●	limit who may call stockholder meetings;

●
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership or voting power of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

●	require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Limitations on director and officer liability and our indemnification of officers and directors may discourage stockholders from bringing suit against a director or officer.

Our certificate of incorporation states that our directors shall not be personally liable to us or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of the Delaware General Corporation Law or shall be liable because the director (1) shall have breached his duty of loyalty to us or our stockholders; (2) shall have acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted in a manner involving intentional misconduct or a knowing violation of law; or (3) shall have derived an improper personal benefit.  Our certificate further states that the liability of our directors shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as amended in the future. Our certificate and bylaws further provide for indemnification and advancement of expenses, to the fullest extent authorized by Delaware law, to any person who is or was made a party to or is in any way involved in any threatened, pending or completed action, suit or proceeding by reason of the fact that he is or was a director or officer of our Company or was serving at our request as a director or officer of another entity. Furthermore, we have entered into indemnification agreements with each of our executive officers and directors.  The provisions of our certificate of incorporation and our obligations under the indemnification agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 110 110th Avenue NE, Bellevue, Washington where we lease 13,550 square feet of space for sales, client services, technical and administrative personnel under a lease that expires in June 2019. Additionally, we lease 11,850 square feet of space at 350 Seventh Avenue, 2nd Floor, in New York City, New York for sales and client services personnel under a lease that expires in November 2014.  We lease 8,452 square feet of office space in Atlanta, Georgia, for technical, sales and production personnel. This lease expires in November 2015. Additional satellite sales offices are located in Chicago, Illinois, Los Angeles, California, San Francisco, California and Dallas, Texas. The satellite offices are all less than 1,000 square feet.

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

With regard to the patent infringement claims, Time Warner filed a Motion for Judgment on the Pleadings on September 27, 2012, and, shortly thereafter, a Motion for Rule 11 Sanctions on October 23, 2012.  On October 26, 2012, the Court suasponte stayed the case regarding any claims related to U.S. Patent No. 7,269,636 (“‘636 patent”), pending the outcome of the ongoing reexamination of that patent by the U.S. Patent and Trademark Office.  Because the remaining patent-in-suit, U.S. Patent Nos. 6,594,691 (“’691 patent”), is closely related to the ‘636 patent, Augme moved to stay the case in its entirety on November 5, 2012.  On December 20, 2012, Judge McMahon denied Augme’s motion to stay as to the ‘691 patent and did not disturb the preexisting stay as to the ‘636 patent.

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

With respect to Yahoo!’s counterclaim regarding infringement of the ‘320 patent, the parties agreed to and filed a stipulation of non-infringement of this patent on December 13, 2012, under the Court’s claim construction ruling of January 3, 2012.  The parties also stipulated to entry of judgment under Rule 54(b) and 28 U.S.C. § 1292(c)(2), which permits the entry of judgment in patent cases “which … [are] final except for an accounting.”  The parties also requested that the Court stay the remainder of the case pending Augme’s appeal to the Federal Circuit Court of Appeals.  The Court signed such an order on December 13, 2012, and entered it the next day.  Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment on January 11, 2013. The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal.  Briefing on the appeals was completed by September 6, 2013.  Oral argument before the Court of Appeals was held on December 5, 2013 and the parties are awaiting the Court’s decision.

Brandofino Communications vs. Augme Technologies, Inc.  Civil Action No. 652639/2011. On September 27, 2011, Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County.  The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme. The complaint seeks damages in excess of $1.0 million.  Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights).  The Company intends to vigorously defend against Brandofino’s claim and pursue its counterclaims.

Shaub & Williams, L.L.P., vs. Augme Technologies, Inc. Civil Action No. 1:13-cv-01101-GBD. Augme's prior counsel, Shaub & Williams, LLP (“S&W”), filed a Complaint in the United States District Court for the Southern District of New York seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in litigation.  Augme has denied the allegations in the Complaint and have alleged that it has paid all fees due to S&W.  The Company also asserted a breach of contract counterclaim, alleging that S&W overbilled Augme and should be refunded some of the attorney’s fees already paid to S&W.  The parties are currently conducting discovery, and the court recently issued new discovery deadlines—fact discovery shall be completed by May 30, 2014, and expert discovery by July 15, 2014.  The court has declined to set a trial date at this time.

Leibsohn, et al. v. Hipcricket, Inc. (FKA Augme Technologies), et al., No. 13-2-40007-3 (King Cty. Sup. Ct.):  On November 25, 2013, stockholders of the former Hipcricket, Inc. who were stockholders when Augme purchased the assets of Hipcricket, Inc. in August 2011 filed a lawsuit in King County Superior Court alleging that Augme and its board of directors at the time made false statements which induced the plaintiff stockholders to approve the asset purchase transaction.  The lawsuit asserts claims under the Washington State Securities Act as well as common-law claims for intentional misrepresentation and negligent misrepresentation.  Plaintiffs seek to rescind the asset purchase transaction or obtain a “rescissionary measure of damages,” as well as compensatory damages, interest and attorneys’ fees.  On March 3, 2014, defendants filed a motion to dismiss the action in its entirety, and that motion will be fully briefed by April 23, 2014.  An oral argument on the motion to dismiss took place on May 9, 2014.  The Court took the matter under advisement and did not issue any order.  The parties await the Court's decision. Defendants intend to continue to vigorously defend the action.  The Company cannot at this time estimate any potential loss that may result from this litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.0001 par value, is quoted on both the OTCBB and the OTCQB under the symbol “HIPP.” The following table sets forth the quarterly high and low sales prices for our common stock during the quarters indicated below, as reported on the OTCBB.  This information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2014
First Quarter ended May 31, 2013	$0.49	$0.31
Second Quarter ended August 31, 2013	0.45	0.26
Third Quarter ended November 30, 2013	0.67	0.38
Fourth Quarter ended February 28, 2014	0.54	0.21

Fiscal Year 2013
First Quarter ended May 31, 2012	$2.57	$1.82
Second Quarter ended August 31, 2012	2.38	1.32
Third Quarter ended November 30, 2012	1.45	0.50
Fourth Quarter ended February 28, 2013	0.90	0.27

On May 12, 2014, the closing sales price of our common stock on the OTCBB was $0.27.

HOLDERS

As of May 1, 2014, we had 455 holders of record of our common stock according to a stockholder’s list provided by our transfer agent as of that date.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

DIVIDENDS

We have never declared nor paid any cash dividends on our common stock and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.  In addition, covenants in our financing facility with SVB limit our ability to pay cash dividends.

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

Overview

On August 23, 2013, we changed our company name from Augme Technologies, Inc. to Hipcricket, Inc.  Hipcricket®, Inc., Augme® Technologies™, AD LIFE®, AD SERVE®, A+®, Boombox® and the Hipcricket and Augme logos are trademarks of Hipcricket, Inc.

We provide an end-to-end, data driven mobile engagement and analytics solution that empowers brands, agencies, and media companies to drive customer engagement, loyalty and sales. Our proprietary, scalable and user friendly AD LIFE Platform creates measurable, real-time, one-to-one relationships between companies and their current or prospective customers, using text messages, multimedia messages (“MMS”), mobile web sites, mobile applications, mobile coupons, quick response (“QR”) codes and via mobile advertising.

Our AD LIFE Platform is a mobile engagement solution that simplifies the entire mobile ecosphere into a single, scalable, self-service access point.  The Platform enables our customers to quickly plan, create, test, deploy, monitor, measure and optimize interactive mobile marketing and advertising programs throughout the campaign lifecycle across nearly every major mobile channel.  We have delivered over 400,000 campaigns since 2004, across hundreds of customers including Fortune 100 and other established brand clients.  Additionally, we have earned a greater than 90% renewal rate with our mobile marketing customers.

Using our patented device-detection and mobile content adaptation software, the AD LIFE Platform addresses the mobile marketing industry problem of disparate operating systems, device types, and on-screen mobile content rendering.  We also provide business-to-consumer utilities, including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.  Our products serve marketers, brands and agencies in many vertical markets including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands.

The Platform features a rich analytics engine that sources real-time campaign data, in addition to third party and client information, to personalize mobile advertising and marketing campaigns, thereby increasing the effectiveness of these messages and the likelihood of re-engagement.  The Platform automatically tracks mobile phone numbers through interactions across nearly every major mobile channel, capturing and applying additional data to build a more complete consumer profile.  Our current database consists of detailed profiles on millions of mobile phone numbers, which, by employing third party data, can be turned into virtually unlimited segments. These data help advertisers understand the most effective use of advertising resources and help optimize their marketing spend, especially for projects that feature repeat customer relationships. Our applied analytics product, which was released in fiscal year 2014, offers technologies and solutions designed to help advertisers dynamically track, measure and analyze the performance of their advertising and marketing investments in real time to rapidly tailor their mobile marketing activities.

The mobile marketing and advertising competitive landscape, while in its early stages, is highly competitive. Many of the landscape’s significant players are focused on delivering point solutions targeting a specific segment of the mobile marketing and/or advertising landscape. We believe that we differ from the competition by offering complete, end-to-end mobile advertising, mobile marketing, and analytics solutions delivered through our AD LIFE Platform.

Our advanced, comprehensive, and fully integrated Platform drives revenue primarily through license fees, content development fees, messaging campaign fees, and fees associated with various add-on promotional applications in the Platform.  Additional revenue is generated by platform administration and professional service fees related to the mobilization of client content and implementation of marketing campaigns through the Platform.

Our portfolio of patents covers technical processes and methods related to behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of February 28, 2014, we owned 21 U.S. patents. We are pursuing, on a selected basis, additional patents that relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment.  In December 2013, we relocated our corporate headquarters to 110 110th Avenue NE, Suite 410, Bellevue, Washington 98004.  Additionally, we maintain a presence in New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity and Capital Resources

Cash flow information is as follows:

	Fiscal Year Ended February 28,
	2014	2013
Cash provided by (used in):
Operating activities	$(11,704,301)	$(13,086,785)
Investing activities	(832,458)	(7,347,198)
Financing activities	11,186,510	13,357,849

Net cash used in operating activities was $11.7 million in the fiscal year ended February 28, 2014, compared to $13.1 million in the fiscal year ended February 28, 2013. Net cash used in operating activities for fiscal year 2014 primarily reflects the net loss for the year, which was partially offset by depreciation and amortization and employee share-based compensation. Net cash used in operating activities for the prior fiscal year primarily reflected the net loss for the year, which was partially offset by depreciation and amortization, employee share-based compensation, adjustments to the fair value of contingent consideration paid related to the Hipcricket acquisition, and the impairment of goodwill and intangible assets.

Net cash used in investing activities was $0.8 million for the fiscal year ended February 28, 2014, compared to $7.3 million in the fiscal year ended February 28, 2013.  Cash to purchase patents was approximately $44,000 for the fiscal year ended February 28, 2014, compared to approximately $864,000 in fiscal year ended February 28, 2013. We spent cash for legal actions related to our patent enforcement initiatives of approximately $429,000 during fiscal year ended February 28, 2014, compared to $3.0 million during the fiscal year ended February 28, 2013.  We capitalize these legal costs as intangible assets.  During fiscal year 2013 we also used cash of $3.2 million for the contingent consideration related to the Hipcricket acquisition, compared to zero for fiscal year 2014.

Net cash provided by financing activities was $11.2 million in the fiscal year ended February 28, 2014 primarily due to sales of securities and borrowings from our revolving line of credit. Net cash provided by financing activities was $13.4 million in the fiscal year ended February 28, 2013, primarily due to sales of securities of $12.1 million and $1.3 million in cash received from the exercise of stock options and warrants.  In September 2012, we borrowed a total of $450,000 from two lenders for working capital purposes. We borrowed $250,000 from one lender, bearing an interest rate of 12% per year and due to be paid the earlier of one year from the issue date, upon closing of a financing transaction of at least $10 million in gross proceeds, or in the event of default or a change of control as defined in the promissory note.  This loan was paid in full in February 2013. We also issued a note payable in the amount of $200,000 to Ernest W. Purcell, a former director. This loan was paid in full in October 2012.

As of February 28, 2014 and 2013, we had accumulated deficits of $133.6 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decreases in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

We will likely require additional financing to execute our key business strategies and fund operations. Such funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing stockholders, may give new investors rights, preferences and privileges that are superior to those of existing stockholders, could result in significant interest or other costs, or may require us to license or relinquish certain intellectual property rights. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations, which would raise substantial doubt about our ability to continue as a going concern.  Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations. Our financial statements for the year ended February 28, 2014 contained in this report have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January 2014, we retained the corporate advisory services of Canaccord Genuity to explore and evaluate strategic alternatives with a view to enhancing shareholder value. We intend to consider a full range of strategic alternatives, including possible acquisitions or dispositions of assets, joint ventures, strategic investments, sale of the company or other potential transactions.  We have not set a timetable for completion of the strategic review, and there can be no assurance the process will result in a transaction or pursuit of any strategic alternative.

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

In May 2013, we secured an accounts receivable credit facility from Silicon Valley Bank (“SVB”) to help fund our working capital needs, which was amended and restated on November 25, 2013 (the “Amended Agreement”). The revolving loan facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable plus the least of (i) 80% of Eligible 120 Day Accounts as defined in the Amended Agreement, (ii) $1,000,000, and (iii) 30% of the sum of all eligible accounts plus Eligible 120 Day Accounts after December 31, 2013 and the satisfaction of conditions specified in the Amended Agreement. The facility is secured by substantially all of our assets. During the fiscal year 2014, amounts drawn under the facility accrued annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the Amended Agreement, and at the prime rate plus 1.25% when a Streamline Period was not in effect. As of the February 28, 2014, we had drawn $2.2 million from this line of credit and had approximately $1.9 million available based on our outstanding accounts receivable as of that date.

We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the Amended Agreement. In late July 2013, we delivered a report to SVB indicating that as of June 30, 2013, we had breached the minimum tangible net worth covenant and began discussions of a forbearance or waiver agreement with SVB. On November 25, 2013, we entered into the Amended Agreement with SVB. The Amended Agreement retained substantially the same terms as the original loan and security agreement, except the borrowing base was amended as described above and the collateral securing the loan facility was expanded to include our intellectual property. In connection with the execution of the Amended Agreement, we obtained a waiver of the covenant default. Although we continue to be current with all principal and interest payments under the Amended Agreement, as of January 31, 2014, we again breached the minimum tangible net worth covenant. On March 31, 2014 we entered into a forbearance and amendment to the Amended Agreement with SVB, pursuant to which SVB agreed to forbear from taking any action to enforce its rights or remedies under the Amended Agreement until April 15, 2014.  The forbearance agreement also increased the interest rate under the loan agreement to prime rate plus 3.75% during a Streamline Period and to prime rate plus 4.25% when a Streamline Period is not in effect. As of May 1, 2014, we had not regained compliance with the minimum tangible net worth covenant and are in further forbearance discussions with SVB. Currently, SVB is continuing to allow us to draw on the line of credit during these discussions.  See Note 12 of the Notes to the Financial Statement for additional information about the credit facility.

In September 2012, we adopted a restructuring plan which included reducing the number of employees, slowing the pace of investments in our intellectual property (“IP”) portfolio and minimizing variable expenses. We have restructured overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. Consistent with this plan, during fiscal year 2014 we settled a majority of our patent litigation cases, while taking actions designed to protect the value of our IP, streamlined personnel and variable costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, and solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams.  We have made substantial improvements in lowering our operating expenses, compared to the same period one year ago.  We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

We currently do not meet the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our common stock. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register any public offering of our securities with the SEC or must issue such securities in a private placement or other transaction exempt from registration under federal securities law, which could increase the cost of raising capital.

Since the end of fiscal 2013, we have experienced significant changes in our capital stock, stockholders’ equity and net assets.  The number of shares of our common stock outstanding increased by 25.1 million shares during fiscal 2014, primarily as a result of sales of our common stock.  Please refer to Note 7 of the Notes to Financial Statements.

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

Capitalized Legal Patent Costs. We capitalize external legal costs incurred in the defense of our patents where we believe that there is an evident increase in the value of the patent and that the successful outcome of the legal action is probable. Capitalized legal patent costs are amortized over the lesser of the estimated useful life of the underlying patents or 84 months, using the straight-line method.  During the course of any legal action, the court where the case is pending makes decisions and issues rulings of various kinds, which may be favorable or unfavorable. We monitor developments in the legal action, the legal costs incurred and the anticipated outcome of the legal action, and assess the likelihood of a successful outcome based on the entire action. If changes in the anticipated outcome occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. The capitalized legal patent costs are recorded within Intangible assets on our balance sheets.

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

Management evaluated the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. We have estimated a $26.5 million deferred income tax asset that relates to federal net operating loss carry forwards at February 28, 2014.  Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

We have a net deferred income tax liability of $3,376,383 and $3,517,652 as of February 28, 2014 and 2013, respectively.  Although we have a full valuation allowance against our net deferred tax asset, a deferred income tax liability is recorded for the difference in the income tax basis and financial statement carrying value of the indefinite-lived intangible related to the trade name acquired in the Hipcricket acquisition.

Valuation of Goodwill. Goodwill is carried at cost and is not amortized.  We review goodwill for impairment annually as of the first day of our fourth fiscal quarter, generally December 1st, and whenever events or changes in circumstances suggest that the fair value of goodwill may be less than its carrying value.

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

We have an unconditional option to evaluate the impairment of goodwill by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If the fair value of the reporting unit is determined to be more likely than not greater than the carrying amount, further testing of goodwill impairment is not performed. If the fair value of the reporting unit is determined to be not more likely than not greater than the carrying amount, we perform a quantitative two-step impairment test.

The quantitative goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss, if any. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. When performing a quantitative two-step impairment test, we depend upon our estimates of future cash flows and other factors to determine the fair value of our reporting unit. We rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.

We estimate the fair value of our reporting units using the income approach and the market approach. Using the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital risk-adjusted for business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach.

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

Our estimates of fair value contain uncertainties because they require management to make assumptions in the qualitative assessment of relevant events and circumstances and estimating the fair value of our reporting units including estimating future cash flows and other inputs. These calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate economic factors and the profitability of future business operations and if necessary, the fair value of a reporting units’ assets and liabilities. Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance and changes in our business strategies. If actual results are not consistent with our estimates or assumptions, or if there are any significant changes in any of these estimates, projections and assumptions, this could have a material effect on the fair value of the reporting units in future measurement periods and result in an impairment which could materially affect our results of operations.

Valuation of Intangible Assets. We assess the recoverability of long-lived assets, including intangible assets subject to amortization, when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

The estimated cash flows of our patents includes the expected proceeds to be received through a sale, exclusive license agreement and royalties that would have been paid to a third party had we not owned the patents. The expected proceeds to be received through a sale do not include an estimate of contingent fees to be received by us related to participating in future licensing fees received by a purchaser, if any, under future settlement or royalty arrangements in which they pursue.  Such fees are considered contingent gains and would be recognized when earned.

Share-Based Payments. The fair value of our share-based payments for stock options and stock warrants granted to employees, directors, and other service providers is estimated at the measurement date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period using a straight line method. The BSM model requires various highly judgmental assumptions including expected volatility and option life. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, share-based payment expense is adjusted accordingly in that period.

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

We provide access to our AD LIFE Platform and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and allocated revenues are generally recognized over the term of the service period or as the related services are provided.  We also offer professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria.

Contracts may also include deliverables such as production and delivery of online media content, hosting, fees from content retention, delivery, custom solution creation, or placement of mobile or online advertising content.  Revenues from contracts with multiple deliverables for the production and delivery of online media content and hosting are recognized over the term of the media content production, delivery or hosting period. For deliverables that do not have stand alone value, that are delivered in conjunction with a term license, support or hosting arrangement, we recognize the related revenues over the related license term, support, or hosting service period.

When contracts include multiple deliverables, revenue is allocated to each respective element that is determined to have stand alone value. When these multiple deliverables can be separated into different units of accounting, we allocate the arrangement consideration to the identified separate units of accounting based on their relative selling price. Accounting guidance for multiple-deliverable arrangements provides a hierarchy to use when determining the relative selling price for each unit of accounting. We use vendor-specific objective evidence ("VSOE") of selling price, based on the price at which we regularly sell the item on a standalone basis, if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If VSOE or TPE of selling price are not available, the best estimate of selling price ("BESP") is used. Allocation of revenue to deliverables of an arrangement is based on the VSOE for professional services revenues and on BESP for all other elements being sold on a stand-alone basis. We evaluate BESP by reviewing historical data related to sales of our deliverables.

Revenues from the creation of custom software are generally a component of contracts that include hosting and/or production and delivery services. We allocate revenues on multiple element arrangements between the software and non-software deliverables using VSOE or BESP, depending on the nature of the multiple deliverables. Software revenues are recorded when the software is completed and accepted by the client if the software has free standing functionality, the fee for the software is separately determinable and we have demonstrated our capability of completing any remaining terms under the contract. Otherwise all revenues under the multi-deliverable contracts are recognized over the term of the production and content delivery or hosting period.

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

Revenues for producing interactive advertising content are based upon fees for the production and hosting of the advertising content and/or a percentage of the fees paid by third party advertisers. Revenues from third parties for the production and hosting of the advertising content are recorded pro rata over the related hosting period. Revenues representing a percentage of the fees paid by third party advertisers for advertising on third party or company websites are recorded when the contractual criteria has been met and amounts are due from third party advertisers.

Results of Operations

The discussions below are not necessarily indicative of the results, which may be expected for any subsequent periods and pertains only to the results of operations for the fiscal years ended February 28, 2014 and 2013.  Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

 COMPARISON OF FISCAL YEAR ENDED FEBRUARY 28, 2014 TO FISCAL YEAR ENDED FEBRUARY 28, 2013

Revenue

Revenues are generated through providing access to our Platform and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our Platform we deliver campaigns and other mobile marketing services using SMS, MMS, QR codes, geo-fencing, mobile web, mobile apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using application programming interfaces (“APIs”).  Advertising revenues are generated by charging advertisers to deliver ads to users of mobile connected devices. The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the year ended February 28, 2014, revenues were $26.7 million compared to $26.2 million in the year ended February 28, 2013, an increase of 2%.  Revenue for fiscal year 2014 was adversely affected by the enactment of new Telephone Consumer Protection Act (“TCPA”) regulations in October 2013, which required us to divert our sales, marketing, and engineering and operations personnel to assist customers required to take action to re-opt in subscribers to the customers’ SMS marketing databases. Our product and technology teams also completed a data center move requiring significant product and technical support. Additionally, we had turnover in our sales force as we replaced underperforming personnel, which resulted in lead time for new salespeople to reach full productivity. We believe that the impact of these events is substantially behind us as of the end of fiscal 2014. During the year ended February 28, 2014, approximately 15% of our revenues were generated by three customers.

During fiscal 2015, we expect to increase revenues by increasing our customer base, selling additional products to existing customers, and shifting our future product mix to high growth, higher contribution product lines. We continue to experience a very high level repeat business on our Saas-based mobile marketing revenues and we will continue to focus on growing this business. At the same time, we expect mobile brand advertising business to expand at a faster pace than the mobile marketing business. As a result, we anticipate the mix of sales to shift toward a greater percentage of mobile advertising in the future. We believe our ability to grow revenues in the future is supported by forecasted strong industry growth.

Cost of Revenue

Cost of revenues includes the costs of hosting, short codes and mobile ad inventory.  For the year ended February 28, 2014, cost of revenue increased 20% to $12.4 million from $10.4 million in the prior fiscal year, primarily as a result of a shift in business toward a greater percentage of sales from mobile advertising which carries a higher cost of revenue. A large portion of our cost of revenue for mobile marketing is related to messaging infrastructure and hosting which have high fixed-cost components. We expect margins would improve as revenue from this product line increases, enabling us to realize economies of scale. The cost of revenue related to mobile advertising is primarily for mobile ad inventory. We anticipate that our investment in technology related to the purchase of mobile ad inventory will improve our margins on this product line during fiscal 2015. In the future we expect to continue to seek opportunities to reduce the cost of mobile ad inventory as a percentage of revenue.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative and depreciation and amortization expense categories.  Salaries and personnel costs are the most significant component of the sales and marketing, technology and development and general and administrative expense categories.  We include stock-based compensation expense in connection with the grant of stock options and warrants in the applicable operating category based on the respective equity award recipient’s function.  Operating expenses also includes non-recurring impairment charges associated with write downs of goodwill, intangibles assets, and investments in the period when the value of the goodwill, assets, or investments are determined to be impaired.

For the year ended February 28, 2014, operating expenses decreased a total of $42.9 million to $36.6 million compared to $79.4 million for the year ended February 28, 2013.  Fiscal year 2014 included $3.5 million for impairment of intangible assets compared to $38.1 million for fiscal year 2013 for impairment of goodwill, intangible assets and investments including certain patent litigation cases.  Excluding these charges, the decrease in operating expenses was primarily attributed to lower staffing levels compared to a year ago, resulting from the implementation of our restructuring plan adopted in September 2012.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation and bonuses.  Additional expenses include marketing programs, consulting, and travel.  Sales and marketing expenses were $11.9 million for the year ended February 28, 2014 compared with $15.1 million for the year ended February 28, 2013, a decrease of $3.2 million, or 21%.  The decrease is primarily related to lower personnel costs associated with reduced staffing levels in sales support and client services compared to the prior year.  We anticipate expanding our sales force in fiscal 2015 to continue driving adoption of our Platform and increase revenue.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, and travel. We experienced a decrease of approximately $693,000, or 9%, in these expenses to $6.8 million at February 28, 2014 compared to $7.5 million at February 28, 2013. The decrease is primarily a result of lower personnel costs associated with downsizing the Tucson office.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include occupancy expenses, consulting and professional fees, travel, insurance, other corporate expenses, and overhead. General and administrative expense decreased $3.5 million, or 27%, to $9.2 million at February 28, 2014 compared to $12.7 million at February 28, 2013.   The decrease is a result of lower personnel costs from headcount reductions, including the downsizing of our patent development and Tucson office, reducing our patent enforcement efforts, lower travel and outside service expenses, as well as reducing redundancies from our business acquisitions.

Depreciation and Amortization.  Depreciation and amortization expense of $5.2 million for the year ended February 28, 2014 decreased by approximately $830,000 from $6.0 million for the year ended February 28, 2013.  This decrease is primarily related to the amortization of fewer intangible assets compared to the prior year.

Impairment of goodwill and intangible assets. Impairment of goodwill, intangible assets and investments was $3.5 million for the year ended February 28, 2014 compared to $38.1 million for the year ended February 28, 2013.  The decrease primarily resulted from lower write downs of intangible assets and no write downs of goodwill, compared to the prior year.  The impairment charge for fiscal year 2014 was primarily attributed to the write down of our GEOS and JAGTAG IP of $3.0 million.  During the fiscal year ended February 28, 2013 we wrote down $25.9 million of goodwill.  During fiscal year 2013 we settled, dismissed, or abandoned certain litigation efforts to reduce our ongoing legal costs and wrote down the capitalized cost of these cases, resulting in an impairment charge of $3.5 million during the fiscal year ended February 28, 2013.  Additionally, as a result of our decision in fiscal 2013 to explore opportunities to market and sell the rights to the GEOS and JAGTAG IP assets that are not core to our operations and as part of our impairment assessment of these intangible assets, we concluded that the carrying value for these assets were impaired and wrote down these assets by $8.4 million for the fiscal year 2013.

Other Income (Expense)

Other expense for the year ended February 28, 2014 was approximately $52,000 compared to other income of $12.1 million for the year ended February 28, 2013.  Other income for fiscal year 2013 reflects a non-cash adjustment in the estimated fair value of acquisition-related contingent consideration paid to Hipcricket stockholders resulting from the difference between the contractual price used to calculate payments compared to the price of our common stock on the measurement date.

Income Tax Benefit

We recognized $115,092 in income tax benefits during the year ended February 28, 2014, compared to income tax benefits of $2.6 million for the year ended February 28, 2013.  Income tax benefits recognized in fiscal year 2013 represent the income tax benefits associated with the reduction of our valuation allowance against the net deferred tax asset.  As a result of our acquisition of GEOS during fiscal year 2013, certain deferred income tax liabilities were recognized, resulting in a reduction of our required valuation allowance.

Off-Balance Sheet Arrangements

As of February 28, 2014, we did not have off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 Summary of Significant Accounting Policies — Recently Issued Accounting Standards.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hipcricket, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hipcricket, Inc.

We have audited the accompanying balance sheets of Hipcricket, Inc. (the “Company”) as of February 28, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hipcricket, Inc. as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, limited working capital resources and non-compliance with its restrictive debt covenants included in its loan agreement raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Seattle, Washington
May 14, 2014

HIPCRICKET, INC.
BALANCE SHEETS

	Years Ended February 28,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,002,442	$4,352,691
Restricted cash	214,751	214,455
Accounts receivable, net	6,808,401	5,707,019
Prepaid expenses and other current assets	415,507	772,029
Total current assets	10,441,101	11,046,194

Intangible assets held for sale	-	3,500,000
Property and equipment, net	322,628	82,737
Goodwill	35,060,183	35,060,183
Intangible assets, net	21,203,081	25,812,037
Deposits	162,555	238,011

TOTAL ASSETS	$67,189,548	$75,739,162

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,411,606	$4,812,086
Accrued liabilities	2,628,635	2,614,365
Deferred revenue	807,598	851,847
Line of credit	2,210,045	-
Total current liabilities	10,057,884	8,278,298

LONG TERM LIABILITIES:
Deferred income tax liability, net	3,376,383	3,517,652
Accrued liabilities	55,059	82,002

TOTAL LIABILITIES	13,489,326	11,877,952

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized;
154,661,916 and 129,554,226 shares issued and outstanding, respectively.	15,466	12,955
Additional paid-in capital	187,333,089	175,241,799
Accumulated deficit	(133,648,333)	(111,393,544)
Total stockholders' equity	53,700,222	63,861,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,189,548	$75,739,162

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENTS OF OPERATIONS

	Years Ended February 28,
	2014	2013

REVENUE	$26,690,718	$26,210,101

COST OF REVENUES	12,433,780	10,370,770

OPERATING EXPENSES:
Selling and marketing	11,880,904	15,123,547
Technology and development	6,781,916	7,474,928
General and administrative	9,211,028	12,682,015
Depreciation and amortization	5,206,900	6,036,740
Impairment of intangible assets and investments	3,493,729	12,196,269
Goodwill impairment	-	25,919,000
Total operating expenses	36,574,477	79,432,499

LOSS FROM OPERATIONS	(22,317,539)	(63,593,168)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(52,342)	(62,580)
Acquisition related contingent consideration	-	12,199,730
NET LOSS BEFORE INCOME TAXES	(22,369,881)	(51,456,018)

Income tax benefit	115,092	2,618,723

NET LOSS	$(22,254,789)	$(48,837,295)

NET LOSS PER SHARE - Basic and diluted	$(0.16)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	139,913,502	104,185,651

See accompanying notes to the financial statements.

HIPCRICKET, INC
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2014 and 2013

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, February 29, 2012	94,434,817	$9,443	$141,738,528	$(62,556,249)	$79,191,722

Common stock issued for cash for:
Stock subscription, net	21,969,661	2,197	12,090,992	-	12,093,189
Option/Warrant exercise	1,422,092	143	1,264,517	-	1,264,660
Common stock issued for:
Cashless option exercise	132,320	13	(13)	-	-
Purchase of intangible assets	1,860,465	186	3,813,767	-	3,813,953
Acquisition related contingent consideration	9,234,871	923	10,557,579	-	10,558,502
Advisory services	500,000	50	624,950		625,000
Warrants issued with debt issuance	-	-	50,596	-	50,596
Employee share-based compensation	-	-	4,438,272		4,438,272
Warrants issued for services	-	-	662,611		662,611
Net loss	-	-	-	(48,837,295)	(48,837,295)
Balances, February 28, 2013	129,554,226	$12,955	$175,241,799	$(111,393,544)	$63,861,210

Common stock issued for cash for:
Stock with warrant subscription, net	23,875,000	$2,388	8,971,577		8,973,965
Option/Warrant exercise	10,000	1	2,499		2,500
Common stock issued for:
Underwriter services	354,310	35	(35)		-
Board of Director fees	268,380	27	103,640		103,667
Advisory services	600,000	60	248,940		249,000
Employee share-based compensation			2,454,151		2,454,151
Warrants issued for services			310,518		310,518
Net loss				(22,254,789)	(22,254,789)
Balances, February 28, 2014	154,661,916	$15,466	$187,333,089	$(133,648,333)	$53,700,222

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENTS OF CASH FLOWS

	Years Ended February 28,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(22,254,789)	$(48,837,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,206,900	6,036,740
Non-cash interest expense	-	50,596
Common stock issued for services	352,667	625,000
Bad debt expense and other	160,511	135,990
Share-based payments	2,764,669	5,100,883
Goodwill impairment	-	25,919,000
Deferred income tax benefit	(141,269)	(2,618,723)
Impairment of intangible assets and investments	3,493,729	12,196,269
Fair value adjustment of acquisition related contingent consideration	-	(12,199,730)
Changes in operating assets and liabilities:
Accounts receivable	(1,260,998)	(2,107,664)
Prepaid expenses and other current assets	356,522	(499,163)
Deposits	75,456	127,689
Accounts payable and accrued liabilities	(386,246)	3,213,421
Deferred revenue	(44,249)	(198,522)
Long-term liabilities and other	(27,204)	(31,276)
NET CASH USED IN OPERATING ACTIVITIES	(11,704,301)	(13,086,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	(43,542)	(864,092)
Cash paid for patent defense costs	(428,562)	(3,040,838)
Cash paid for acquisition related contingent consideration	-	(3,242,268)
Cash paid for long-term investment	-	(200,000)
Additions to property and equipment	(360,354)	-
NET CASH USED IN INVESTING ACTVITIES:	(832,458)	(7,347,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	8,973,965	12,093,189
Proceeds received from line of credit	2,210,045	-
Proceeds received from issuance of short-term debt	-	450,000
Payment on short-term debt	-	(450,000)
Proceeds received from the exercise of stock options and warrants, net	2,500	1,264,660
NET CASH PROVIDED BY FINANCING ACTIVITEIS	11,186,510	13,357,849

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,350,249)	(7,076,134)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,352,691	11,428,825
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,002,442	$4,352,691

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$52,638	$14,854
Income taxes paid	-	39,315
Non-cash activity:
Stock issued for underwriting services	166,526	-
Stock issued for asset purchase	-	3,813,953
Acquisition related contingent consideration settled in stock	-	10,558,502

See accompanying notes to the financial statements.

HIPCRICKET, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

We provide an end-to-end, data driven mobile engagement and analytics solution that empowers brands, agencies and media companies to drive customer engagement, loyalty and sales.  Our proprietary, scalable and user friendly AD LIFE® software-as-a service platform (“AD LIFE Platform” or the “Platform”) creates measurable, real-time, one-to-one relationships between companies and their current or prospective customers, using text messages, multimedia messages (“MMS”), mobile web sites, mobile applications, mobile coupons, quick response (“QR”) codes and via mobile advertising from a single, scalable, self-service access point. The Platform enables customers to quickly plan, create, test, deploy, monitor, measure and optimize interactive mobile marketing and advertising programs throughout the campaign lifecycle across nearly every major mobile channel.  We also provide business-to-consumer utilities including national mobile couponing solutions, strategic mobile healthcare tools, custom mobile application development, and consumer data tracking and analytics.

The AD LIFE Platform features a rich analytics engine that sources real-time campaign data, in addition to third party and client information, to personalize mobile advertising and marketing campaigns, thereby increasing the effectiveness of these messages and the likelihood of re-engagement. The Platform automatically tracks mobile phone numbers through interactions across nearly every major mobile channel, capturing and applying additional data to build a more complete consumer profile.  Hipcricket’s current database consists of detailed profiles on millions of mobile phone numbers, which, by employing third party data, can be turned into virtually unlimited segments. These data help advertisers understand the most effective use of advertising resources and help optimize their marketing spend.

Our products service marketers, brands, and agencies in many vertical markets, including automotive, retail, consumer products, food and beverage, media and broadcast, pharmaceutical and restaurant brands. We have delivered over 400,000 campaigns since 2004, across hundreds of customers including Fortune 100 and other established brand clients. We generate revenue primarily through license fees, content development fees, messaging campaign fees, and fees associated with various add-on promotional applications in the Platform. Additional revenue is generated by platform administration and professional service fees related to the mobilization of client content and implementation of marketing campaigns through the Platform.

Our portfolio of patents covers technical processes and methods related to behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data.  As of February 28, 2014, we owned 21 U.S. patents.

Liquidity, Business Risks and Uncertainties

As of February 28, 2014 and 2013, we had accumulated deficits of $133.6 million and $111.4 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect  intellectual property, decrease in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

We will likely require additional financing to execute our key business strategies and fund operations, those funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing shareholders or could result in significant interest or other costs, or require us to license or relinquish certain intellectual property rights. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations, which would raise substantial doubt about our ability to continue as a going concern. Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations. Our financial statements for the year ended February 28, 2014 contained in this report have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January 2014, we retained the corporate advisory services of Canaccord Genuity to explore and evaluate strategic alternatives with a view to enhancing shareholder value. We intend to consider a full range of strategic alternatives, including possible acquisitions or dispositions of assets, joint ventures, strategic investments, sale of the company or other potential transactions.  We have not set a timetable for completion of the strategic review, and there can be no assurance the process will result in a transaction or pursuit of any strategic alternative.

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

In May 2013, we secured an accounts receivable credit facility from Silicon Valley Bank (“SVB”) to help fund our working capital needs, which was amended and restated on November 25, 2013 (the “Amended Agreement”), and further amended on March 31, 2014 (See Note 12). The revolving loan facility has a two-year term and allows us to borrow up to $5.0 million based upon a formula equal to 90% of eligible accounts receivable, decreasing to 80% of eligible accounts receivable plus the least of (i) 80% of Eligible 120 Day Accounts as defined in the Amended Agreement, (ii) $1,000,000, and (iii) 30% of the sum of all eligible accounts plus Eligible 120 Day Accounts after December 31, 2013 and the satisfaction of conditions specified in the Amended Agreement. The facility is secured by substantially all of our assets. During fiscal year 2014, amounts drawn under the facility accrued annual interest at the prime rate plus 0.75% during a Streamline Period, as defined in the Amended Agreement, and at the prime rate plus 1.25% when a Streamline Period was not in effect. As of the February 28, 2014, we had drawn $2.2 million from this line of credit and had approximately $1.9 million available based on our outstanding accounts receivable as of that date.

We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the Amended Agreement. In late July 2013, we delivered a report to SVB indicating that as of June 30, 2013, we had breached the minimum tangible net worth covenant and began discussions of a forbearance or waiver agreement with SVB. On November 25, 2013, we entered into the Amended Agreement with SVB. The Amended Agreement retained substantially the same terms as the original loan and security agreement, except the borrowing base was amended as described above and the collateral securing the loan facility was expanded to include our intellectual property. In connection with the execution of the Amended Agreement, we obtained a waiver of the covenant default. Although we continue to be current with all principal and interest payments under the loan agreement, as of January 31, 2014, we again breached the minimum tangible net worth covenant.  On March 31, 2014 we entered into a forbearance and amendment to the Amended Agreement with SVB, pursuant to which SVB agreed to forbear from taking any action to enforce its rights or remedies under the Amended Agreement until April 15, 2014. The forbearance agreement also increased the interest rate of borrowing under the Amended Agreement to prime rate plus 3.75% during a Streamline Period and to prime rate plus 4.25% when a Streamline Period is not in effect.  As of May 1, 2014, we had not regained compliance with the minimum tangible net worth covenant and are in further forbearance discussions with SVB. SVB is currently continuing to allow us to draw on the line of credit during these discussions.

In September 2012, we adopted a restructuring plan which included reducing the number of employees, slowing the pace of investments in our IP portfolio and minimizing variable expenses. We have restructured overall corporate overhead expenses in order to focus our business around our mobile marketing and advertising technology and services. Consistent with this plan, during fiscal year 2014 we settled a majority of our patent litigation cases, while taking actions designed to protect the value of our IP, streamlined personnel and variable costs, downsized our Tucson division which was primarily involved with development and monetization of our IP, and solidified the management team by appointing new personnel with extensive experience in the mobile marketing and advertising space to lead our sales and engineering teams.  We have made substantial improvements in lowering our operating expenses and lowering our cash paid for purchases of patents and patent defense costs, compared to the same period one year ago.  We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

We currently do not meet the minimum $75 million public float requirement for use of Form S-3 registration for primary sales of our common stock. Until such time as we satisfy the $75 million public float and other requirements for use of Form S-3 registration, we will be required to use a registration statement on Form S-1 to register any public offering of our securities with the SEC or must issue such securities in a private placement or other transaction exempt from registration under federal securities law, which could increase the cost of raising capital.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Prior to October 2013, our financial statements were consolidated and included the accounts of Hipcricket, Inc., formerly Augme Technologies, Inc., and our wholly owned subsidiaries. In October 2013, we merged Hipcricket, Inc. and our subsidiaries into a single entity and our financial statements have been prepared on an unconsolidated basis since that date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates. Significant estimates relate to allowances for tax assets, the use of the Black-Scholes-Merton pricing model for valuing stock option and common stock warrant issuances, estimates of future cash flows used to estimate the value of long-lived assets and implied fair value of goodwill, revenues earned from percentage of completion contracts and the period in which revenues should be recorded.

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

We determine our allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Our allowance for doubtful accounts was $400,500 and $270,960 as of February 28, 2014 and 2013, respectively.

Property and Equipment

Property and equipment consists primarily of computer software and office equipment, furniture and fixtures and leasehold improvements and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives.

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

The fair values of our intangible assets and the implied fair value of goodwill are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

For the years ended February 28, 2014 and 2013, the remeasurement of goodwill and identified intangibles, including patents, to their implied fair value is classified as a Level 3 fair value assessment due to the significance of unobservable inputs. The inputs used to measure the fair value of the identified intangible assets were largely unobservable, and, accordingly, these measurements were classified as Level 3. The fair value of the intangible assets were estimated using the income approach, which is based on management's cash flow projections of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used in the fair value calculations for the intangible assets were based on a weighted average cost of capital adjusted for the relevant risk associated with those assets. The unobservable inputs used in these valuations include projected revenue growth rates, operating margins, royalty rates and the risk factor added to the discount rate.

Indefinite-lived Intangible Assets

We review indefinite-lived intangible assets, which include acquired trade names, for impairment annually and whenever events or changes in circumstances suggest that the fair value of the asset may be less than the carrying value. The fair value of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Goodwill

We have recorded goodwill as a result of business combinations. Goodwill is carried at cost and is not amortized.  We review goodwill for impairment annually as of the first day of our fourth fiscal quarter, generally December 1st, and whenever events or changes in circumstances suggest that the fair value of goodwill may be less than its carrying value.

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

The quantitative goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss, if any. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. When performing a quantitative two-step impairment test, we depend upon our estimates of future cash flows and other factors to determine the fair value of our reporting unit. We rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.

We estimate the fair value of our reporting units using the income approach and the market approach. Using the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital risk-adjusted for business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach.

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

Intangible Assets

Intangible assets are stated at estimated fair value at the time of acquisition less accumulated amortization. We assess the recoverability of long-lived assets subject to amortization when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting. The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. When a business combination agreement provides for consideration to be paid in future periods, contingent on future events, we include an estimate of the acquisition-date fair value of the contingent consideration as part of the cost of the combination. Contingent consideration to be paid to officers, directors, stockholders and/or employees of the acquiree whom continue employment with the Company are evaluated as to whether the amounts represent purchase consideration or a separate transaction, such as post-transaction employee compensation.  Factors evaluated require significant judgment and include, among other factors; consideration of the terms of continuing employment, levels of post-transaction compensation, ownership interest of the selling stockholder/employees, linkage of the contingent consideration to the transaction date combination valuation and any other agreements or matters related to the transaction.  Acquisition transaction costs are expensed as incurred.   The results of operations of the acquired business are included in the financial statements from the respective date of acquisition.

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

Revenue Recognition

We provide access to our AD LIFE Platform and services through term license fees, support fees, and mobile marketing campaign fees.  The contracts generally include multiple elements as part of the overall service delivery and allocated revenues are generally recognized over the term of service period or as the related services are provided.  We also offer professional services related to the strategy and execution of mobile marketing campaigns.  Professional services revenue is recognized as the services are performed as these services have value on a standalone basis, do not involve unique acceptance criteria.

Contracts may also include deliverables such as production and delivery of online media content, hosting, fees from content retention and delivery, custom solution creation, or placement of mobile or online advertising content.  Revenues from contracts with multiple deliverables for the production and delivery of online media content and hosting are recognized over the term of the media content production, delivery or hosting period. For deliverables that do not have stand alone value, that are delivered in conjunction with a term license, support or hosting arrangement, we recognize the related revenues over the related license term, support, or hosting service period.

When contracts include multiple deliverables, revenue is allocated to each respective element that is determined to have stand alone value. When these multiple deliverables can be separated into different units of accounting, we allocate the arrangement consideration to the identified separate units of accounting based on their relative selling price. Accounting guidance for multiple-deliverable arrangements provides a hierarchy to use when determining the relative selling price for each unit of accounting. We use vendor-specific objective evidence ("VSOE") of selling price, based on the price at which we regularly sell the item on a standalone basis, if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If VSOE or TPE of selling price are not available, the best estimate of selling price ("BESP") is used. Allocation of revenue to deliverables of an arrangement is based on the VSOE for professional services revenues and on BESP for all other elements being sold on a stand-alone basis. We evaluate BESP by reviewing historical data related to sales of our deliverables.

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

Revenues from the creation of custom software are generally a component of contracts that include hosting and/or production and delivery services. We allocate revenues on multiple element arrangements between the software and non-software deliverables using VSOE or BESP, depending on the nature of the multiple deliverables. Software revenues are recorded when the software is completed and accepted by the client if the software has free standing functionality, the fee for the software is separately determinable and we have demonstrated our capability of completing any remaining terms under the contract. Otherwise all revenues under the multi-deliverable contracts are recognized over the term of the production and content delivery or hosting period.

Revenues for producing interactive advertising content are based upon fees for the production and hosting of the advertising content and/or a percentage of the fees paid by third party advertisers. Revenues from third parties for the production and hosting of the advertising content are recorded pro rata over the related hosting period. Revenues representing a percentage of the fees paid by third party advertisers for advertising on third party or company websites are recorded when the contractual criteria has been met and amounts are due from third party advertisers.

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

Income or Loss Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options and stock warrants. Diluted income or loss per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive, see Note 9.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" to bring conformity in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 becomes effective for us on March 1, 2014. We do not believe the adoption of this guidance will have a material impact on our financial statements or notes to the financial statements.

We reviewed other recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

NOTE 3 — BUSINESS COMBINATIONS

Acquisition of GEOS IP Assets: On May 24, 2012, we acquired all of the common stock and all of the preferred stock of GEOS Communications IP Holdings, Inc. (“GEOS”) pursuant to the Stock Purchase Agreement between Augme and GEOS and other parties.  By acquiring the GEOS stock, we acquired five U. S. patents covering Voice over Internet Protocol (“VoIP”) and other mobility inventions and seven U.S. patent applications and 18 pending international patent applications covering related invention families within the field of mobile VoIP.

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

The fair value of the consideration given for the acquisition of the GEOS stock was $4.2 million, which included $355,000 in cash and $3.8 million in our common stock (1,860,465 shares at a price of $2.05 per share). During the year ended February 28, 2013, we recorded an increase to the carrying value of the patents on our balance sheet of $2.6 million related to the income tax provision impacts of differences between the book and tax basis of the acquired assets, and a corresponding income tax benefit on our statement of operations, due to the reduction in the deferred income tax asset valuation allowance.

Acquisition of Hipcricket, Inc. Assets:  On August 25, 2011, we completed our acquisition of the business and substantially all of the assets of Hipcricket, Inc. pursuant to the Amended and Restated Asset Purchase Agreement dated August 25, 2011 between Augme and Hipcricket. We accounted for the acquisition as a business combination.

The estimated fair value of the acquisition consideration was $62.8 million that included a 12-month earn-out payment to Hipcricket stockholders and employees, which if achieved was estimated to be no less than $15.0 million and as high as $27.5 million. The amount of contingent consideration was based on the amount of revenue recognized in the earn-out period and could be paid in our common stock or a combination of common stock and cash at our discretion, provided that the transaction remained a tax-free reorganization. The contingent consideration recorded at the time of the acquisition was $23.3 million plus the seller tax liabilities of $2.0 million, resulting in an aggregate liability on the transaction date of $25.2 million. The $2.0 million was paid during the quarter ended May 31, 2012.

The earn-out period ended on August 25, 2012, which was the measurement date of the contingent consideration obligation.  The earn-out payment was calculated to be $22.0 million, and we recognized a gain of $2.0 million resulting from the reduction of the actual consideration due, compared to management’s previous estimates.  The gain is included within other income on the 2013 statement of operations.

As partial satisfaction of the contingent consideration payments, we paid approximately 50% of the outstanding obligation using shares of our common stock. We issued a total of 5.5 million shares of our common stock as payment of approximately $11.0 million in contingent consideration to the former Hipcricket stockholders. The number of common shares issued was calculated using a $2.00 per share “floor” price, as defined in the agreement. The market price of our common stock on August 25, 2012 was $1.48.  The difference between the floor price used to calculate the number of shares to be issued, and the actual price of $1.48 on the measurement date, resulted in a reduction of the estimated consideration payment of $2.9 million, which is included in other income on the 2013 statement of operations.

On November 2, 2012, we issued 3.7 million shares of our common stock, net of tax withholding, for substantially all of the remaining contingent consideration obligation. The difference between the $2.00 per share price used to calculate the number of shares to be issued, and the actual price of the shares of $0.65 on the date we issued the shares, resulted in a reduction in the acquisition consideration payment of $7.3 million which amount is in other income on the 2013 statement of operations.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at February 28, 2014 and 2013:

	2014	2013
Office equipment and software	$1,152,586	$1,503,872
Furniture and fixtures	219,936	86,789
Leasehold improvements	94,433	-
Property and equipment	1,466,955	1,590,661
Less: Accumulated depreciation	(1,144,327)	(1,507,924)
Property and equipment, net	$322,628	$82,737

Depreciation expense was $119,568 and $209,355, for the years ended February 28, 2014 and 2013, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended February 28, 2014 and February 28, 2013 are as follows:

Balance as of February 29, 2012:	$60,979,183
Impairment	(25,919,000)
Balance as of February 28, 2013:	35,060,183
Additions/Impairment	-
Balance as of February 28, 2014:	$35,060,183

On December 1, 2013, we performed our qualitative annual review for impairment.  This review was based upon the valuation approach described in Note 2 – Summary of Significant Accounting Policies-Goodwill.  We evaluated several factors including the underlying fundamentals of the business, industry trends, and the macroeconomic environment and concluded that it was more likely than not that the fair value of goodwill was greater than the carrying amount and there was no indication of impairment.  Subsequent to December 1, 2013, we determined that the then recent decline in the trading values of our common stock and revenue trends during the second half of fiscal 2014 were sufficient indicators of potential impairment to trigger an interim goodwill impairment analysis for the Mobile Marketing and Advertising (“MMA”) reporting unit, the only reporting unit which has allocated goodwill.  We performed the first step of the of the quantitative goodwill impairment assessment and concluded that there was no indication of impairment.  As such, step two was not performed and no impairment charge was recognized for the year ended February 28, 2014.

In conducting the step one analysis, we estimated the fair value of goodwill using a blend of our implied fair value base in part on our market capitalization as derived by the trading value of our common stock as well as the income approach, to determine the present value of future cash flows.  We relied upon our estimates of revenue growth trends, future cash flows, operating results, business plans, industry growth estimates, and marketplace data to determine the estimated fair value of goodwill. Our estimates of future revenue growth and cash flows were derived from historical trends that we expect to continue in fiscal 2015 and beyond including high customer retention rate, high success rate selling multiple products to existing customers, successful expansion of our customer base, our historical compound annual growth rates of specific product lines which we plan to emphasize going forward, and our operating cost reduction accomplishments. Additionally, our estimates are supported by expected new product introductions or enhancements planned for fiscal 2015 which are expected to generate new revenue streams, strong forecasted industry growth, and our expected shift in future product mix to high growth, higher margin product lines.

Prior to completing the goodwill impairment test, we tested the recoverability of the MMA reporting unit’s long-lived assets (other than goodwill) and concluded that the assets were not impaired.  In order to assess the reasonableness of the calculated fair values of our reporting units, we also compared the sum of the reporting units’ fair values to our market capitalization and concluded that the implied control premium (the excess of the reporting unit’s fair values over the market capitalization) was reasonable.

During the fiscal quarter ended November 30 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Mobile Marketing and Advertising (“MMA”) reporting unit, the only reporting which has allocated goodwill. These indicators included the then recent trading values of our common stock, coupled with market conditions, recurring losses and the restructuring undertaken during the period. We assessed the impact of the errors relating to the Hipcricket and JAGTAG transactions on our interim goodwill impairment analysis that was performed as of November 30, 2012.  Due to the increased carrying value of the MMA reporting unit resulting from the adjustments described above, the first step failed and the second step of the impairment test was required to be performed as of November 30, 2012.  As a result of the second step, the implied fair value of goodwill was $35.1 million and we recognized an impairment loss of $25.9 million during the fiscal year 2013.

Prior to completing the goodwill impairment test during fiscal year 2013, we tested the recoverability of the MMA reporting unit’s long-lived assets (other than goodwill) and concluded that such assets were not impaired.

Intangible Assets

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.  As of February 28, 2014, the weighted average remaining useful life of the finite-lived intangible assets was two years.

Identified intangible assets subject to amortization are included in both reporting units of our single operating segment.

In the third fiscal quarter of 2013, ended November 30, 2012, we entered into negotiations with a potential buyer for the sale of certain of our assets including certain GEOS and JAGTAG IP patents. We reached a conclusion that these patent assets met all of the criteria to be held for sale and had an estimated value of $3.5 million. We estimated the fair value of the patents by calculating the expected proceeds to be received through a sale, exclusive license agreement and royalties that would have been paid to a third party had we not owned the patents. We applied a discounted cash flow model based on certain scenarios, but significantly weighted towards outright sale given our intent to dispose or exclusively license the rights to these patents. In estimating the fair value of these patents, we used our own assumptions about the use of the patents by a market participant and considered all available evidence. We classified these intangible assets as held for sale as of November 30, 2012.  In March 2013, we closed a transaction with the buyer which did not include sale of the GEOS and JAGTAG IP patents. As part of our September 2012 restructuring plan, we planned to sell these patents while retaining the right to use them in our technology as a stated means of deriving value from the assets. At that time, we concluded that it was probable that we would continue to market the patents for sale and that it was likely such a sale would be completed within one year.

In the third fiscal quarter of 2014, ended November 30, 2013, we discontinued efforts to actively market these patents for sale. Consequently, we have reclassified these intangible assets from “held for sale” to “held and used.” In estimating the fair value of the patents upon transfer to held and used, we evaluated current industry trends for the types of technology covered or enabled by these patents and used our own assumptions about the use of the patents by market participants. For the quarter ended November 30, 2013, we reclassified $3.1 million from Intangible Assets Held for Sale to held and used, and recognized a $376,984 charge upon reclassification equal to the estimated amortization expense that would have been attributed to the assets if they had been continuously held and used for the past year.

During the fourth fiscal quarter of 2014, we tested the recoverability of the JAGTAG and GEOS patents. Estimates of future cash flows used to test these assets for recoverability included only the future cash flows that we believe would be directly associated with and that we expect would arise as a direct result of the use of this group of patents, based on our assumptions about how we expect to the to use these assets using all available evidence.  As a result of our strategy shift away from pursuing the monetization of patents through patent litigation activities and our focus on mobile advertising and mobile marketing revenue growth in the future using our AD LIFE Platform, which does not use the JAGTAG and GEOS patents in a material manner, we are unable to reasonably estimate positive future cash flows attributable to these assets.  We had ongoing efforts through much of fiscal 2014 to sell or license the patent portfolio but we were not able to complete a definitive transaction, which prompted our decision to reclassify the assets from held for sale to held and used in the third fiscal quarter of 2014.  Based on this re-assessment of the plan for use of these patents, we have estimated the present fair value of the JAGTAG and GEOS patents to be zero, which is intended to represent the exit price of the asset in the current market, not the potential value of the asset at some future date.  We do believe these patents have some value and that the capabilities that these patents cover could be incorporated into our AD LIFE Platform in the future.  However, based on our current operating plan using our most recent understanding of market demand for our product, we do not expect to add the capabilities covered by the JAGTAG and GEOS patents to our Platform development activities in the foreseeable future.  As a result, we recorded an impairment write down of $3.1 million, which was equal to the carrying value of the patents immediately prior to the adjustment.  The impairment charge is included in the Impairment of intangible assets and investments within the 2014 statement of operations.

During fiscal year 2014, we settled our litigation case with Millennial Media, Inc. and wrote down capitalized costs related to this case, resulting in an impairment charge of $87,975. During fiscal year 2013 we settled, dismissed, or abandoned certain litigation efforts to reduce our ongoing legal costs and wrote down the capitalized cost of these cases, resulting in an impairment of these amounts during the fiscal year ended February 28, 2013.

During fiscal year 2013, as a result of efforts undertaken in the third fiscal quarter of 2013 to market certain patents for sale, and as a result of the interim period goodwill impairment assessment, we concluded that a triggering event had occurred requiring us to assess whether the carrying amount of certain of our intellectual property assets was recoverable. Following the completion of the impairment analysis, we determined that the fair value of the JAGTAG and GEOS were less than the carrying value and we recorded an impairment charge of $8.4 million during fiscal year 2013, which was included in the Impairment of intangible assets and investments within  the 2013 statement of operations.

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of February 28, 2014
	Weighted Average Amortization Period (In months)	Gross Carrying Amount, net of impairment writedowns	Accumulated Amortization	Transferred from Held for Sale	Impairment Loss	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,451,946	1,971,568	-	87,975	2,392,403
Patents	120	623,600	125,125	3,123,016	3,028,771	592,720
Acquired technology	60	7,270,000	3,919,750	-	-	3,350,250
Customer relationships	60-72	12,850,000	6,682,292	-	-	6,167,708
Software	36	2,095,705	2,095,705	-	-	-
Non-compete agreements	36	212,000	212,000	-	-	-
Trade names	24	44,000	44,000	-	-	-
Total intangibles		$36,247,251	$15,050,440	$3,123,016	$3,116,746	$21,203,081

		As of February 28, 2013
	Weighted Average Amortization Period (In months)	Gross Carrying Amount, net of impairment write downs	Accumulated Amortization	Transfer to Held for Sale	Impairment Loss	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	7,567,290	1,060,109	-	3,528,386	2,978,795
Patents	120	12,642,189	51,356	3,500,000	8,467,883	622,950
Acquired technology	60	7,270,000	2,465,750	-	-	4,804,250
Customer relationships	60-72	12,850,000	4,143,958	-	-	8,706,042
Software	36	2,095,705	2,095,705	-	-	-
Non-compete agreements	36	212,000	212,000	-	-	-
Trade names	24	44,000	44,000	-	-	-
Total intangibles		$51,381,184	$10,072,878	$3,500,000	$11,996,269	$25,812,037

Amortization of intangible assets was $5.1 million and $5.8 million for the years ended February 28, 2014 and 2013, respectively. Amortization in future fiscal periods is expected to be as follows:

2015	$4,925,257
2016	4,637,330
2017	2,560,303
2018	70,843
2019	70,843
Thereafter	238,505
Total	$12,503,081

NOTE 6 — INCOME TAXES

All of our income is generated in the U.S. The components of income tax expense were as follows (in thousands):

	Years Ended February 28,
	2014	2013
Current:
Federal	$-	$-
State	26	-
Foreign	-	-
Total Current	26	-

Deferral:
Federal	76	(2,245)
State	(217)	(374)
Foreign	-	-
Total Current	(141)	(2,619)
Provision (Benefit) for income taxes	$(115)	$(2,619)

The reconciliation between our effective tax rate on income from continuing operations and the federal statutory rate is as follows:

	Years Ended February 28,
	2014	2013

Statutory rate	35.0%	35.0%
State and local taxes, net of federal income tax benefit	4.3	2.8
Change in valuation allowance	(35.2)	(27.4)
Stock-based compensation	(3.2)	(2.3)
Non-deductible expenses	(0.2)	(0.1)
Goodwill impairment	-	(13.8)
Acquisition related contingent consideration	-	8.3
Research tax credits	-	0.6
Prior year adjustments - deferred true-ups	(0.1)	0.8
Change in state rate	(0.1)	1.0
Other	-	0.1

Effective tax rate	0.5%	5.0%

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

	Years Ended February 28,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$26,473,022	$21,529,307
Tax credit carryforwards	307,657	307,657
Stock-based compensation	2,428,865	2,028,017
Property and equipment	302,854	279,953
Trade accounts receivable	163,644	104,538
Other	536,073	236,094
Total deferred tax assets	30,212,115	24,485,566

Less: valuation allowance	(29,690,511)	(21,848,032)
Net deferred tax assets	521,604	2,637,534
Deferred tax liabilities:
Intangible assets	(3,881,586)	(6,155,186)
Other	(16,401)	-
Net deferred tax assets/(liabilities)	$(3,376,383)	$(3,517,652)

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

The net change in the valuation allowance for the fiscal year ended February 28, 2014 was an increase of $7.8 million. The net increase was the result of: (1) a $2.3 million decrease in the deferred tax liabilities related to intangible assets and (2) a $4.9 million increase in the deferred tax assets related to federal and state net operating losses generated in fiscal year 2013, which we expect to expire unused.

As of February 28, 2014, we had approximately $65.6 million in federal net operating loss carryforwards available to offset future federal taxable income.  Federal net operating losses will expire in tax years 2025 to 2033.  We also had approximately $45.5 million of state net operating loss carryfowards, which will expire in tax years 2014 to 2033.

Utilization of net operating losses may be subject to limitation due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions.  If such a limitation applies, the net operating loss may expire before full utilization.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at February 28, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.  Equity will be increased if and when such deferred tax assets are ultimately realized.  We use ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

NOTE 7 — STOCKHOLDERS’ EQUITY

During the year ended February 28, 2014, the number of shares of our common stock outstanding increased by 25.1 million shares, primarily as a result of sales of our common stock.

On October 4, 2013, we completed a $9.6 million financing transaction with 13 investors. The investors purchased units of our securities at $0.40 per unit. Each unit consisted of 1 share of our common stock and a warrant to purchase 0.3 shares of our common stock. An aggregate of approximately 23.9 million shares of our common stock and warrants to purchase up to 7.2 million shares of our common stock were purchased in the financing. The warrants have a five year term and an exercise price of $0.60 per share.

We also issued to the placement agent, for services rendered in connection with the financing and for previously rendered services, 354,310 shares of common stock, a 10-year warrant to purchase up to 596,875 shares of common stock and a 5-year warrant to purchase up to 106,293 shares of common stock. Both warrants have an exercise price of $0.60 per share.

During the year ended February 28, 2014, we issued 268,380 shares of common stock to our independent directors for payment of fees pursuant to the Board of Director’s compensation plan, 100,000 shares to a consultant for services, and 500,000 shares to legal counsel for services.

During the year ended February 28, 2013, we issued 22.0 million shares of common stock in connection with two public offerings of shares registered on a Form S-3 shelf registration statement which became effective with the SEC in July 2011.

•
On October 3, 2012, we sold 8.5 million shares of common stock at a price to the public of $0.80 per share. We also issued warrants to purchase an additional 2.125 million shares of common stock at an exercise price of $0.96 per share. We raised $6.2 million in proceeds, net of $0.6 million in costs related to the offering.

•
On February 4, 2013, we sold 13.5 million shares of common stock at a price to the public of $0.49 per share. We also issued warrants to purchase an additional 6.7 million shares of common stock at an exercise price of $0.66 per share. We raised $5.9 million in proceeds, net of $0.7 million in costs related to the offering.

During the year ended February 28, 2013, we issued approximately 9.2 million shares of common stock as acquisition related contingent consideration in accordance with the purchase of Hipcricket, Inc.  We also issued approximately 1.9 million shares of common stock in connection with the acquisition of all of the outstanding common stock and preferred stock of GEOS, the assets of which comprise patents and intellectual property.  See Note 3.

During the year ended February 28, 2013, we issued approximately 1.6 million shares of common stock for option and warrant exercises and 500,000 shares of common stock to our legal counsel for services rendered to us related to corporate transactions and financial reporting.

NOTE 8 — SHARE-BASED PAYMENTS

Description of Incentive Plans

2014 Equity Incentive Plan

On April 1, 2014, our Board of Directors approved a newly established 2014 Equity Incentive Plan.  A total of 12,000,000 shares of our common stock are authorized for issuance under the plan.  The Board and/or the Compensation Committee is authorized to administer the plan.  Employees, officers, directors, consultants, advisors and independent contractors are eligible to receive awards under the plan.  Awards may consist of stock options, stock appreciation rights, stock grants, performance shares, performance units, dividend equivalents or other cash-based or equity awards.

2010 Incentive Stock Option Plan

In September 2010, our stockholders approved the 2010 Incentive Stock Option Plan (the “2010 Plan”), which our Board adopted on August 12, 2010. The purpose of the 2010 Plan is to advance our interests and those of our stockholders by enabling us to attract and retain persons of ability to perform services for us by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement of our economic objectives.  The 2010 Plan permits us to grant, for a ten-year period, stock options, restricted stock awards and stock bonuses, collectively referred to in this discussion as “awards.”  We reserved 15,000,000 shares of our common stock for issuance to our directors, employees, independent contractors and consultants under the 2010 Plan. The Board of Directors or a committee of the Board administers the 2010 Plan and has the authority and discretion, subject to the provisions of the 2010 Plan, to select persons to whom awards will be granted, to designate the number of shares to be covered by each award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each award. As of February 28, 2014, there were options outstanding of 10.1 million shares of common stock and 1.1 million shares of stock issued from the 2010 Plan, leaving a balance of approximately 3.6 million shares available for future awards.

2004 Stock Plan

In March 2004, our Board adopted our 2004 Stock Plan (the “2004 Plan”) pursuant to which key employees, including officers, directors and consultants of the Company are eligible to receive shares of common stock, stock options and stock appreciation rights (“SARs”). The 2004 Plan expired in March 2014. The 2004 Plan is administered by the Board of Directors.  Incentive stock options granted under the 2004 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value (“FMV”) of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 2004 Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the FMV of the common stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Board of Directors. SARs, which give the holder the privilege of surrendering such rights for an amount of stock equal to the appreciation in the common stock between the time of grant and the surrender, may be granted on any terms determined by the Board of Directors. The 2004 Plan also permits the grant of new stock options to participants who tender shares of our common stock as payment of the exercise price of stock options or the payment of withholding tax (“Reload Options”). The Reload Options will be granted at the fair market value of a share of common stock on the date of the grant and will be exercisable six months following the date of the grant. The 2004 Plan also includes limited option valuation rights upon a change of control of the Company. We reserved 2,000,000 shares for issuance under the 2004 Plan, of which, to date, there are awards issued covering 1,800,000 shares of common stock.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock options and warrants. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and any expected dividends.

The following table shows the amount of share-based compensation expense included in the statements of operations:

	Year Ended February 28,
	2014	2013
Selling and marketing	$1,047,103	$1,594,565
Technology and development	749,207	1,069,186
General and administrative	968,359	2,437,132
Total stock option and warrant expense	$2,764,669	$5,100,883

Stock Option Exchange

On August 29, 2013, we completed a stock option exchange program. Subject to the terms of our exchange offer filed on August 2, 2013, eligible participants tendered, and we exchanged, 5,460,424 options for 1,261,710 new options affecting 73 employees and 2 directors. The new options have an exercise price of $0.42, which was the closing price of our common stock on August 29, 2013. The new options were granted with the same vesting proportions as the tendered options. Of the 1,261,710 new options granted, 846,516, or 67%, were vested on the grant date and 415,194, or 33%, will vest over the remaining vesting periods of the original options. The tender offer did not result in the acceleration of vesting of any options. The new options have the same expiration dates as the options exchanged.

We are required to compare the fair value of the options immediately before and after modification and recognize additional compensation expense to the extent the new options have greater value than the exchanged options they replaced. The fair value of the stock options tendered for exchange and the replacement stock options was estimated on August 29, 2013 using the Black-Scholes-Merton option-pricing model with the following assumptions:

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

STOCK OPTIONS:

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

The fair values of our stock option awards issued to employees were estimated with the following weighted average assumptions:

	Year Ended February 28,
	2014	2013
Expected dividends	0%	0%
Expected term (in years)	3.23	3.50
Weighted-average volatility	70%	63%
Risk-free rate	0.82%	0.37 - 0.75%

The summary of activity for our stock options is presented below:

	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 28, 2012	20,153,219	$2.09	4.07
Granted	3,326,668	1.35
Exercised	(602,092)	0.51
Cancelled	-	-
Forfeited or expired	(5,503,863)	2.31
Options outstanding at February 28, 2013	17,373,932	2.00	2.99
Granted	6,882,762	0.35
Exercised	-	-
Cancelled	(5,388,549)	2.39
Forfeited or expired	(4,815,167)	2.09
Options outstanding at February 28, 2014	14,052,978	$1.02	2.90

Options exercisable at February 28, 2014	8,589,996	$1.44	1.74

As of February 28, 2014, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $1.5 million.  The weighted average period over which share-based compensation expense related to these options will be recognized is 2.7 years.

The aggregate intrinsic value of the exercisable options at February 28, 2014 was $22,390. The aggregate intrinsic value was calculated based on the positive differences between the market value of our common stock on February 28, 2014 of $0.35 per share and the exercise prices of the exercisable options.

The exercise prices of options outstanding at February 28, 2014 ranged from $0.25 to $3.90.  The weighted average fair value of options granted was $0.16 and $0.56 per share for the fiscal years ended February 28, 2014 and 2013, respectively.

There were no options exercised during fiscal 2014.  The total intrinsic value of options exercised during fiscal 2013 was $0.8 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

WARRANTS:

The estimated fair values of our stock warrant awards issued to service providers and employees were estimated with the following weighted average assumptions:

	Year Ended February 28,
	2014	2013
Expected dividends	0%	0%
Expected term (in years)	5.00	3.0 - 5.0
Weighted-average volatility	70%	63.4%
Risk-free rate	1.06%	0.37 - .077%

The summary of activity for our warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2012	10,787,641	$1.86	2.80
Granted	10,222,330	0.82
Exercised	(1,000,000)	1.00
Forfeited and expired	(838,867)	2.48
Warrants outstanding at February 28, 2013	19,171,104	1.32	3.53
Granted	8,740,668	0.61
Exercised	-	-
Forfeited and expired	(725,616)	1.83
Warrants outstanding at February 28, 2014	27,186,156	$1.06	3.40

Warrants exercisable at February 28, 2014	26,477,822	$1.07	3.40

The exercisable warrants as of February 28, 2014 had no aggregate intrinsic value because the market value of our common stock on February 28, 2014 of $0.35 per share was lower than the exercise prices of the exercisable warrants.

The exercise prices of warrants outstanding at February 28, 2014 ranged from $0.39 to $4.00.  The weighted average fair value of warrants granted was $0.23 and $0.49 per share for the fiscal years ended February 28, 2014 and 2013, respectively.

As of February 28, 2014, unrecognized compensation expense related to unvested warrants, net of estimated forfeitures, was $90,900.  The weighted average period over which share-based compensation expense related to these warrants will be recognized is 1.8 years.

There were no warrants exercised during fiscal 2014.  The total intrinsic value of warrants exercised during fiscal 2013 was $0.6 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at February 28, 2014:

Number of Shares
Stock options outstanding	14,052,978
Warrants outstanding	27,186,156
Stock options available for future grant	3,632,602
Common stock reserved for future issuance	44,871,736

NOTE 9 — LOSS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive.  As of February 28, 2014, there were potentially dilutive securities of options exercisable to purchase 8.6 million shares of common stock, and warrants exercisable to purchase 26.5 million shares of common stock.  As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share. Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statement of operations.

NOTE 10 — CONTINGENCIES

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

With respect to Yahoo!’s counterclaim regarding infringement of the ‘320 patent, the parties agreed to and filed a stipulation of non-infringement of this patent on December 13, 2012, under the Court’s claim construction ruling of January 3, 2012.  The parties also stipulated to entry of judgment under Rule 54(b) and 28 U.S.C. § 1292(c)(2), which permits the entry of judgment in patent cases “which … [are] final except for an accounting.”  The parties also requested that the Court stay the remainder of the case pending Augme’s appeal to the Federal Circuit Court of Appeals.  The Court signed such an order on December 13, 2012, and entered it the next day.  Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment on January 11, 2013. The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal.  Briefing on the appeals was completed by September 6, 2013.  Oral argument before the Court of Appeals was held on December 5, 2013 and the parties are awaiting the Court’s decision.

Brandofino Communications vs. Augme Technologies, Inc. Civil Action No. 652639/2011. On September 27, 2011, Brandofino Communications, Inc. (“Brandofino”) filed suit against Augme and New Aug LLC in the Supreme Court of the State of New York, New York County.  The complaint alleges, inter alia, breach of contract and unjust enrichment claims arising from work Brandofino allegedly performed for Augme pursuant to a marketing agreement entered into by Brandofino and Augme. The complaint seeks damages in excess of $1.0 million.  Augme has served its Answer and set forth counterclaims for breach of contract, unfair competition, tortious interference with business relations, and violations of New York General Business Law Section 349 (relating to violations of Augme’s intellectual property rights).  The Company intends to vigorously defend against Brandofino’s claim and pursue its counterclaims.

Shaub & Williams, L.L.P., vs. Augme Technologies, Inc. Civil Action No. 1:13-cv-01101-GBD. Augme's prior counsel, Shaub & Williams, LLP (“S&W”), filed a Complaint in the United States District Court for the Southern District of New York seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in litigation.  Augme has denied the allegations in the Complaint and have alleged that it has paid all fees due to S&W.  The Company also asserted a breach of contract counterclaim, alleging that S&W overbilled Augme and should be refunded some of the attorney’s fees already paid to S&W.  The parties are currently conducting discovery, and the court recently issued new discovery deadlines—fact discovery shall be completed by May 30, 2014, and expert discovery by July 15, 2014.  The court has declined to set a trial date at this time.

Leibsohn, et al. v. Hipcricket, Inc. (FKA Augme Technologies), et al., No. 13-2-40007-3 (King Cty. Sup. Ct.):  On November 25, 2013, stockholders of the former Hipcricket, Inc. who were stockholders when Augme purchased the assets of Hipcricket, Inc. in August 2011 filed a lawsuit in King County Superior Court alleging that Augme and its board of directors at the time made false statements which induced the plaintiff stockholders to approve the asset purchase transaction.  The lawsuit asserts claims under the Washington State Securities Act as well as common-law claims for intentional misrepresentation and negligent misrepresentation.  Plaintiffs seek to rescind the asset purchase transaction or obtain a “rescissionary measure of damages,” as well as compensatory damages, interest and attorneys’ fees.  On March 3, 2014, defendants filed a motion to dismiss the action in its entirety, and that motion will be fully briefed by April 23, 2014.  An oral argument on the motion to dismiss took place on May 9, 2014. The Court took the matter under advisement and did not issue any order.  The parties await the Court's decision.  Defendants intend to continue to vigorously defend the action.  The Company cannot at this time estimate any potential loss that may result from this litigation.

OPERATING LEASES

As of February 28, 2014 we leased space in four locations under non-cancellable leases, with initial terms of one to five and one half years. Total rent expense under operating leases was $815,244, net of $204,750 of sublease income on the unused office space in our New York office, and $906,151 for the years ended February 28, 2014 and 2013, respectively.

As of February 28, 2014, future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year 2015	$790,307
Fiscal year 2016	583,822
Fiscal year 2017	436,322
Fiscal year 2018	449,408
Fiscal year 2019	462,958
Thereafter	158,083
Total	$2,880,900

NOTE 11 — CONCENTRATION OF RISK

During the year ended February 28, 2014, three customers accounted for approximately 15% of our revenues and no other customer accounted for over 5% of revenues.  During the year ended February 28, 2013, two customers accounted for approximately 16% of our revenues and no other customer accounted for over 5% of revenues.

At February 28, 2014, three customers accounted for 22% of accounts receivable, the largest of which accounted for 11%.  At February 28, 2013, three customers accounted for 23% of accounts receivable, the largest of which accounted for 9%.

NOTE 12 — LINE OF CREDIT

On May 21, 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which was amended and restated on November 25, 2013.  The agreement, as amended and restated, provides for a $5.0 million asset based revolving loan facility, with availability subject to a borrowing base of 90% of our eligible accounts receivable, decreasing to 80% of eligible accounts receivable plus the least of (i) 80% of Eligible 120 Day Accounts as defined in the Agreement, (ii) $1,000,000 and (iii) 30% of the sum of all eligible accounts plus Eligible 120 Day Accounts after December 31, 2013, and the satisfaction of conditions specified in the agreement. The facility expires on May 3, 2015, at which time all outstanding amounts will become due and payable.

During the fiscal year ended February 28, 2014, amounts drawn under the facility accrued interest at a floating per annum rate equal to 1.25% above the prime rate, or 0.75% above prime rate at all times when a Streamline Period (“Streamline Period”) is in effect. A Streamline Period commences on the first day of the month following the day that we provide SVB a written notice that, for each consecutive day in the immediately preceding fiscal quarter, we had unrestricted cash at Silicon Valley Bank plus the unused amount available under the facility in an amount above $4.0 million, subject to terms and conditions of the loan agreement. Interest is payable monthly. We also are required to pay SVB a quarterly fee equal to 0.25% per annum of the average unused portion of the facility. The facility is secured by substantially all of our assets. Borrowings under the facility may be used for general corporate purposes, including funding working capital. As of the February 28, 2014, we had drawn $2.2 million from the line of credit and had approximately $1.9 million available based on our outstanding accounts receivable as of that date.

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

We are required to deliver periodic reports to SVB regarding our ability to meet certain financial and other covenants contained in the loan agreement. In late July we delivered the report to SVB indicating that as of June 30, 2013, we had breached the minimum tangible net worth covenant and began discussions of a forbearance agreement with SVB. On November 25, 2013, we entered into an amended and restated loan and security agreement with SVB. The amended and restated agreement retained substantially the same terms as the original loan and security agreement, except the borrowing base was amended as described above and the collateral securing the loan facility was expanded to include our intellectual property. In connection with the execution of the amended and restated agreement, we obtained a waiver of the covenant default.

Although we continue to be current with all principal and interest payments under the loan agreement, as of January 31, 2014, we again breached the minimum tangible net worth covenant. On March 31, 2014 we entered into a forbearance and amendment to the loan agreement with SVB, pursuant to which SVB agreed to forbear from taking any action to enforce its rights or remedies under the loan agreement until April 15, 2014. The forbearance agreement also increased the interest rate under the loan agreement to prime rate plus 3.75% during a Streamline Period and to prime rate plus 4.25% when a Streamline Period is not in effect.  As of May 1, 2014, we had not regained compliance with the minimum tangible net worth covenant and are in further forbearance discussions with SVB. Currently, SVB is continuing to allow us to draw on the line of credit during these discussions.

NOTE 13 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended February 28, 2014 and 2013 is as follows:

	First	Second	Third	Fourth	Fiscal Year
Fiscal 2014 quarter:
Total revenues	5,865,564	7,592,735	6,425,887	6,806,532	26,690,718
Operating loss	(6,014,403)	(3,360,367)	(5,259,979)	(7,682,790)	(22,317,539)
Net loss	(6,015,204)	(3,374,255)	(5,278,975)	(7,586,355)	(22,254,789)
Basic and diluted	(0.05)	(0.03)	(0.04)	(0.05)	(0.16)

Fiscal 2013 quarter:
Total revenues	5,078,351	6,189,220	7,433,051	7,509,480	26,210,101
Operating loss	(4,944,918)	(7,160,379)	(41,005,388)	(10,482,483)	(63,593,168)
Net loss	(4,942,273)	(2,299,598)	(33,706,071)	(7,889,353)	(48,837,295)
Basic and diluted	(0.05)	(0.02)	(0.31)	(0.07)	(0.47)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014.  In making this assessment, we used the criteria established in  Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway  Commission  (“COSO”). Based on its assessment, our management concluded that, as of February 28, 2014, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current executive officers and directors as of May 1, 2014:

Name	Age	Position
Ivan E. Braiker	63	President and Chief Executive Officer and Director
Thomas J. Virgin	59	Chief Financial Officer
Douglas Stovall	45	Chief Operating Officer
Michael Brochu	60	Director, Compensation Committee Chair
John M. Devlin, Jr.	69	Director, Audit Committee Chair
Donald E. Stout	68	Director
Todd E. Wilson	42	Chairman of the Board, Corporate Secretary

Executive Officers

Ivan E. Braiker, President, Chief Executive Officer and Director

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

Douglas Stovall, Chief Operating Officer

Douglas Stovall has been our Chief Operating Officer since June 2013.  Mr. Stovall joined the Company in January 2010 and has over 20 years of experience in creating and directing mobile sales, product and services.  Prior to his appointment as Chief Operating Officer, he served as the Company’s Executive Vice President – Sales and Services since July 2012 and was Senior Vice President – Sales from January 2010 to June 2012.  Mr. Stovall was Vice President, Mobile Business Development with Merkle Inc., a customer relationship marketing agency, from September 2009 to November 2009.  Prior to that, Mr. Stovall served as Vice President, Sales with Acuity Mobile, a mobile marketing and mobile advertising company (acquired by NAVTAQ, a Nokia Company), from August 2007 to September 2009.  Mr. Stovall holds an MBA with an emphasis in Organization and Operations Management from William Carey College, and a BS in Psychology from the University of Southern Mississippi.

Non-Employee Directors

Michael Brochu, Director and Compensation Committee Chairman

Michael Brochu has been a director since June 17, 2013.  He is a seasoned technology executive with over 20 years of senior-level experience at a variety of global companies.  From November 1997 until its acquisition in November 2004 by Art Technology Group, Inc., Mr. Brochu served as the President, Chief Executive Officer and Chairman of the Board of Primus Knowledge Solutions, Inc., an award-winning provider of e-service software solutions.  Mr. Brochu was a member of the board of directors of Art Technology Group from November 2004 until its acquisition by Oracle Corporation in January 2011.  Beginning in December 2003, Mr. Brochu served as a director of Loudeye Corp., a global leader of digital music platforms and digital media distribution services, and beginning in February 2005, as its President and Chief Executive Officer.  In October 2006, Loudeye Corp. was acquired by Nokia Corp.  Mr. Brochu left Nokia Corp. in December 2006.  From June 2007 until its acquisition in September 2011 by WPP PLC, Mr. Brochu served as President, Chief Executive Officer and a director of Global Market Insite, Inc., a developer of digital technology platforms serving the market research industry.  Mr. Brochu is currently a member of the board of directors for Centro Digital Media, Vines of Mendoza and Zotec Partners, each privately held, and GraphOn, Inc., a public company.  He is also a member of the Operating Committee of BelHealth Investment Partners, a private equity firm specializing in healthcare, and is on the advisory board of Seattle-based venture capital firm Voyager Capital.  Mr. Brochu holds a BBA in Finance/Accounting from the University of Texas at El Paso.  We believe that Mr. Brochu’s extensive technology industry leadership and business and financial experience makes him well-qualified to serve as a director.

John M. Devlin, Jr., Director and Audit Committee Chairman

Mr. Devlin has served as a director since March 2009. Mr. Devlin has been in the investment and asset management business for over 24 years. Before retiring from J.P. Morgan Investment Management in December 2003, he was a Senior Portfolio manager for 10 years, responsible for directing investment activity, providing pension asset and liability advice as well as tactical and strategic portfolio management for institutional relationships with over $20 billion in assets. Mr. Devlin was also the Committee Chairman for client portfolio guidelines, compliance and performance review for J.P. Morgan accounts with an asset size over $200 billion.  Throughout his career at J.P. Morgan, Mr. Devlin worked in all aspects of the investment and asset management business in areas such as fixed income trading and portfolio management.  Mr. Devlin is currently Managing Director of Curraugh Capital Advisors, LLC, an advisory firm, a position that he has held since October 2011. From November 2008 to November 2011, Mr. Devlin was Managing Director of the American Irish Historical Society where he was responsible for managing day-to-day operations of the Society, including banking relationships, financial reporting, administration, and trustee and fund raising relationships. From October 2003 to October 2008, Mr. Devlin was the Vice Chairman of McKim & Company LLC where he was responsible for providing strategic planning and direction for McKim & Company, a venture capital source firm for start-up companies in the $1 million to $20 million bracket. Mr. Devlin also serves on the Board of Directors of Spindle Inc., a mobile payment solutions company listed on the OTCBB. Mr. Devlin received an MBA from Pace University in 1976 and completed his undergraduate degree in Finance at Georgetown University in 1967. We believe that Mr. Devlin’s education and his experience in the finance industry makes him qualified to serve as a director.

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

Todd E. Wilson, Chairman of the Board and Corporate Secretary

Mr. Wilson has served as a director since June 2010.  Mr. Wilson brings more than 16 years of experience as an investor, board member and advisor to middle-market companies.  He currently serves as a Partner at Crane Street Capital, a California-based investment firm.  From July 2010 to September 2011, Mr. Wilson held the position of Managing Director for the Office of Small Business Services for the City of Los Angeles.  From July 2002 to December 2009, he served as a Principal in the private equity group at American Capital, Ltd.  Previously, from July 1999 to June 2002 he also served as a Principal with Wind Point Partners, a Chicago- based private equity firm with over $1.0 billion of capital under management. During his tenure as an equity investor, Mr. Wilson has worked closely with companies to maximize stockholder value and provide significant returns on corporate investments.  Mr. Wilson also served as an investment banker at Merrill Lynch from July 1993 to June 1995 and Montgomery Securities from July 1995 to February 1997.  We believe Mr. Wilson’s education and experience in the finance industry makes him qualified to serve as a director.

Board Composition and Election of Directors and Officers

Our Board of Directors currently consists of five members.  Pursuant to the terms of our certificate of incorporation, our Board of Directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three year terms.  The members of the classes are divided as follows:

●	Class I consists of Messrs. Braiker and Brochu, each with a term expiring at the 2014 annual meeting of stockholders;

●	Class II consists of Messrs. Stout and Wilson, each with a term expiring at the 2015 annual meeting of stockholders; and

●	Class III consists of Mr. Devlin, with a term expiring at the 2016 annual meeting of stockholders.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three year term at the annual meeting of stockholders in the year in which their term expires.

There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Director Independence

Our Board of Directors has determined that each of our directors, other than Messrs. Braiker and Wilson, is independent under the listing standards of the Nasdaq Stock Market. There are no family relationships among our directors and executive officers.

Board Committees

Our Board of Directors has established an Audit Committee and a Compensation Committee.  Each committee operates under a charter that has been approved by our Board of Directors.  Copies of the committee charters are posted at the “Corporate Governance” link on the Investor section of our website, www.hipcricket.com.

Audit Committee

John M. Devlin, Jr. (chair), and Todd Wilson are the members of the Audit Committee. The Audit Committee’s function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audit of our financial statements. Our Board of Directors has determined that Mr. Devlin, an independent director, is an audit committee financial expert within the meaning of Rule 407(d)(5) of SEC Regulation S-K.  Mr. Wilson is not independent under the Nasdaq listing rules applicable to audit committee members.

Compensation Committee

Michael Brochu (chair), John M. Devlin, Jr., and Donald Stout are the members of the Compensation Committee. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of our executive officers, administers our equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers), and administers the executive officer incentive plans. Messers. Brochu, Devlin and Stout are independent under the Nasdaq listing rules applicable to compensation committee members.

Nominations to the Board of Directors

Our Board of Directors currently performs the functions of a corporate governance and nominating committee, the purpose of which is to identify individuals qualified to become members of our Board of Directors consistent with criteria set by our Board and to develop our corporate governance principles. The Board has not adopted procedures pursuant to which security holders may recommend nominees to the Board of Directors and there has been no material change to this.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have stock registered under Section 12 of the Exchange Act, therefore our officers, directors and the beneficial owners of over 10% of our securities are not subject to Section 16(a) of the Exchange Act.  Our officers and directors voluntarily report transactions in our securities on Forms 3, 4 and 5.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer or Controller, or persons performing such functions.  This code is posted at the “Corporate Governance” link on the Investor section of our website, www.hipcricket.com.  We intend to satisfy the SEC disclosure requirements regarding any amendment in or waiver from the application of the code of ethics with respect to the covered persons by posting such information on our website.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation for our Chief Executive Officer, our Chief Financial Officer, and our Chief Operating Officer (collectively, the “Named Executive Officers”) for the fiscal years presented below.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)

Ivan E. Braiker (4)	2014	324,500	30,000	30,630	24,156	(5)	409,286
President, Chief Executive Officer and Director	2013	284,750	-	-	1,477,742	(6)	1,762,492

Thomas J. Virgin	2014	270,278	-	23,483	20,525	(7)	314,286
Chief Financial Officer	2013	225,631	-	-	875,724	(8)	1,101,355

Douglas O. Stovall (9)	2014	258,750	10,000	96,483	81,049	(10)	446,282
Chief Operating Officer

(1)	Represents salary paid during the fiscal year indicated.
(2)	Reflects a discretionary bonus paid during the fiscal year indicated.
(3)
Reflects the aggregate fair value of stock options on the grant date in accordance with FASB ASC Topic 718. These amounts are not paid to and may not be realized by the Named Executive Officer. Assumptions used in the calculation of these values are included in Note 8 to our audited financial statements included in this Annual Report.

(4)	Mr. Braiker was appointed Chief Executive Officer on March 1, 2013 and has served as President since August 25, 2011.
(5)	Amount includes reimbursement of $16,500 for a voluntary salary decrease during January 2013 through March 2013 and $7,656 for reimbursement of medical and disability insurance premiums.
(6)	Amount represents earn-out compensation of $726,201 and tax gross-up of $751,540 paid in connection with the Hipcricket acquisition.
(7)	Amount includes reimbursement of $13,200 for a voluntary salary decrease during January 2013 through March 2013, and $7,325 for reimbursement of medical insurance premiums.
(8)	Amount represents earn-out compensation of $542,241 and tax gross-up of $333,483 paid in connection with the Hipcricket acquisition.
(9)
Mr. Stovall was appointed Chief Operating Officer on June 17, 2013 and served as Executive Vice President – Sales and Service prior to his appointment as Chief Operating Officer.  As Chief Operating Officer, Mr. Stovall received a base salary of $275,000 per year for fiscal year 2014.

(10)
Amount includes commission payments of $73,724 under Mr. Stovall’s commission plan in effect prior to his appointment as Chief Operating Officer and $7,325 for reimbursement of medical insurance premiums.

Employment Agreements and Compensation Arrangements

On April 1, 2014, the Board of Directors of the Company, upon the recommendation of the Compensation Committee of the Board, approved amendments to the employment agreements with each of the Named Executive Officers and also approved the following compensatory plans: (1) the 2014 Equity Incentive Plan; (ii) the 2014 Incentive Compensation Plan; and (iii) the Transaction Bonus Plan.

A description of the employment agreements, as amended, and each of the recently approved compensatory plans is set forth below.

Employment Agreement with Ivan E. Braiker

On August 25, 2011, we entered into an employment agreement with Ivan E. Braiker, which was subsequently amended on November 28, 2011, May 7, 2013, July 5, 2013, and April 1, 2014, pursuant to which Mr. Braiker will be employed by us for an initial term of three years as our President prior to March 1, 2013 and as our Chief Executive Officer as of March 1, 2013.  As amended on April 1, 2014, the term of Mr. Braiker’s employment extends until August 25, 2015.  During the first year of Mr. Braiker’s employment, he received a base salary of $270,000 per year, which was amended to $300,000 per year on December 1, 2011, and to $330,000 per year on August 26, 2012.  In addition to base salary, Mr. Braiker is eligible for an annual performance bonus, consistent with the annual performance bonuses afforded to other senior management employees.  Mr. Braiker may receive other adjustments in compensation or a bonus, as determined in the sole discretion of the Board of Directors.

Mr. Braiker received an initial stock option to purchase 235,000 shares of the Company’s common stock at an exercise price of $3.04 per share (which was the closing price of the common stock on August 24, 2011, the date the Board of Directors approved the option grant to Mr. Braiker), with 20% of the option shares vesting upon execution of the employment agreement and the balance vesting in equal monthly increments thereafter over a 36-month period.  The option has a five year term.  The stock option will become fully vested in the event of a Control Change, as defined in the employment agreement.  This option was subsequently replaced with a new option having an exercise price of $0.42 per share but the same vesting schedule and expiration date as the original option in connection with the Company’s August 2013 tender offer.

The employment agreement also includes provisions governing the termination of Mr. Braiker’s employment.  If Mr. Braiker’s employment is terminated for Just Cause (as defined in the employment agreement), we will be required to pay to Mr. Braiker only that portion of his base salary, accrued but unused vacation pay, and to the extent required under the terms of any benefit plan or the employment agreement, the vested portion of any benefit under such plan, all as earned through the date of termination.  If we terminate Mr. Braiker’s employment without Just Cause, we will continue to pay to Mr. Braiker his then-current base salary, in accordance with customary payroll practices, plus accrued but unpaid vacation time, accrued but unpaid benefits and reimbursement of all unpaid business expenses (the “Continued Benefits”) for a period of the greater of (a) 6 months or (b) the remainder of the employment term, including the 12-month extension until August 25, 2015 (the “Continuation Period”).  Mr. Braiker will be entitled to continued participation in all medical and disability plans as if his employment had not terminated until the expiration of the Continuation Period.  Mr. Braiker will also be entitled to exercise any unvested stock options and stock purchase rights granted to him and outstanding at the effective date of the termination.  If Mr. Braiker terminates his employment for Good Reason (as defined in the employment agreement), we will continue to pay to him the Continued Benefits for the Continuation Period.  Mr. Braiker will also be entitled to continued participation in all medical and disability plans, to the extent such plans are provided by us, at the same benefit level at which he was participating on the date of termination until the expiration of the Continuation Period.  Mr. Braiker will also be entitled to exercise any unvested stock options and stock purchase rights granted to him and outstanding at the effective date of the termination of the employment agreement.

On April 1, 2014, we entered into an amendment to the employment agreement with Mr. Braiker that (i) extends his employment under the agreement for one subsequent twelve-month term, which commences August 26, 2014 and expires August 25, 2015; (ii) clarifies that in the event of a termination of his employment by the Company without Just Cause or by Mr. Braiker for Good Reason (as defined in the employment agreement), he is entitled to Continued Benefits and continued participation in medical and disability plans for a period equal to the greater of six months or the remaining period of the then current term of employment, including the 12-month extension until August 25, 2015; and (iii) amends certain bonus provisions of his agreement to reference his bonus opportunities under the 2014 Incentive Compensation Plan and the Transaction Bonus Plan, as described below.

Employment Agreement with Thomas J. Virgin

On October 7, 2011, we entered into an employment agreement with Thomas J. Virgin, which was subsequently amended on April 1, 2014, pursuant to which Mr. Virgin will be employed by us as our Chief Financial Officer for an initial term of three years.  Mr. Virgin’s employment agreement is substantially the same as Mr. Braiker’s employment agreement, with the exception of the following:  (i) Mr. Virgin’s initial annual salary of $240,000 is to be increased by 10% in each of the second and third years of the term, and effective October 7, 2013, was increased to $290,400, subject to a 10% increase upon renewal of the employment agreement for a subsequent term; and (ii) Mr. Virgin received an initial stock option to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.10 per share, with 20% of the option shares vesting upon execution of the employment agreement, and the balance vesting in equal monthly increments thereafter over a 36-month period.  The stock option will become fully vested in the event of a Control Change, as defined in the employment agreement.  This option was subsequently replaced with a new option having an exercise price of $0.42 per share but the same vesting schedule and expiration date as the original option in connection with the Company’s August 2013 tender offer.

On April 1, 2014, we entered into an amendment to the employment agreement with Mr. Virgin that (i) extends his employment under the agreement for one subsequent twelve-month term, which commences October 8, 2014 and expires on October 7, 2015; (ii) clarifies that in the event of a termination of his employment by the Company without Just Cause or by Mr. Virgin for Good Reason (as defined in the agreement), he is entitled to certain benefits, including salary continuation and continued participation in medical and disability plans, for a period equal to the greater of six months or the remaining period of the then current term of employment, including the 12-month extension until October 7, 2015; and (iii) amends the bonus provisions of his agreement to provide that he is eligible for bonus opportunities under the 2014 Incentive Compensation Plan and the Transaction Bonus Plan. In the event of termination of employment by the Company without Just Cause or by Mr. Virgin for Good Reason, outstanding stock options held by Mr. Virgin also will become fully vested.

Employment Agreement with Douglas O. Stovall

On June 1, 2013, we entered into an employment agreement with Douglas O. Stovall, which was subsequently amended on April 1, 2014, pursuant to which Mr. Stovall will be employed by us as our Chief Operating Officer for an initial term of fifteen months.  Mr. Stovall’s employment agreement is substantially the same as Mr. Braiker’s employment agreement, with the exception of the following: (i) Mr. Stovall’s initial annual salary was $275,000 and effective April 1, 2014, is $300,000; and (ii) Mr. Stovall received a stock option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.39 per share, vesting in equal monthly increments over a 36-month period.  The stock option will become fully vested in the event of a Control Change, as defined in the employment agreement.  This option was subsequently replaced with a new option having an exercise price of $0.42 per share but the same vesting schedule and expiration date as the original option in connection with the Company’s August 2013 tender offer.

On April 1, 2014, we entered into an amendment to the employment agreement with Mr. Stovall that (i) extends the initial term of his employment for one subsequent twelve-month term, which commences September 1, 2014 and expires on August 31, 2015; (ii) increases his salary to $300,000, effective as of April 1, 2014; (iii) clarifies that in the event of a termination of his employment by the Company without Just Cause or by Mr. Stovall for Good Reason (as defined in the agreement), he is entitled to certain benefits, including salary continuation and continued participation in medical and disability plans, for a period equal to the greater of six months or the remaining period of the then current term of employment, including the 12-month extension until August 31, 2015; and (iv) amends his bonus provisions to provide that he is eligible for bonus opportunities under the 2014 Incentive Compensation Plan and the Transaction Bonus Plan. In the event of termination of employment by the Company without Just Cause or by Mr. Virgin for Good Reason, outstanding stock options held by Mr. Virgin also will become fully vested.

2014 Equity Incentive Plan

A total of 12,000,000 shares of the Company’s common stock are authorized for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”).  The Board and/or the Compensation Committee is authorized to administer the 2014 Plan.  Employees, officers, directors, consultants, advisors and independent contractors are eligible to receive awards under the plan.  Awards may consist of stock options, stock appreciation rights, stock grants, performance shares, performance units, dividend equivalents or other cash-based or equity awards.

On April 1, 2014, the Board awarded Mr. Braiker a stock option under the 2014 Plan to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $0.48 per share, which was in excess of the Company’s closing market price of $0.28 on the date of grant.  The stock option vests 50% on February 28, 2015 and 50% on February 28, 2016.  Vesting of the option accelerates upon a Change of Control of the Company or due to the death or Disability of Mr. Braiker (as the terms “Change of Control” and “Disability” are defined in the 2014 Plan).

2014 Incentive Compensation Plan

Pursuant to the 2014 Incentive Compensation Plan (the “Bonus Plan”), each Named Executive officer will be eligible to receive an annual cash bonus following completion of the fiscal year 2015 based upon the level of achievement of a target revenue goal established by the Board, provided that a threshold performance level of gross margin and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) also are met.  For fiscal year 2015, the target bonus opportunity for each Named Executive Officer (as a percentage of his base salary) is as follows:  Mr. Braiker (50%), Mr. Stovall (35%) and Mr. Virgin (25%).  No fiscal year 2015 incentive bonuses will be paid if the revenue achieved is 80% or less of the target revenue goal or if the threshold performance level of gross margin and adjusted EBITDA are not met.

The Named Executive Officers generally must remain employed with the Company through the end of fiscal year 2015 to be eligible for a bonus under the Bonus Plan, except that if a Named Executive Officer’s employment is terminated by the Company without Cause or by the Named Executive Officer for Good Reason (as the terms “Cause” and “Good Reason” are defined in the Bonus Plan), the Named Executive Officer will be eligible to receive a bonus based on the level of achievement of the revenue goal as of the end of the month in which the termination of employment occurs.

Transaction Bonus Plan

The Board established a Transaction Bonus Plan, pursuant to which each Named Executive Officer will be entitled to receive a bonus of 1% of the Net Consideration (as defined in the plan) in connection with certain transactions resulting in a change in control of the Company, as more specifically set forth in the plan.  Payout of a bonus award under the plan is subject to the Named Executive Officer’s continued employment with the Company through the closing date of a transaction (if any).  However, if a Named Executive Officer’s employment is terminated by the Company without Cause or by the Named Executive Officer for Good Reason (as the terms “Cause” and “Good Reason” are defined in the plan) prior to the closing date of a transaction, a bonus award will be paid as though such Named Executive Officer had remained continuously employed through the closing date.

2010 Incentive Stock Option Plan

Option grants made to the Named Executive Officers prior to April 1, 2014 were made under our 2010 Plan, a description of which is provided under Note 8 to our audited financial statements included in this Annual Report.  In the event a participant’s employment terminates by reason of death, Disability or Retirement (as the terms “Disability” and “Retirement” are defined in the 2010 Plan), outstanding options held by the participant will become fully vested.  Options granted under the 2010 Plan also will become fully vested in the event of a “Change in Control” (as defined in the 2010 Plan), unless the plan administrator determines otherwise with respect to an equity award at the time of grant or thereafter.

Other Compensation Arrangements

Our Named Executive Officers are eligible to participate in our 401(k) plan on the same basis as other eligible employees.  We do not offer a nonqualified deferred compensation plan or defined benefit pension plan.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table sets forth certain information concerning unexercised stock options and warrants for each Named Executive Officer as of February 28, 2014.

	Option Awards
	Option	Number of Securities Underlying Unexercised Options (#)				Option Exercise Price	Option
Named Executive Officer	Grant Date	Exercisable		Unexercisable		($)	Expiration Date
Ivan E. Braiker	3/22/2013	150,000	(1)	-		0.49	3/22/2016
	8/29/2013	28,630		4,943	(2)(3)	0.42	8/25/2016
	8/29/2013	52,084		22,917	(2)(4)	0.42	12/28/2016
Thomas J. Virgin	3/22/2013	115,000	(1)	-		0.49	3/22/2016
	8/29/2013	11,110		3,176	(2)(5)	0.42	10/7/2016
	8/29/2013	11,796		2,847	(2)(6)	0.42	8/23/2016
	8/29/2013	41,671		18,330	(2)(4)	0.42	12/28/2016
Douglas Stovall	6/17/2013	97,222		402,778	(7)	0.39	6/17/2018
	8/29/2013	10,645		2,570	(2)(6)	0.42	8/23/2016
	8/29/2013	26,042		11,459	(2)(4)	0.42	12/28/2016

(1)	The indicated option was granted fully vested.
(2)
The indicated option was a replacement grant for options cancelled under the Company’s August 2013 tender offer.  The replacement grants issued under the tender offer retained the original vesting terms and expiration dates of the options they replaced.

(3)	The indicated option vests as follows: 20% vested on the original grant date of August 25, 2011 and 80% vests 1/36th each month thereafter.
(4)	The indicated option vests 1/36th each month from December 29, 2011.
(5)	The indicated option vests as follows: 20% vested on the original grant date of October 7, 2011 and 80% vests 1/36th each month thereafter.
(6)	The indicated option vests 1/36th each month from August 24, 2011.
(7)	The indicated option vests 1/36th each month from the grant date.

Compensatory Arrangement with Directors

Cash Compensation
Each non-employee director generally receives the following compensations for his or her service as director:

•	A fee of $10,000 each quarter, except for the Chairman of the Board who receives $12,500 each quarter; and
•	A fee of $1,500 each quarter for each committee on which a director serves.

For fiscal year 2014, the Board agreed to accept its quarterly fees in half cash and half stock.  All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred when serving in the capacity of director to the Company.

Ivan Braiker, our Chief Executive Officer, was not paid additional compensation or granted equity awards for his service as director.  His compensation is fully reflected in the other compensation tables contained in this report.

Stock Options and Warrants; Restricted Stock Awards
Each of our directors holds stock options and/or warrants to purchase shares of our common stock.  The unvested options and warrants granted prior to April 1, 2014 will vest in the event of a Control Change, as defined in the option and warrant agreements.  Furthermore, in the event that we receive cash proceeds exceeding $10 million (but less than $25 million) relating to a litigation settlement, licensing fee arrangement or sale of intellectual property, the right to purchase 50% of the unvested shares of common stock subject to such awards will vest, and in the event that we receive cash proceeds exceeding $25 million relating to a litigation settlement, licensing fee arrangement or sale of intellectual property, the right to purchase 100% of the unvested shares of common stock subject to such awards will vest.  Stock options and restricted stock awards granted to the non-employee directors under the 2014 Plan will become fully vested upon a Change of Control (as defined in the 2014 Plan) or upon the non-employee director’s death or disability.

Director Agreements
Prior to March 24, 2014, each of our non-employee directors had entered into an agreement with us in which we agreed to pay them a transaction fee in connection with a change of control transaction.  The terms of the agreements were effective during each director’s service on our Board of Directors and for the six month period following resignation.  In order to more closely align our directors’ interests with those of our stockholders, on March 24, 2014, each director entered into a new director agreement pursuant to which the previous transaction fee arrangements were terminated and each director received stock options at an exercise price of $0.48 per share and/or will receive restricted stock awards that vest 50% on February 28, 2015 and 50% on February 28, 2016.  The stock options and restricted stock awards were or will be issued from the 2014 Equity Incentive Plan pursuant to its terms and conditions.

Director Compensation
The following table reflects all compensation awarded to, earned by or paid to our non-employee directors for the fiscal year ended February 28, 2014.

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Michael Brochu (1)	15,667	15,667	(2)	67,590	(3)	-		98,924
John M. Devlin	26,000	26,000	(2)	-		-		52,000
Roberta Minicola (4)	5,000	5,000	(2)	-		13,825	(5)	23,825
Donald Stout	23,000	23,000	(2)	-		-		46,000
Todd E. Wilson	34,000	34,000	(2)	-		180,000	(6)	248,000

(1)	Mr. Brochu became a director on June 17, 2013.
(2)	Quarterly fees paid to directors in fully vested shares of our common stock.
(3)
 The indicated award was for a warrant granted on June 17, 2013 for 300,000 shares of our common stock at a price of $0.39 per share.  The warrant vests in equal monthly increments over 36 months and has a five year term. Amount reflects the aggregate fair value of stock options on the grant date in accordance with FASB ASC Topic 718. These amounts are not paid to and may not be realized by the director. Assumptions used in the calculation of these values are included in Note 8 to our audited financial statements included in this Annual Report.

(4)	Ms. Minicola resigned her position as director on June 30, 2013.
(5)	Cash payment made to Ms. Minicola in connection with a consulting agreement between us and Ms. Minicola.
(6)	Cash payments made to Mr. Wilson in connection with a consulting agreement with Trove Capital Partners LLC. See the discussion under Item 13, “Certain Relationships and Related Transactions.”

The following table shows the number of outstanding shares underlying option and warrant awards for each of our non-employee directors and one former director as of as of February 28, 2014:

Name	Option awards (#)	Warrant awards (#)
Michael Brochu	-	300,000
John M. Devlin	116,459	628,541
Roberta Minicola	-	300,000
Donald Stout	348,000	100,000
Todd E. Wilson	177,792	100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (MORE THAN 5%)

The following table sets forth certain information, as of May 1, 2014 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each Named Executive Officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of May 1, 2014.  Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 154,786,916 shares of common stock outstanding as of May 1, 2014 plus, for each individual, any securities that individual has the right to acquire within 60 days of May 1, 2014.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)
Named Executive Officers and Directors
Ivan E. Braiker	1,958,352	(3)	1.3%
Thomas J. Virgin	998,035	(4)	*
Douglas O. Stovall	453,180	(5)	*
Michael Brochu	139,614	(6)	*
John M. Devlin	926,216	(7)	*
Donald Stout	516,379	(8)	*
Todd E. Wilson	398,419	(9)	*
All Directors and Executive Officers as a Group (7 persons)	5,390,195	(10)	3.4%

Greater than 5% Holders
Unterberg Koller Capital Fund, L.P. (11)	13,000,000	(12)	8.2%
c/o Diker Management LLC 730 Fifth Avenue New York, NY 10019

*Less than 1%.
(1)	Unless otherwise indicated, the address of the beneficial owner is c/o Hipcricket, Inc., 110 110th Avenue NE, Suite 410, Bellevue, Washington 98004.
(2)	Applicable percentage is based on 154,786,916 shares of our common stock outstanding as of May 1, 2014.
(3)	Consists of (a) 1,694,007 shares of common stock and (b) 264,345 shares of common stock issuable upon exercise of options exercisable within 60 days of May 1, 2014.

(4)	Consists of (a) 806,499 shares of common stock and (b) 191,536 shares of common stock issuable upon exercise of options exercisable within 60 days of May 1, 2014.
(5)	Consists of (a) 242,782 shares of common stock and (b) 210,398 shares of common stock issuable upon exercise of options exercisable within 60 days of May 1, 2014.
(6)	Consists of (a) 39,614 shares of common stock and (b) 100,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of May 1, 2014.
(7)	Consists of (a) 202,611 shares of common stock and (b) 723,605 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days of May 1, 2014.
(8)	Consists of (a) 94,544 shares of common stock and (b) 421,835 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days of May 1, 2014.
(9)	Consists of (a) 142,022 shares of common stock and (b) 256,397 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days of May 1, 2014.
(10)	Consists of (a) 3,222,079 shares of common stock and (b) 2,168,116 shares of common stock issuable upon exercise of options and warrants exercisable within 60 days of May 1, 2014.
(11)
Diker Management is the investment manager to Unterberg Koller Capital Fund, L.P (the "Unterberg Koller Fund").  The managing members of Diker Management are Charles Diker and Mark N. Diker (together, the “Diker Managers”).  Diker Management and the Diker Managers may be deemed to beneficially own the securities held by the Unterberg Koller Fund.  Diker Management and the Diker Managers each disclaim beneficial ownership of such securities except to the extent of their pecuniary interest therein.

(12)	Consists of (a) 10,000,000 shares of common stock and (b) 3,000,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of May 1, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following sets forth information about our securities authorized for issuance under our equity compensation plans at February 28, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,082,811	$0.87	3,632,602
Equity compensation plans not approved by security holders (1)	12,912,393	1.53	-
TOTAL	22,995,204	$1.26	3,632,602

(1)
Reflects outstanding warrants and stock options to purchase shares of our common stock that were granted for compensatory purposes to directors, employees and consultants pursuant to individual arrangements.  The warrants have per share exercise prices that range from $0.39 to $4.00, and the stock options have per share exercise prices that range from $0.25 to $3.90.  Warrants outstanding for 8.2 million shares are fully vested as of February 28, 2014, and warrants for approximately 708,000 shares vest in equal increments over a period of 36 months from the original grant date.  Stock options outstanding for 4.0 million shares are fully vested as of February 28, 2014.

CHANGE OF CONTROL

To our knowledge, there are no present arrangements or pledges of securities of our company that may result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The following describes all transactions since March 1, 2013 and all proposed transactions in which we are, or we will be, a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

On May 16, 2013, we entered into a Consulting Agreement, as amended on August 29, 2013, with Trove Capital Partners LLC (“Trove”), of which Todd E. Wilson, the chairman of our Board of Directors, is a principal.  Under the agreement, we have agreed to pay Trove a monthly fee of $22,500 for consulting services. The term of the agreement commenced March 1, 2013 and continues until terminated upon 30 days prior notice by either party.  As of February 28, 2014, fees paid to Trove under the consulting agreement totaled $180,000.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant including the audit of our annual financial statements and review of financial statements included in our Forms 10-Q are as follows:

	2014	2013
Audit fees:
Moss Adams	$197,866	$202,675

Audit-related fees:
Moss Adams	27,421	28,386
Freedman & Goldberg	2,045	5,330
MaloneBailey	-	16,660

Tax fees:
Moss Adams	36,696	29,982
Freedman & Goldberg	-	11,535

Total	$264,028	$294,568

For purposes of professional fees are classified as follows:

•
Audit fees relate to professional services performed for the audit of our annual financial statements and internal control over financial reporting (2013) and quarterly review of financial statements included in our Forms 10-Q.

•	Audit-related fees relate to services provided by to facilitate registration statements and other regulatory filings of the Company.
•	Tax fees are for professional services rendered for tax preparation, tax compliance, tax advice, and tax planning.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2014	HIPCRICKET, INC.

	By:	/s/ Ivan E. Braiker
Ivan E. Braiker
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the following capacities and on the dates indicated:

Dated: May 14, 2014	/s/ Ivan E. Braiker
Ivan E. Braiker Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2014	/s/ Thomas J. Virgin
Thomas J. Virgin
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 14, 2014	/s/ Michael Brochu
Michael Brochu Director

Dated: May 14, 2014	/s/ John M. Devlin, Jr.
John M. Devlin, Jr. Director

Dated: May 14, 2014	/s/ Donald E. Stout
Donald E. Stout Director

Dated: May 14, 2014	/s/ Todd E. Wilson
Todd E. Wilson Chairman of the Board and Corporate Secretary

Hipcricket, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended February 28, 2014

3.1	Amended and Restated Certificate of Incorporation, as amended (1)
3.2	Restated Bylaws, as amended (2)
4.1	Form of Investor Warrant for Purchase of Common Stock dated February 14, 2011 (3)
4.2	Form of Investor Warrant for Purchase of Common Stock dated September 27, 2012 (4)
4.3	Form of Investor Warrant to Purchase Common Stock dated February 4, 2013 (5)
4.4	Form of Investor Warrant to Purchase Common Stock dated October 4, 2013 (6)
4.5	Registration Rights Agreement dated October 4, 2013 between the registrant and the purchasers identified in the signature pages thereto (7)
10.1	Amended and Restated Loan and Security Agreement dated November 25, 2013, between Silicon Valley Bank and the registrant (9)
10.2	Intellectual Property Security Agreement dated November 25, 2013, between Silicon Valley Bank and the registrant (9)
10.3	Forbearance and First Amendment to Amended and Restated Loan and Security Agreement dated as of March 31, 2014, between the registrant and Silicon Valley Bank (10)
10.4	Lease Agreement dated August 26, 2013 between the registrant and Talon Portfolio Services, LLC (9)
10.5	Restated 2010 Incentive Compensation Plan, as amended+ (1)
10.6	2014 Equity Incentive Plan + (10)
10.7	Form of Stock Option Grant Notice/Stock Option Agreement under 2014 Equity Incentive Plan + (10)
10.8	Form of Restricted Stock Award Notice/Restricted Stock Award Agreement under the 2014 Equity Incentive Plan +*
10.9	Transaction Bonus Plan + (10)
10.10	2014 Incentive Compensation Plan + (10)
10.11	Employment Agreement between the registrant and Ivan Braiker dated August 25, 2011+ (22)
10.12	First Amendment to Employment Agreement between the registrant and Ivan Braiker dated November 28, 2011 + (21)
10.13	Second Amendment to Employment Agreement between the registrant and Ivan Braiker dated May 7, 2013 +(8)
10.14	Third Amendment to Employment Agreement between the registrant and Ivan Braiker dated July 5, 2013+ (11)
10.15	Fourth Amendment to Employment Agreement between the registrant and Ivan Braiker dated April 1, 2014 + (10)
10.16	Employment Agreement dated October 7, 2011 between the registrant and Thomas J. Virgin + (21)
10.17	Amendment No.1 to Employment Agreement, dated April 1, 2014 between the registrant and Thomas Virgin + (10)
10.18	Employment Agreement dated June 17, 2013 between the registrant and Douglas Stovall + (12)
10.19	Amendment No. 1 to Employment Agreement dated April 1, 2014 between the registrant and Douglas Stovall +(10)
10.20	Letter to Todd Wilson dated June 8, 2010 regarding appointment to Board of Directors +(13)
10.21	Amendment dated November 30, 2010 to letter agreement between the registrant and Todd Wilson +(14)
10.22	Second Amendment to letter agreement with Todd Wilson dated July 5, 2013 +(11)
10.23	Letter to Don Stout dated January 4, 2011 regarding appointment to Board of Directors +(15)
10.24	Amendment dated March 16, 2011 to letter agreement between the registrant and Donald E. Stout +(21)
10.25	Second Amendment dated November 28, 2011 to letter agreement between the registrant and Donald E. Stout +(21)
10.26	Third Amendment dated July 5, 2013 to letter agreement with Donald Stout +(11)
10.27	Letter dated March 5, 2012 to John M. Devlin, Jr. regarding appointment to the Board of Directors +(16)
10.28	Amendment dated July 5, 2013 to letter agreement with John M. Devlin, Jr. dated July 5, 2013 +(11)
10.29	Letter dated June 17, 2013 to Michael Brochu regarding appointment to the Board of Directors +(12)
10.30	Director Agreement dated March 24, 2014 between the registrant and Michael Brochu +*
10.31	Director Agreement dated March 24, 2014 between the registrant and John R. Devlin +*
10.32	Director Agreement dated March 24, 2014 between the registrant and Donald Stout +*
10.33	Director Agreement dated March 24, 2014 between the registrant and Todd Wilson +*
10.34	Warrant for Purchase of Common Stock issued to Michael Brochu on June 17, 2013 + (12)
10.35	Form of Indemnification Agreement with Company directors and executive officers + (17)
10.36	Amended Consulting Agreement dated May 16, 2013 between the registrant and Trove Capital Partners LLC (1)
23.1	Consent of Moss Adams LLP*
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2014*
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2014*
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2014*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.
+Management compensatory plan or arrangement.
(1) Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 9, 2013.
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
(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2011.
(4) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2012.
(5) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2013.
(6) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2013.
(7) Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2013.
(8) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.
(9) Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
(10) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2014
(11) Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 10, 2013
(12) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2013.
(13) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.
(14) Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 16, 2011.
(15) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2011.
(16) Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2013.
(17) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 17, 2012.
(18) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2013.
(19) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2012.
(20) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 10, 2012.
(21) Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2012.
(22) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011.