Form 10-Q
period 2014-05-31
HIPCRICKET, INC.
filed 2014-07-11
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 9, 2014 the issuer has 154,786,916 shares of common stock, par value $.0001, issued and outstanding.

-i-

HIPCRICKET, INC.
BALANCE SHEETS

	May 31, 2014	February 28, 2014
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,598,379	$3,002,442
Restricted cash	214,805	214,751
Accounts receivable, net	6,853,076	6,808,401
Prepaid expenses and other current assets	438,293	415,507
Total current assets	9,104,553	10,441,101

Property and equipment, net	357,541	322,628
Goodwill	35,060,183	35,060,183
Intangible assets, net	19,954,179	21,203,081
Deposits	159,255	162,555

TOTAL ASSETS	$64,635,711	$67,189,548

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,551,658	$4,411,606
Accrued liabilities	3,166,197	2,628,635
Deferred revenue	641,557	807,598
Line of credit	1,845,134	2,210,045
Total current liabilities	12,204,546	10,057,884

LONG TERM LIABILITIES:
Deferred income tax liability, net	3,376,383	3,376,383
Accrued liabilities	148,427	55,059

TOTAL LIABILITIES	15,729,356	13,489,326

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized; 154,786,916 and 154,661,916 shares issued and outstanding, respectively.	15,479	15,466
Additional paid-in capital	187,959,939	187,333,089
Accumulated deficit	(139,069,063)	(133,648,333)
Total stockholders' equity	48,906,355	53,700,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,635,711	$67,189,548

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	May 31
	2014	2013

REVENUE	$7,330,800	$5,865,564

COST OF REVENUES	3,637,744	2,602,503

OPERATING EXPENSES:
Selling and marketing	3,081,584	3,337,133
Technology and development	1,769,301	1,988,229
General and administrative	2,946,079	2,676,912
Depreciation and amortization	1,288,317	1,275,190
Total operating expenses	9,085,281	9,277,464

LOSS FROM OPERATIONS	(5,392,225)	(6,014,403)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(28,505)	(801)
NET LOSS BEFORE INCOME TAXES	(5,420,730)	(6,015,204)

Income tax benefit	-	-

NET LOSS	$(5,420,730)	$(6,015,204)

NET LOSS PER SHARE - Basic and diluted	$(0.04)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	154,751,590	129,595,547

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 31, 2014
(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances, February 28, 2014	154,661,916	$15,466	$187,333,089	$(133,648,333)	$53,700,222

Common stock issued for:
Settlement	125,000	13	34,987		35,000
Employee share-based compensation			433,723		433,723
Warrants issued for services			17,493		17,493
Restricted stock units issued for service			140,647		140,647
Net loss				(5,420,730)	(5,420,730)
Balances, May 31, 2014	154,786,916	$15,479	$187,959,939	$(139,069,063)	$48,906,355

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,420,730)	$(6,015,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,288,317	1,275,190
Bad debt expense and other	19,501	895
Common stock issued for services	-	46,251
Common stock issued for settlement	35,000	-
Share-based payments	591,863	1,051,901
Changes in operating assets and liabilities:
Accounts receivable	(64,176)	546,400
Prepaid expenses and other current assets	(22,786)	120,675
Deposits	3,300	(12,795)
Accounts payable and accrued liabilities	2,677,614	(979,342)
Deferred revenue	(166,041)	259,934
Long-term liabilities and other	93,314	(16,555)
NET CASH USED IN OPERATING ACTIVITIES	(964,824)	(3,722,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	-	(45,520)
Cash paid for patent defense costs	(3,429)	(182,669)
Additions to property and equipment	(70,899)	-
NET CASH USED IN INVESTING ACTVITIES:	(74,328)	(228,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from/(payments on) line of credit	(364,911)	1,000,000
Proceeds received from the exercise of stock options and warrants, net	-	2,500
NET CASH PROVIDED BY FINANCING ACTIVITEIS	(364,911)	1,002,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,404,063)	(2,948,339)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,002,442	4,352,691
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,598,379	$1,404,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,559	$889

See accompanying notes to the financial statements.

HIPCRICKET, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hipcricket, Inc. (“Hipcricket,” the “Company,” “we,” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on May 14, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2014 included in our Annual Report on Form 10-K have been omitted.

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

Our portfolio of patents covers technical processes and methods related to behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of May 31, 2014, we owned 21 U.S. patents.  We are pursuing on a selective basis, additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

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

Hipcricket®, Inc., Augme® Technologies™, AD LIFE® (“AD LIFE”), AD SERVE®, A+®, Boombox® and the Company logos are trademarks of Hipcricket, Inc.

Liquidity

As of May 31, 2014 and February 28, 2014, we had accumulated deficits of $139.1 million and $133.6 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decreases in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

We will likely require additional financing to execute our key business strategies and fund operations. Such funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing stockholders, may give new investors rights, preferences and privileges that are superior to those of existing stockholders, could result in significant interest or other costs, or may require us to license or relinquish certain intellectual property rights. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations, which would raise substantial doubt about our ability to continue as a going concern.  Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations. Our financial statements contained in this report have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 2, 2014, we implemented changes to our operating plan focused on fostering profitable and sustainable revenue growth and optimizing our expense structure. The changes are designed to conserve our resources and realize operating efficiencies by focusing our sales efforts on higher value customers using technology to reduce product delivery costs, concentrating our development effort on maintaining and enhancing our product offering, and consolidating certain non-core personnel positions. We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

In June 2014, we secured an accounts receivable-based credit facility from Fast Pay Partners LLC (“Fast Pay”) to help fund our working capital needs. The revolving loan credit facility has an initial one year term and allows us to borrow up to 70% of the gross value of our eligible accounts receivable up to a maximum of $5.0 million. Under the terms of the Financing and Security Agreement (the “Agreement”), Fast Pay may, at its sole discretion, purchase our eligible accounts receivables. Each account receivable purchased by Fast Pay will be subject to a factoring fee of (i) 1.25%, flat fee, of the gross value of the account for the initial 30-day period; (ii) 1.25%, prorated daily, of the gross value of the account outstanding, commencing on day 30 and ending on day 89, and (iii) 1.75%, prorated daily, of the gross value of the account outstanding, commencing on day 90 and continuing thereafter. The minimum monthly fee beginning on July 1, 2014 will be $12,500. Our obligations under the credit facility are secured by substantially all of our assets. On June 18, 2014 we used cash available from the credit facility to repay our line of credit with Silicon Valley Bank (“SVB”) and we cancelled our accounts receivable credit facility with SVB. See Note 7 of the Notes to the Financial Statements for additional information about the credit facilities.

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

Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed.

NOTE 2 — STOCKHOLDERS’ EQUITY

On April 1, 2014, our Board of Directors approved the 2014 Equity Incentive Plan.   A total of 12.0 million shares of our common stock are authorized for issuance under the plan.  The shares were registered on a Form S-8 Registration Statement filed with the SEC on May 16, 2014. During the quarter ended May 31, 2014, we issued from the plan a total of 4.8 million restricted shares, having a fair value of $0.23 per share, to three independent directors in connection with director agreements between the company and the directors as of March 24, 2014.

NOTE 3 — SHARE-BASED PAYMENTS

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. We measure the fair value of restricted stock awards based on the number of shares granted and the market price of our common stock on the date of grant.  We use the Black-Scholes option pricing model to estimate the fair value of stock options and warrants. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected stock option and warrant exercise behaviors, a risk-free interest rate and any expected dividends.

The following table shows the amount of stock-based compensation expense included in the statements of operations:

	Three Months Ended
	May 31,
	2014	2013
Selling and marketing	$190,210	$338,366
Technology and development	92,212	371,563
General and administrative	309,441	341,972
Total stock-based compensation expense	$591,863	$1,051,901

OPTIONS:

We maintain stock incentive plans for our employees. The 2010 Incentive Stock Option Plan permits for the grant to employees, officers, directors and consultants of incentive stock options, non-qualified stock options, restricted shares, and other stock based awards to purchase up to an aggregate of 15.0 million shares of our common stock. We had approximately 11.5 million stock options and restricted shares outstanding under this plan as of May 31, 2014. The 2014 Equity Incentive Plan permits for grants to employees, officers, directors and consultants of non-qualified stock options, restricted shares, and other stock based awards to purchase up to an aggregate of 12.0 million shares of our common stock. We had approximately 9.6 million stock options and restricted shares outstanding under this plan as of May 31, 2014. We have also issued non-qualified stock options to consultants and vendors for services provided, as well as to directors and employees, including officers outside of these plans.

The estimated fair values of our stock option awards were determined using the following weighted average assumptions:

	Three Months Ended
	May 31,
	2014	2013
Expected dividends	0%	0%
Expected term (in years)	3.50	3.50
Weighted-average volatility	70%	70%
Risk-free rate	1.01%	0.51%

The summary of our stock option activity for the three months ended May 31, 2014 is presented below:

	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 28, 2014	14,052,978	$1.02	2.9
Granted	12,125,549	0.33
Exercised	-	-
Forfeited and expired	(624,990)	0.54
Options outstanding at May 31, 2014	25,553,537	$0.70	5.0

Options vested and expected to vest at May 31, 2014	19,197,425	$0.53	4.8
Options exercisable at May 31, 2014	8,890,709	$1.40	1.6

As of May 31, 2014, there was $3.3 million of unrecognized share-based payment expense related to options, which is expected to be recognized over a weighted average period of approximately 3.8 years.

The aggregate intrinsic value of the exercisable options at May 31, 2014 was approximately $336. The aggregate intrinsic value was calculated based on the positive differences between the market value of our common stock on May 31, 2014 of $0.22 per share and the exercise prices of the exercisable options. The exercise prices of options outstanding at May 31, 2014 ranged from $0.18 to $3.90 per share.  The weighted average fair value of options granted was $0.11 per option share for the three months ended May 31, 2014.

WARRANTS:

The fair values of our warrants were estimated using the following weighted average assumptions:

	Three Months Ended
	May 31,
	2014	2013
Expected dividends	n/a	0%
Expected term (in years)	n/a	3.00
Weighted-average volatility	n/a	78%
Risk-free rate	n/a	1.17%

The summary of warrant activity for the three months ended May 31, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2014	27,186,156	$1.06	3.4
Granted	-	-
Exercised	-	-
Forfeited and expired	(373,343)	2.15
Warrants outstanding at May 31, 2014	26,812,813	$1.05	3.17

Warrants vested and expected to vest at May 31, 2014	26,812,813	$1.05	3.17
Warrants exercisable at May 31, 2014	26,216,982	$1.05	3.17

As of May 31, 2014, there was approximately $73,029 of unrecognized share-based payment expense related to warrants, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The exercisable warrants as of May 31, 2014 had no aggregate intrinsic value because the market value of our common stock on May 31, 2014 of $0.22 per share was lower than the exercise prices of the exercisable warrants. The exercise prices of warrants outstanding at May 31, 2014 ranged from $0.39 to $4.00.

RESTRICTED STOCK:

The summary of our restricted stock activity for the three months ended May 31, 2014 is presented below:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Unvested at February 28, 2014	-	$-
Granted	4,800,000	0.23
Vested	-	-
Forfeited	-	-
Unvested at May 31, 2014	4,800,000	$0.23
Expected to vest after May 31, 2014	4,800,000	$0.23

At May 31, 2014, there was approximately $963,400 of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTE 4 — NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive. As of May 31, 2014 and 2013, there were potentially dilutive securities consisting of options exercisable to purchase 8.9 million and 12.9 million shares of common stock, respectively, and warrants exercisable to purchase 26.2 million and 18.4 million shares of our common stock, respectively. As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share.  Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets relate to patent filing and patent protection litigation costs as well as customer relationships, trade names and technology obtained in past acquisitions. With the exception of the Hipcricket trade name carried at $8.7 million, the intangible assets have finite lives and, as such, are subject to amortization.

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of May 31, 2014
	Weighted Average Amortization Period (In months)	Gross Carrying Amount, net of impairment write downs	Accumulated Amortization	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,367,399	2,208,105	2,159,294
Patents	120	717,846	142,836	575,010
Acquired technology	60	7,270,000	4,283,250	2,986,750
Customer relationships	60-72	12,850,000	7,316,875	5,533,125
Software	36	2,095,705	2,095,705	-
Non-compete agreements	36	212,000	212,000	-
Trade names	24	44,000	44,000	-
Total intangibles		$36,256,950	$16,302,771	$19,954,179

		As of February 28, 2014
	Weighted Average Amortization Period (In months)	Gross Carrying Amount, net of impairment write downs	Accumulated Amortization	Transferred from Held for Sale	Impairment Loss	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,451,946	1,971,568	-	87,975	2,392,403
Patents	120	623,600	125,125	3,123,016	3,028,771	592,720
Acquired technology	60	7,270,000	3,919,750	-	-	3,350,250
Customer relationships	60-72	12,850,000	6,682,292	-	-	6,167,708
Software	36	2,095,705	2,095,705	-	-	-
Non-compete agreements	36	212,000	212,000	-	-	-
Trade names	24	44,000	44,000	-	-	-
Total intangibles		$36,247,251	$15,050,440	$3,123,016	$3,116,746	$21,203,081

Amortization of intangible assets was $1.3 million and $1.2 million for the three months ended May 31, 2014 and 2013, respectively.

Amortization in future fiscal periods is expected to be as follows:

Remainder of Fiscal Year 2015	$3,673,469
2016	4,637,948
2017	2,562,571
2018	70,843
2019	70,843
Thereafter	238,505
Total	$11,254,179

NOTE 6 — CONTINGENCIES

Payments Pursuant to Employment Agreement

On May 30, 2014, our former President and Chief Executive Officer, Ivan Braiker, ceased employment. We estimated the amount due to Mr. Braiker under his existing employment agreement in effect at the time of his departure and recorded an accrual of approximately $487,000 in the quarter ended May 31, 2014. We expect to pay this amount according to our normal payroll periods through August 2015.

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

On January 11, 2013, Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment. The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal (now Lead Appeal No. 13-1121). Augme tendered its principal brief to the Federal Circuit on May 7, 2013. Augme filed its Reply Brief on September 6, 2013, and the parties subsequently filed a Joint Appendix on September 13, 2013. On June 20, 2014 the Federal Circuit Court of Appeals issued its opinion affirming the district court’s decision in all respects, denying Augme’s appeal. The Company has 30 days to file a petition for rehearing before the case is remanded to district court.

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

Leibsohn, et al. v. Hipcricket, Inc. (FKA Augme Technologies), et al., No. 13-2-40007-3 (King Cty. Sup. Ct.):  On November 25, 2013, stockholders of the former Hipcricket, Inc. who were stockholders when Augme purchased the assets of Hipcricket, Inc. in August 2011 filed a lawsuit in King County Superior Court alleging that Augme and its board of directors at the time made false statements which induced the plaintiff stockholders to approve the asset purchase transaction.  The lawsuit asserts claims under the Washington State Securities Act as well as common-law claims for intentional misrepresentation and negligent misrepresentation.  Plaintiffs seek to rescind the asset purchase transaction or obtain a “rescissionary measure of damages,” as well as compensatory damages, interest and attorneys’ fees.  On March 3, 2014, defendants filed a motion to dismiss the action in its entirety, and that motion  was to be fully briefed by April 23, 2014.  An oral argument on the motion to dismiss took place on May 9, 2014.  On June 17, 2014 the court issued a decision denying the motion to dismiss. Defendants intend to continue to vigorously defend the action.  The Company cannot at this time estimate any potential loss that may result from this litigation.

NOTE 7 — CREDIT FACILITIES

Silicon Valley Bank

In May 2013, we secured an asset-based revolving loan facility from SVB to help fund our working capital needs, which was amended and restated on November 25, 2013 (the “SVB Loan Agreement”). The revolving loan facility allowed us to borrow up to $5.0 million with availability subject to a borrowing base of 80% of eligible accounts receivable plus the least of (i) 80% of Eligible 120 Day Accounts as defined in the SVB Loan Agreement, (ii) $1,000,000 and (iii) 30% of the sum of all eligible accounts plus Eligible 120 Day Accounts, and the satisfaction of conditions specified in the agreement.

The SVB Loan Agreement included customary covenants, including a requirement to maintain a minimum tangible net worth of at least negative $1.25 million. On January 31, 2014, we breached the minimum tangible net worth covenant and on March 31, 2014 entered into a forbearance and amendment to the SVB Loan Agreement. The forbearance agreement increased the interest rate under the SVB Loan Agreement to prime rate plus 4.25%. Subsequent to the end of the first quarter of fiscal 2015, on June 18, 2014, we used funds received from our accounts receivable facility with Fast Pay to repay all outstanding amounts due and owing under the SVB Loan Agreement, and all commitments under the SVB Loan Agreement were terminated (see below). No penalties were due in connection with the repayment.

Fast Pay Partners LLC

Subsequent to the end of the first quarter of fiscal 2015, on June 2, 2014, we entered into a Financing and Security Agreement, amended on June 4, 2014, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Agreement”). Under the terms of the Agreement, Fast Pay may, at its sole discretion, purchase our eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance to us up to 70% of the gross value of the purchased accounts, up to a maximum of $5.0 million in advances. Purchased accounts will be subject to a factoring fee of (i) 1.25%, flat fee, of the gross value of the account for the initial 30-day period; (ii) 1.25%, prorated daily, of the gross value of the account outstanding, commencing on day 30 and ending on day 89, and (iii) 1.75%, pro rated daily, of the gross value of the account outstanding, commencing on day 90 and continuing thereafter. The minimum monthly fee beginning on July 1, 2014 will be $12,500. Fast Pay will generally have full recourse against us in the event of nonpayment of any purchased accounts. Our obligations under the credit facility are secured by substantially all of our assets.

The Agreement contains covenants, primarily related to accounts receivable and audit rights, and events of default that are customary for agreements of this type. Failure to satisfy these covenants or the occurrence of events that constitute an event of default could result in the termination of the Agreement and/or the acceleration of our outstanding obligations.

The Agreement has an initial term of one year and automatically renews for successive terms subject to earlier termination by written notice by us, provided that all obligations are paid. Fast Pay may terminate the Agreement at any time and require immediate payment of all outstanding obligations.

NOTE 8 — CONCENTRATION OF RISK

During the quarter ended May 31, 2014, four customers accounted for approximately 19%, 5%, 5% and 5% of our revenue, respectively, and no other customer accounted for over 5% of revenues.  During the quarter ended May 31, 2013, four customers accounted for approximately 7.9%, 7.5%, 5.2%, and 5% of our revenue, respectively, and no other customer accounted for over 5% of revenue.

At May 31, 2014, two customers accounted for approximately 35% of accounts receivable, the largest of which accounted for 29%. At May 31, 2013, three customers accounted for 19% of accounts receivable, the largest of which accounted for approximately 9%.

NOTE 9 — SUBSEQUENT EVENTS

On June 2, 2014, we implemented changes to our operating plan designed to reduce operating expenses while continuing to maintain our focus on profitable revenue growth. The plan is designed to conserve our resources and further align our ongoing expenses with our business by focusing our sales efforts on higher value customers, concentrating our development effort on maintaining and enhancing our product offering, using technology to reduce product delivery costs, and consolidating certain non-core personnel positions.

On June 2, 2014, we entered into a Financing and Security Agreement, amended on June 4, 2014, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility. See Note 7 for a description of the credit facility. Copies of the Financing Agreement dated June 2, 2014 and the amendment dated June 4, 2014 are attached as an exhibit to this Form 10-Q.

On June 18, 2014 we repaid our revolving loan facility with Silicon Valley Bank (“SVB”) using funds received under our credit facility with Fast Pay, and the loan facility with SVB was terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended May 31, 2014 and 2013, and should be read in conjunction with our financial statements and related notes included elsewhere in this filing.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including statements regarding, among other things, our projected sales and profitability, our growth strategies, anticipated trends in our industry, our anticipated working capital needs, our future financing plans, our ability to raise capital, our future financial position, prospects and plans, and objectives of management.  You can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions.  You also can identify them by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those indicated by our forward-looking statements as a result of various factors, including the risks and uncertainties referred to the section of this report titled “Risk Factors.”

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

OVERVIEW

Business Update

Hipcricket, Inc.’s ADLIFE® platform powers mobile marketing and mobile advertising campaigns using proprietary first party data along with third party data from key strategic partners to provide more informed mobile marketing and advertising campaigns to customers. During the first fiscal quarter of 2015, ended on May 31, 2014, we made significant enhancements to our platform to leverage the increased role of real-time bidding platforms in the distribution of mobile advertising inventory. We anticipate that these enhancements will allows us to efficiently source premium inventory and will contribute to improving the gross margin of our mobile advertising business.

For the first fiscal quarter ended May 31, 2014, revenue grew to $7.3 million, an increase of 25% from the same period one year ago. Approximately 42% of total revenue for the first quarter of fiscal 2015 was from mobile marketing products, including messaging, campaign fees, mobile web services, mobile app development, and licensing. Approximately 58% of total revenue was from mobile advertising. This is compared to 64% from mobile marketing and licensing and 36% from mobile advertising for the same year-ago period and is consistent with the anticipated shift in our sales mix toward a greater percentage of mobile advertising, which has been a rapidly growing part of our business.

On May 30, 2014, our Board of Directors appointed Chairman Todd E. Wilson as interim Chief Executive Officer and appointed Chief Operating Officer Douglas Stovall as President. The new management team has implemented changes to our operating plan designed to reduce operating expenses while continuing to maintain our focus on profitable revenue growth. The changes are designed to conserve our resources and realize operating efficiencies by focusing our sales efforts on higher value customers, concentrating our development effort on maintaining and enhancing our product offering, using technology to reduce product delivery costs, and consolidating certain non-core personnel positions. We expect to see the financial benefits of the new operating plan beginning in the third fiscal quarter ending November 30, 2014. We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

Our former President and CEO, Ivan E. Braiker, ceased employment on May 30, 2014.

On June 2, 2014, we entered into a Financing and Security Agreement, amended on June 4, 2014, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility and on June 18, 2014, we used funds received under this facility to repay our revolving loan facility with Silicon Valley Bank (“SVB” and the loan facility with SVB was terminated.

On July 2, 2014, we and Chief Financial Officer Thomas J. Virgin agreed that his employment with the Company would cease as of the close of business July 3, 2014.  On July 8, 2014, our Board of Directors appointed our Chairman and interim CEO, Todd E. Wilson, to serve as our principal financial officer.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of May 31, 2014, we owned 21 U.S. patents. We are pursuing on a selective basis, additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment. Our corporate headquarters are located at 110 110th Avenue NE, Bellevue, Washington 98004. Additionally, we maintain a presence in New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity and Capital Resources

Net cash used in operating activities was $965,000 during the three months ended May 31, 2014, compared to $3.7 million for the three months ended May 31, 2013. Net cash used in operating activities reflects the net loss for the period, partially offset by depreciation and amortization, share-based compensation expense and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $74,000 during the three months ended May 31, 2014, compared to approximately $228,000 for the three months ended May 31, 2013. In the first quarter of fiscal 2015 we used approximately $3,400 of cash for legal actions in support of our patent enforcement and $70,900 of cash for additions to property and equipment. In the first quarter of fiscal 2014, we used approximately $183,000 of cash for legal actions in support of our patent enforcement and $45,500 of cash to purchase patents.

Net cash used in financing activities was $364,900 during the three months ended May 31, 2014, compared to cash provided by financing of $1.0 million for the three months ended May 31, 2013. Cash used in financing activities for the three months ended May 31, 2014 was primarily attributed to payments made on our loan facility with SVB. Net cash provided by financing for the three months ended May 31, 2013 included $1.0 million in borrowings from the loan facility.

As of May 31, 2014 and February 28, 2013, we had accumulated deficits of $139.1 million and $133.6 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development, including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from alternative products and services and larger companies with greater financial, technical management and marketing resources. Any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows:  unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, unpredictable legal expense associated with ongoing litigation, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decreases in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

We will likely require additional financing to execute our key business strategies and fund operations.  Such funds may not be readily available or may not be on terms that are favorable to us. Certain financing terms could be dilutive to existing stockholders, may give new investors rights, preferences and privileges that are superior to those of existing stockholders, could result in significant interest or other costs, or may require us to license or relinquish certain intellectual property rights. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations, which would raise substantial doubt about our ability to continue as a going concern. Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations. Our financial statements contained in this report have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We restructured our executive management effective May 30, 2014 and, in June 2014, implemented changes to our operating plan focused on fostering profitable revenue growth and optimizing our expense structure. The changes are designed to conserve our resources and realize operating efficiencies by focusing our sales efforts on higher value customers, concentrating our development effort on maintaining and enhancing our product offering, using technology to reduce product delivery costs, and consolidating certain non-core personnel positions. We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

On June 2, 2014, we secured an accounts receivable-based credit facility from Fast Pay to help fund our working capital needs. Under the terms of the Financing and Security Agreement (the “Agreement”), Fast Pay may, at its sole discretion, purchase our eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance to us up to 70% of the gross value of the purchased accounts, up to a maximum of $5.0 million in advances. Each account receivable purchased by Fast Pay will be subject to a factoring fee of (i) 1.25%, flat fee, of the gross value of the account for the initial 30-day period; (ii) 1.25%, prorated daily, of the gross value of the account outstanding, commencing on day 30 and ending on day 89, and (iii) 1.75%, prorated daily, of the gross value of the account outstanding, commencing on day 90 and continuing thereafter. The minimum monthly fee beginning on July 1, 2014 will be $12,500. Fast pay will generally have full recourse against us in the event of nonpayment of any purchased accounts. Our obligations under the credit facility are secured by substantially all of our assets. On June 18, 2014 we used cash available from the credit facility to repay our asset-based revolving loan facility with SVB and the SVB loan facility was terminated. See Note 7 of the Notes to the Financial Statement for additional information about the credit facilities.

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

Critical Accounting Policies

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, relate to capitalized legal patent costs, income taxes, valuation of goodwill, intangible assets, share-based payments, and revenue recognition. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Results of Operations

The discussion below is not necessarily indicative of the results which may be expected for any subsequent periods and pertains only to the results of operations for the three months ended May 31, 2014 and 2013. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2014 TO THREE MONTHS ENDED MAY 31, 2013

Revenue

Revenue is generated through providing access to our Platform and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our Platform we deliver campaigns and other mobile marketing services using SMS, MMS, QR codes, geo-fencing, mobile web, mobile apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using application programming interfaces (“APIs”).  Advertising revenues are generated by charging advertisers to deliver ads to users of mobile connected devices. The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended May 31, 2014, revenues were $7.3 million compared with $5.9 million in the quarter ended May 31, 2013, an increase of approximately 25%. During the quarter ended May 31, 2014, approximately 34% of our revenue was generated by four customers.

During fiscal 2015, we expect to increase revenues by increasing our customer base, selling additional products to existing customers, and shifting our future product mix to high growth, higher contribution product lines. We continue to experience a very high level of repeat business on our Saas-based mobile marketing revenues and we will continue to focus on growing this business. At the same time, we expect our mobile brand advertising business to expand at a faster pace than the mobile marketing business. As a result, we anticipate the mix of sales to shift toward a greater percentage of mobile advertising in the future. We believe our ability to grow revenues in the future is supported by forecasted strong industry growth.

Cost of Revenue

Cost of revenue includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended May 31, 2014, cost of revenue increased 40% to $3.6 million from $2.6 million in the quarter ended May 31, 2013 primarily as a result of a shift in business toward a greater percentage of sales from mobile advertising which carries a higher cost of revenue. A large portion of our cost of revenue for mobile marketing is related to messaging infrastructure and hosting which have high fixed-cost components. We expect margins would improve as revenue from this product line increases, enabling us to realize economies of scale. The cost of revenue related to mobile advertising is primarily for mobile ad inventory. We anticipate that our investment in technology related to the purchase of mobile ad inventory using real-time bidding platforms will improve our margins on this product line during fiscal 2015. In the future we expect to continue to seek opportunities to reduce the cost of mobile ad inventory as a percentage of revenue.

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

For the quarter ended May 31, 2014, operating expenses decreased a total of $0.2 million to $9.1 million compared to $9.3 million for the quarter ended May 31, 2013.  The decrease in operating expenses was primarily attributed to lower personnel costs compared to a year ago, partially offset by an increase in severance costs for a former executive.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions, and bonuses.  Additional expenses include marketing programs, consulting, and travel.  Sales and marketing expenses were $3.1 million for the quarter ended May 31, 2014 compared with $3.3 million for the quarter ended May 31, 2013, a decrease of approximately $0.2 million, or 8%.  The decrease is primarily related to lower personnel costs associated with reduced staffing levels in sales support and client services compared to the prior year.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, and travel. We experienced a decrease of approximately $0.2 million, or 11%, in these expenses to $1.8 million for the three months ended May 31, 2014 compared to $2.0 million for the three months ended May 31, 2013. The decrease is primarily a result of lower personnel costs.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include occupancy expenses, consulting and professional fees, travel, insurance, other corporate expenses, and overhead. General and administrative expense increased approximately $0.3 million, or 9%, to $2.9 million at May 31, 2014 compared to $2.7 million May 31, 2013.   The increase is a result of approximately $487,000 of accrued severance costs for a former executive, offset by lower outside services costs, lower occupancy and other corporate expenses.

Depreciation and Amortization.  Depreciation and amortization expense of $1.3 million for the quarter ended May 31, 2014 increased by approximately $13,000 from the quarter ended May 31, 2013.

Other Income (Expense)

Other expense for the three months ended May 31, 2014 was approximately $29,000 compared to $801 for the three months ended May 31, 2013.  Other expense reflects interest paid on the outstanding balance of our line of credit with SVB for the quarter ended May 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, currently the same individual, has concluded that, as of May 31, 2014, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 6, Contingencies, of Notes to the Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended February 28, 2014, filed with the SEC on May 14, 2014, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I. Item 1A. (Risk Factors) in our Form 10-K. Except as described below, there have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

Under our accounts receivable-based credit facility, Fast Pay Partners (“Fast Pay”) is not obligated to purchase from us any accounts that it deems unacceptable in its sole discretion. If we default in our obligations under the facility or our obligations under the facility are otherwise accelerated, our assets may be subject to foreclosure.

Our accounts receivable-based credit facility with Fast Pay, obtained in June 2014, only provides us with liquidity if Fast Pay elects, in its sole discretion, to purchase our eligible accounts receivable. Under the terms of the facility, we may offer to sell to Fast Pay, and Fast Pay may purchase, certain of our accounts receivable. Upon any acquisition of accounts receivable, Fast Pay will advance us 70% of the gross value of the purchased accounts, up to a maximum of $5.0 million in advances. Purchased accounts are subject to factoring fees payable by us. Our obligations under the credit facility are secured by substantially all of our assets.

The facility provides us with liquidity only to the extent that we are able to generate accounts receivable from our operations, and does not provide for borrowing by us against the value of our other assets. Additionally, Fast Pay has the right to require us to repurchase the purchased accounts in the event our customers do not pay the accounts within specified time periods, if a material customer dispute arises, or in the event of default under the facility. Fast Pay is not obligated to purchase any accounts from us that it deems unacceptable in its sole discretion, and it is not required to purchase any minimum amount of accounts receivable. Because of Fast Pay’s discretion pursuant to the terms of the facility, and because borrowing is available only against our accounts receivable, there can be no assurance of the amount of liquidity, if any, that will be available to us from the facility.

Fast Pay has the right to terminate the credit facility and demand immediate payment of all outstanding obligations at any time and for any reason. If our obligations outstanding under the credit facility become immediately due and payable and we are unable to generate sufficient capital to repay such obligations or obtain from Fast Pay a waiver and an agreement to forbear, our assets may be subject to foreclosure and our business and financial condition will be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2014, we have sold or issued the following securities that were not registered under the Securities Act. Unless otherwise indicated, all of the securities were offered and sold in reliance upon the exemption from registration afforded under Section 4(a)(2) of the Securities Act in that they did not involve a public offering. Unregistered issuances of securities previously disclosed in a Current Report on Form 8-K are not included in this Item.

On March 27, 2014, we issued 125,000 shares of our common stock to an accredited investor in settlement of a dispute related to a 2001 promissory note by a predecessor of the Company.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	Financing and Security Agreement with Fast Pay Partners LLC effective June 2, 2014.*
10.2	First Amendment to Financing and Security Agreement with Fast Pay Partners LLC dated June 4, 2014.*
10.3	Employment Agreement, dated May 30, 2014, between Hipcricket, Inc. and Todd E. Wilson,+(1)
10.4	Stock Option Grant Agreement, dated May 30, 2014, between Hipcricket, Inc. and Todd E. Wilson.+*
31.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
____________________

+Management contract or compensatory plan or arrangement.
*Filed herewith.

(1) Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIPCRICKET, INC.
(Registrant)

Date: July 11, 2014	By:	/s/ Todd E. Wilson
Todd E. Wilson
Interim Chief Executive Officer (Principal Chief Executive Officer and Principal Financial Officer)