Form 10-Q
period 2014-08-31
HIPCRICKET, INC.
filed 2014-10-15
CIK 1137204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

(425) 452-1111
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

As of October 9, 2014 the issuer has 154,786,916 shares of common stock, par value $.0001, issued and outstanding.

-i-

HIPCRICKET, INC.
BALANCE SHEETS

	August 31, 2014
	(unaudited)	February 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$814,422	$3,002,442
Restricted cash	419,859	214,751
Accounts receivable, net	6,989,318	6,808,401
Prepaid expenses and other current assets	521,532	415,507
Total current assets	8,745,131	10,441,101

Property and equipment, net	315,632	322,628
Goodwill	-	35,060,183
Intangible assets, net	12,865,841	21,203,081
Deposits	159,255	162,555

TOTAL ASSETS	$22,085,859	$67,189,548

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,728,319	$4,411,606
Accrued liabilities	3,654,787	2,628,635
Deferred revenue	416,493	807,598
Line of credit	3,008,286	2,210,045
Total current liabilities	14,807,885	10,057,884

LONG TERM LIABILITIES:
Deferred income tax liability, net	3,376,383	3,376,383
Accrued liabilities, net of current portion	240,091	55,059

TOTAL LIABILITIES	18,424,359	13,489,326

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 250,000,000 shares authorized;154,786,916 and 154,661,916 shares issued and outstanding, respectively.	15,479	15,466
Additional paid-in capital	188,645,087	187,333,089
Accumulated deficit	(184,999,066)	(133,648,333)
Total stockholders' equity	3,661,500	53,700,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,085,859	$67,189,548

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31		August 31
	2014	2013	2014	2013

REVENUE	$7,009,631	$7,592,735	$14,340,431	$13,458,299

COST OF REVENUES	3,163,095	3,381,299	6,800,839	5,983,802

OPERATING EXPENSES:
Selling and marketing	2,941,684	2,824,362	6,023,268	6,161,495
Technology and development	1,373,434	1,370,120	3,142,735	3,358,349
General and administrative	3,127,568	2,099,201	6,073,647	4,776,113
Depreciation and amortization	1,040,908	1,278,120	2,329,225	2,553,310
Impariment of intangible assets	6,089,294	-	6,089,294	-
Goodwill impairment	35,060,183	-	35,060,183	-
Total operating expenses	49,633,071	7,571,803	58,718,352	16,849,267

LOSS FROM OPERATIONS	(45,786,535)	(3,360,367)	(51,178,760)	(9,374,770)

OTHER EXPENSE:
Interest expense, net	(143,468)	(13,888)	(171,973)	(14,689)
NET LOSS BEFORE INCOME TAXES	(45,930,003)	(3,374,255)	(51,350,733)	(9,389,459)

Income tax benefit	-	-	-	-

NET LOSS	$(45,930,003)	$(3,374,255)	$(51,350,733)	$(9,389,459)

NET LOSS PER SHARE - Basic and diluted	$(0.30)	$(0.03)	$(0.33)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	154,786,916	130,164,694	154,769,253	129,880,120

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 31, 2014
(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balances, February 28, 2014	154,661,916	$15,466	$187,333,089	$(133,648,333)	$53,700,222

Common stock issued for:
Settlement	125,000	13	34,987		35,000
Employee share-based compensation			1,005,403		1,005,403
Warrants issued for services			35,080		35,080
Restricted stock awards issued for service			236,528		236,528
Net loss				(51,350,733)	(51,350,733)
Balances, August 31, 2014	154,786,916	$15,479	$188,645,087	$(184,999,066)	$3,661,500

See accompanying notes to the financial statements.

HIPCRICKET, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(51,350,733)	$(9,389,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,329,225	2,553,310
Bad debt expense and other	101,976	23,615
Common stock issued for services	-	271,167
Common stock issued for settlement	35,000	-
Share-based payments	1,277,011	1,878,715
Impairment of intangible assets	6,089,294	-
Goodwill impairment	35,060,183	-
Changes in operating assets and liabilities:
Accounts receivable	(282,893)	(107,597)
Prepaid expenses and other current assets	(106,025)	266,264
Change in restricted cash	(205,000)	-
Deposits	3,300	(23,111)
Accounts payable and accrued liabilities	4,342,865	(521,806)
Deferred revenue	(391,105)	(252,151)
Long-term liabilities and other	184,924	(34,034)
NET CASH USED IN OPERATING ACTIVITIES	(2,911,978)	(5,335,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of patents	-	(43,540)
Cash paid for patent defense costs	(3,429)	(231,068)
Additions to property and equipment	(70,854)
Cash paid for long-term investment	-	(54,667)
NET CASH USED IN INVESTING ACTVITIES:	(74,283)	(329,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from line of credit	798,241	1,669,377
Proceeds received from the exercise of stock options and warrants, net	-	2,500
NET CASH PROVIDED BY FINANCING ACTIVITEIS	798,241	1,671,877

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,188,020)	(3,992,485)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,002,442	4,352,691
CASH AND CASH EQUIVALENTS, END OF PERIOD	$814,422	$360,206

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$172,103	$14,804

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

Our portfolio of patents covers technical processes and methods related to behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of August 31, 2014, we owned 23 U.S. patents.  We are pursuing on a selective basis, additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We are a corporation organized under the laws of the State of Delaware in March 2000.  We were formally known as Augme Technologies, Inc. and changed our name to Hipcricket, Inc. in August 2013. Our principal executive offices are located at 110 110th Avenue NE, Bellevue, WA 98004. Our telephone number is (425) 452-1111. Our corporate website is www.hipcricket.com.  Information contained in or accessible through our website is not part of this report.

Hipcricket®, Inc., Augme® Technologies™, AD LIFE® (“AD LIFE”), AD SERVE®, A+®, Boombox® and the Company logos are trademarks of Hipcricket, Inc.

Liquidity

As of August 31, 2014 and February 28, 2014, we had accumulated deficits of $185.0 million and $133.6 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decreases in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

We will require substantial additional capital to fund our continuing operations and execute our key business strategies. Such funds may not be readily available or may not be on terms that are favorable to us. Currently, we are funding operations primarily through borrowings under our accounts receivable facility with Fast Pay Partners LLC and through a buildup of our accounts payable balances. In January 2014, we retained the corporate advisory services of Canaccord Genuity to explore and evaluate strategic alternatives. We are currently evaluating a variety of strategic transactions, including possible dispositions of assets, sale of the company, or other potential transactions. We have not set a timetable for completion of the strategic review, and there can be no assurance the process will result in a transaction or pursuit of any strategic transaction.

In addition to strategic transactions, we are also evaluating potential opportunities to raise capital through the sale of equity or debt securities. Any such financing transactions likely would require us to effect a reverse stock split of our common stock in order to have sufficient common shares available for issuance and would result in significant dilution of existing stockholders. Additionally, such financing, if any, may give new investors rights, preferences and privileges that are superior to those of existing stockholders, could result in significant interest or other costs, or may require us to license or relinquish certain intellectual property rights.

On October 14, 2014, we announced that our board of directors approved a 1-for 40 reverse split of our common stock, to be effective upon completion of the regulatory qualification process with the Financial Industry Regulatory Authority (“FINRA”). Subject to receipt of FINRA clearance, we currently anticipate that the reverse stock split will be effective within the next several weeks. The reverse stock split was approved by our stockholders at the annual meeting of stockholders held on September 18, 2014. We intend to issue a press release at the effective time of the reverse stock split.

As a result of the reverse stock split, every 40 shares of our common stock automatically will be combined into one issued and outstanding share of common stock without any change in the par value per share. Any fractional shares which might result from the reverse split will be rounded up to the next whole share. The reverse stock split will reduce the number of authorized shares of our common stock outstanding from approximately 154.8 million to 3.9 million. The reverse stock split will not impact the number of our authorized common shares. As a result, the proportion of common shares owned by our stockholders relative to the number of shares available for issuance will decrease, and the additional authorized shares of common stock will be available for issuance at such times and for such purposes as our board deems advisable without further action by our stockholders, except as required by law or regulation. We have no assurance that the reverse stock split will increase the market price or improve the marketability and liquidity of our common stock to a level that may make it more attractive to potential investors, or that a financing transaction otherwise can or will be accomplished in a timely manner, on favorable terms, or at all.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, we would be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; limit the scope of our continuing operations; or explore liquidation alternatives, including seeking protection from creditors through the application of the bankruptcy laws. Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations. Our financial statements contained in this report have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 2014, we implemented changes to our operating plan focused on fostering profitable and sustainable revenue growth and optimizing our expense structure. The changes are designed to conserve our resources and realize operating efficiencies by focusing our sales efforts on higher value customers, concentrating our development effort on maintaining and enhancing our product offering, using technology to reduce product delivery costs, and consolidating certain non-core personnel positions. We expect to see the financial benefits of the new operating plan beginning in the third fiscal quarter ending November 30, 2014. We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

On June 2, 2014, we secured an accounts receivable-based credit facility from Fast Pay Partners LLC (“Fast Pay”) to help fund our working capital needs. The revolving loan credit facility has an initial one year term and allows us to borrow up to 70% of the gross value of our eligible accounts receivable up to a maximum of $5.0 million. As of August 31, 2014, we had $1.8 million available under the credit facility based on our eligible accounts receivable balance. Under the terms of the Financing and Security Agreement (the “Agreement”), Fast Pay may, at its sole discretion, purchase our eligible accounts receivables with recourse. Each account receivable purchased by Fast Pay will be subject to a factoring fee of (i) 1.25%, flat fee, of the gross value of the account for the initial 30-day period; (ii) 1.25%, prorated daily, of the gross value of the account outstanding, commencing on day 30 and ending on day 89, and (iii) 1.75%, prorated daily, of the gross value of the account outstanding, commencing on day 90 and continuing thereafter. The minimum monthly fee beginning on July 1, 2014 is $12,500. Our obligations under the credit facility are secured by substantially all of our assets. On June 18, 2014 we used cash available under the credit facility to repay our loan facility with Silicon Valley Bank (“SVB”) and the SVB loan facility was terminated.

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

NOTE 2 — SHARE-BASED PAYMENTS

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

The following table shows the amount of stock-based compensation expense, including stock options, warrants, and restricted stock awards, included in the statements of operations:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Selling and marketing	$202,975	$252,765	$393,185	$591,131
Technology and development	86,822	137,342	179,034	508,905
General and administrative	395,351	436,706	704,792	778,679
Total stock-based compensation expense	$685,148	$826,813	$1,277,011	$1,878,715

OPTIONS:

We maintain stock incentive plans for our employees. The 2010 Incentive Stock Option Plan permits the grant to employees, officers, directors and consultants of incentive stock options, non-qualified stock options, restricted shares, and other stock based awards to purchase up to an aggregate of 15.0 million shares of our common stock. We had approximately 9.6 million stock options and restricted shares outstanding under this plan as of August 31, 2014. The 2014 Equity Incentive Plan permits grants to employees, officers, directors and consultants of non-qualified stock options, restricted shares, and other stock based awards to purchase up to an aggregate of 12.0 million shares of our common stock. We had approximately 9.6 million stock options and restricted shares outstanding under this plan as of August 31, 2014. We have also issued non-qualified stock options to consultants and vendors for services provided, as well as to directors and employees, including officers outside of these plans.

The estimated fair values of our stock option awards were determined using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Expected dividends	0%	0%	0%	0%
Expected term (in years)	3.50	3.50	3.50	3.50
Weighted-average volatility	75%	70%	70%	70%
Risk-free rate	1.12%	0.51%	1.01%	0.51%

The summary of our stock option activity for the six months ended August 31, 2014 is presented below:

	Number of options	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Options outstanding at February 28, 2014	14,052,978	$1.02	2.9
Granted	12,242,549	0.32
Exercised	-	-
Forfeited and expired	(3,017,727)	1.07
Options outstanding at August 31, 2014	23,277,800	$0.64	5.0

Options vested and expected to vest at August 31, 2014	21,018,309	$0.68	4.8
Options exercisable at August 31, 2014	8,219,626	$1.22	1.6

As of August 31, 2014, there was $1.2 million of unrecognized share-based payment expense related to options, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The aggregate intrinsic value of the exercisable options at August 31, 2014 was zero because the market value of our common stock on August 31, 2014 of $0.08 per share was lower than the exercise prices of the exercisable options. The exercise prices of options outstanding at August 31, 2014 ranged from $0.08 to $3.90 per share.  The weighted average fair value of options granted was $0.11 per option share for the six months ended August 31, 2014.

WARRANTS:

The fair values of our warrants were estimated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
Expected dividends	n/a	0%	n/a	0%
Expected term (in years)	n/a	5.00	n/a	5.00
Weighted-average volatility	n/a	70%	n/a	70%
Risk-free rate	n/a	1.62%	n/a	1.62%

The summary of warrant activity for the six months ended August 31, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (In Years)

Warrants outstanding at February 28, 2014	27,186,156	$1.06	3.4
Granted	-	-
Exercised	-	-
Forfeited and expired	(948,343)	2.85
Warrants outstanding at August 31, 2014	26,237,813	$1.00	3.0

Warrants vested and expected to vest at August 31, 2014	26,237,813	$1.00	3.0
Warrants exercisable at August 31, 2014	25,754,479	$1.00	3.0

As of August 31, 2014, there was approximately $55,700 of unrecognized share-based payment expense related to warrants, which is expected to be recognized over a weighted average period of approximately 1.4 years.

The exercisable warrants as of August 31, 2014 had no aggregate intrinsic value because the market value of our common stock on August 31, 2014 of $0.08 per share was lower than the exercise prices of the exercisable warrants. The exercise prices of warrants outstanding at August 31, 2014 ranged from $0.39 to $4.00.

RESTRICTED STOCK:

The summary of our restricted stock activity for the six months ended August 31, 2014 is presented below:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Unvested at February 28, 2014	-	$-
Granted	4,800,000	0.23
Vested	-	-
Forfeited	-	-
Unvested at August 31, 2014	4,800,000	$0.23
Expected to vest after August 31, 2014	4,800,000	$0.23

At August 31, 2014, there was approximately $700,586 of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 3 — NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the reporting periods. Diluted net loss per share is calculated using the weighted average number of common shares outstanding taking into account the dilutive effect of all potentially dilutive securities, including common share equivalents consisting of warrants, stock options, and nonvested equity shares. As of August 31, 2014 and 2013, there were potentially dilutive securities consisting of options exercisable to purchase 8.2 million and 9.8 million shares of common stock, respectively, and warrants exercisable to purchase 25.8 million and 18.9 million shares of our common stock, respectively, and nonvested equity shares of 4.8 million and zero, respectively. Diluted net loss per share for the three and six months ended August 31, 2014 and 2013 is equal to the basic net loss per share because the effect of all potential common stock outstanding, including options, warrants, and nonvested equity shares is anti-dilutive.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended August 31, 2014 are as follows:

Balance as of February 28, 2014:	$35,060,183
Impairment	(35,060,183)
Balance as of August 31, 2014:	$-

During the fiscal quarter ended August 31, 2014, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Mobile Marketing and Advertising (“MMA”) reporting unit, the only reporting unit which has allocated goodwill. These indicators included the then recent trading values of our common stock, coupled with market conditions, recurring losses and liquidity constraints the company continues to experience. We performed the first step of the quantitative goodwill impairment assessment and concluded that there was an indication of impairment, and that the second step of the impairment test was required to be performed as of August 31, 2014. As a result of the second step, the implied fair value of goodwill was zero and we recognized an impairment loss of $35.1 million during the second quarter of fiscal year 2015, which is included in our statement of operations.

As part of the goodwill impairment test, we tested the recoverability of the MMA reporting unit’s indefinite-lived (trade name) and long-lived assets (other than goodwill). During this assessment we concluded that the fair value of our trade name was $4.8 million and as a result, we recognized an impairment of $3.9 million during the second quarter of fiscal year 2015, which is included in our statement of operations.

We estimate the fair value of our reporting units using primarily the income approach and, to a lesser extent, the market approach. Using the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital risk-adjusted for business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach.

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

The interim impairment assessment utilized Level 3 inputs to estimate the fair value of goodwill and the intangible assets including trade name. With the exception of the Hipcricket trade name carried at $4.8 million, the intangible assets have finite lives and, as such, are subject to amortization.

As described in Note 5 of the financial statements, we were involved in a patent litigation case with Yahoo, Inc. and the case was in the Federal Circuit Court of Appeals. During the quarter ended August 31, 2014, the Court issued its opinion which upheld the decision of the district court and denied our appeal. As a result, we wrote off the capitalized patent litigation costs related to this case, resulting in an impairment charge of $2.2 million during the second quarter of fiscal year 2015, which is included in our statement of operations for the period.

The following table presents the gross carrying value of the components of intangible assets and accumulated amortization:

		As of August 31, 2014
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$3,930,000	$4,770,000

Definite Lived Intangible:
Patent litigation	84	4,367,399	2,208,105	2,159,294	-
Patents	120	717,846	160,547	-	557,299
Acquired technology	60	7,270,000	4,630,000	-	2,640,000
Customer relationships	60-72	12,850,000	7,951,458	-	4,898,542
Software	36	2,095,705	2,095,705	-	-
Non-compete agreements	36	212,000	212,000	-	-
Trade names	24	44,000	44,000	-	-
Total intangibles		$36,256,950	$17,301,815	$6,089,294	$12,865,841

		As of February 28, 2014
	Weighted Average Amortization Period (In months)	Gross Carrying Amount	Accumulated Amortization	Transferred from Held for Sale	Impairment Loss	Net Carrying Value
Indefinite Lived Intangible:
Trade name	Indefinite	$8,700,000	$-	$-	$-	$8,700,000

Definite Lived Intangible:
Patent litigation	84	4,451,946	1,971,568	-	87,975	2,392,403
Patents	120	623,600	125,125	3,123,016	3,028,771	592,720
Acquired technology	60	7,270,000	3,919,750	-	-	3,350,250
Customer relationships	60-72	12,850,000	6,682,292	-	-	6,167,708
Software	36	2,095,705	2,095,705	-	-	-
Non-compete agreements	36	212,000	212,000	-	-	-
Trade names	24	44,000	44,000	-	-	-
Total intangibles		$36,247,251	$15,050,440	$3,123,016	$3,116,746	$21,203,081

Amortization of intangible assets was $1.0 million and $2.3 million for the three and six months ended August 31, 2014, respectively, and $1.2 million and $2.4 million for the three and six months ended August 31, 2013, respectively.

Amortization in future fiscal periods is expected to be as follows:

Remainder of Fiscal Year 2015	$1,964,588
2016	3,830,218
2017	1,920,843
2018	70,843
2019	70,843
Thereafter	238,506
Total	$8,095,841

NOTE 5 — CONTINGENCIES

Payments Pursuant to Employment Agreement

On July 2, 2014, we and our former Chief Financial Officer Thomas J. Virgin agreed that his employment with the Company would cease as of July 3, 2014. We estimated that the amount due to Mr. Virgin under his existing employment agreement in effect at the time of his departure and recorded an accrual of approximately $412,000 in the quarter ended August 31, 2014. We expect to pay this amount according to our normal payroll periods through October 2015.

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

On January 11, 2013, Augme filed with the district court a Notice of Appeal to the Federal Circuit Court of Appeals as to Yahoo!’s ‘320 patent judgment. The second appeal was docketed by the Federal Circuit on February 6, 2013 and consolidated with the prior appeal (now Lead Appeal No. 13-1121). Augme tendered its principal brief to the Federal Circuit on May 7, 2013. Augme filed its Reply Brief on September 6, 2013, and the parties subsequently filed a Joint Appendix on September 13, 2013. On June 20, 2014 the Federal Circuit Court of Appeals issued its opinion affirming the district court’s decision in all respects, denying Augme’s appeal. The case has been remanded to district court.

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

Shaub & Williams, L.L.P., vs. Augme Technologies, Inc. Civil Action No. 1:13-cv-01101-GBD. Augme's prior counsel, Shaub & Williams, LLP (“S&W”), filed a Complaint in the United States District Court for the Southern District of New York seeking recovery on a quantum meruit (value of services) basis attorney's fees in the amount of $2,249,686.25 for its prior representation of Augme in litigation.  Augme has denied the allegations in the Complaint and have alleged that it has paid all fees due to S&W.  The Company also asserted a breach of contract counterclaim, alleging that S&W overbilled Augme and should be refunded some of the attorney’s fees already paid to S&W.  On August 22, 2014 the parties agreed to settle the litigation and filed a Stipulation and Order of Dismissal with the Court on August 26, 2014.

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

NOTE 6 — CREDIT FACILITIES

Fast Pay Partners LLC

On June 2, 2014, we entered into a Financing and Security Agreement, amended on June 4, 2014, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Agreement”). Under the terms of the Agreement, Fast Pay may, at its sole discretion, purchase our eligible accounts receivables with recourse. Upon any acquisition of accounts receivable, Fast Pay will advance to us up to 70% of the gross value of the purchased accounts, up to a maximum of $5.0 million in advances. As of August 31, 2014, we had $1.8 million available under the credit facility based on our eligible accounts receivable balance.  Purchased accounts will be subject to a factoring fee of (i) 1.25%, flat fee, of the gross value of the account for the initial 30-day period; (ii) 1.25%, prorated daily, of the gross value of the account outstanding, commencing on day 30 and ending on day 89, and (iii) 1.75%, prorated daily, of the gross value of the account outstanding, commencing on day 90 and continuing thereafter. The minimum monthly fee beginning on July 1, 2014 will be $12,500. Fast Pay will generally have full recourse against us in the event of nonpayment of any purchased accounts. Our obligations under the credit facility are secured by substantially all of our assets. As of August 31, 2014, all of the purchased accounts receivable are current as defined in the terms of the agreement.

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

On June 18, 2014, we used funds received under our accounts receivable facility with Fast Pay to repay all outstanding amounts due and owing under our asset based revolving loan facility with SVB, and all commitments under the SVB loan facility were terminated. No penalties were due in connection with the repayment.

NOTE 7 — CONCENTRATION OF RISK

During the quarter ended August 31, 2014, three customers accounted for approximately 9%, 7%, and 5% of our revenue, respectively, and no other customer accounted for over 5% of revenues.  During the quarter ended August 31, 2013, three customers accounted for approximately 7%, 6%, and 5% of our revenue, respectively, and no other customer accounted for over 5% of revenue.

At August 31, 2014, two customers accounted for approximately 39% of accounts receivable, the largest of which accounted for 30%. At August 31, 2013, four customers accounted for 24% of accounts receivable, the largest of which accounted for approximately 8%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended August 31, 2014 and 2013, and should be read in conjunction with our financial statements and related notes included elsewhere in this filing.

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

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our products and services;

●	competitive factors in our industry;

●	the results of our pending and any future litigation;

●	the emergence of new technologies that compete with our product and service offerings;

●	our cash position and uses of cash;

●	capital market conditions, including availability of funding sources;

●	the strength of our intellectual property portfolio;

●	changes in government regulations related to our industry; and

●	other specific risks referred to in the section titled “Risk Factors” in Part II, Item 1A below.

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

OVERVIEW

Business Update

Hipcricket, Inc.’s ADLIFE® platform powers mobile marketing and mobile advertising campaigns using proprietary first party data along with third party data from key strategic partners to provide more informed mobile marketing and advertising campaigns to customers. During the second fiscal quarter of 2015, ended on August 31, 2014, we continued to make significant enhancements to our platform to leverage the increased role of real-time bidding platforms in the distribution of mobile advertising inventory. We anticipate that these enhancements will allows us to efficiently source premium inventory and will contribute to improving the gross margin of our mobile advertising business.

For the second fiscal quarter ended August 31, 2014, mobile advertising revenue grew to $4.1 million, an increase of 36% from the same period one year ago. Approximately 41% of total revenue for the second quarter of fiscal 2015 was from mobile marketing products, including messaging, campaign fees, mobile web services, mobile app development, and licensing. Approximately 59% of total revenue was from mobile advertising. This is compared to 60% from mobile marketing and licensing and 40% from mobile advertising for the same year-ago period and is consistent with the anticipated shift in our sales mix toward a greater percentage of mobile advertising, which has been a rapidly growing part of our business. Gross margin on our mobile advertising products increased to 46% in the second quarter of fiscal 2015, compared to 30% in the same period a year ago reflecting a 52% increase. The increase in gross margin for the mobile advertising product line is a result of our investment in technology related to the purchase of mobile ad inventory using real-time bidding platforms as well as other initiatives implemented to drive margin.

During the second fiscal quarter ended August 31, 2014, we implemented changes to our operating plan designed to reduce operating expenses, while continuing to maintain our focus on profitable revenue growth. The changes are designed to conserve our resources and realize operating efficiencies, by focusing our sales efforts on higher value customers, concentrating our development effort on maintaining and enhancing our product offering, using technology to reduce product delivery costs, and consolidating certain non-core personnel positions. We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry. We will require substantial additional capital to fund our continuing operations and execute our key business strategies. There can be no assurance that such capital will be available on a timely basis, on terms that ultimately prove favorable to us, or at all.

On June 2, 2014, we entered into a Financing and Security Agreement, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility. On June 18, 2014, we used funds available under this facility to repay our revolving loan facility with Silicon Valley Bank (“SVB”) and the SVB loan facility was terminated.

On July 2, 2014, we and Chief Financial Officer Thomas J. Virgin agreed that his employment with the Company would cease as of July 3, 2014. On July 8, 2014, our Board of Directors appointed our Chairman and interim CEO Todd E. Wilson to serve as our principal financial officer.

Impairment of Goodwill and Trade Name

During the fiscal quarter ended August 31, 2014, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Mobile Marketing and Advertising (“MMA”) reporting unit, the only reporting unit which has allocated goodwill. These indicators included the then recent trading values of our common stock, coupled with market conditions, recurring losses and liquidity constraints the company continues to experience. As a result of the interim analysis, we determined that the implied fair of goodwill was zero and we recognized an impairment loss of $35.1 million during the second quarter of fiscal year 2015, which is included in the goodwill impairment line of our statement of operations.  As part of the goodwill impairment test, we tested the recoverability of the MMA reporting unit’s indefinite-lived (trade name) and long-lived assets (other than goodwill). During this assessment we concluded that the fair value of our trade name was $4.8 million and as a result, we recognized an impairment of $3.9 million during the second quarter of fiscal year 2015, which is included impairment of intangible assets in our statement of operations.

We estimated the fair value of our reporting units using primarily the income approach and, to a lesser extent, the market approach. Using the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows using projections of revenue growth rates, operating margins, industry and market conditions. The discount rate used is based on the weighted-average cost of capital risk-adjusted for business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit.

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

Our portfolio of patents covers technical processes and methods that are believed to be a foundational component of behavioral targeting — the automatic provision of customized content to individuals based on information such as past web activity, personal preferences, geography, or demographic data. As of August 31, 2014, we owned 23 U.S. patents. We are pursuing on a selective basis, additional patents that generally relate to targeting, analytics, advanced mobile marketing, customized content delivery, and mobile and networked marketing technology.

We operate under one reportable segment. Our corporate headquarters are located at 110 110th Avenue NE, Bellevue, Washington 98004. Additionally, we maintain a presence in New York, Atlanta, Miami, Dallas, Chicago, San Francisco and Los Angeles.

Liquidity and Capital Resources

Net cash used in operating activities was $2.9 million during the six months ended August 31, 2014, compared to $5.3 million for the six months ended August 31, 2013. Net cash used in operating activities reflects the net loss for the period, offset by depreciation and amortization, impairment of goodwill and intangible assets, share-based compensation expense and changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities netted $3.7 million and was primarily the result of increasing the aging of our accounts payable and accrued liabilities balances.

Net cash used in investing activities was approximately $74,000 during the six months ended August 31, 2014, compared to approximately $329,000 for the six months ended August 31, 2013. In the first half of fiscal 2015 we used approximately $3,400 of cash for legal actions in support of our patent enforcement and $71,000 of cash for additions to property and equipment. In the first half of fiscal 2014, we used approximately $231,100 of cash for legal actions in support of our patent enforcement, $44,000 to purchase patents, and $55,000 for leasehold improvements.

Net cash provided by financing activities was approximately $798,000 during the six months ended August 31, 2014, compared to cash provided by financing of $1.7 million for the six months ended August 31, 2013. Cash provided by financing activities for the six months ended August 31, 2014 was primarily attributed to borrowings under our credit facility with Fast Pay. Net cash provided by financing for the six months ended August 31, 2013 included $1.0 million in borrowings from our loan facility with SVB, which was terminated on June 18, 2014.

As of August 31, 2014 and February 28, 2013, we had accumulated deficits of $185.0 million and $133.6 million, respectively. We are subject to the risks and challenges associated with companies at a similar stage of development, including dependence on key individuals, successful development and marketing of our products and services, integration of recent business combinations, competition from alternative products and services and larger companies with greater financial, technical management and marketing resources. Any of the following factors could have a significant negative effect on our future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results, adverse changes in our relationship with significant customers or failure to secure contracts with other customers, unpredictable legal expense associated with ongoing litigation, intense competition, failure to attract and retain key personnel, failure to protect intellectual property, decreases in the migration trends from traditional advertising methods to digital and mobile media and the inability to manage growth.

We will require substantial additional capital to fund our continuing operations and to execute our key business strategies. Such capital may not be readily available or may not be on terms that are favorable to us. Currently, we are funding operations primarily through borrowings under our accounts receivable facility with Fast Pay and through a buildup of our accounts payable balances. In January 2014, we retained the corporate advisory services of Canaccord Genuity to explore and evaluate strategic alternatives. We are currently evaluating a variety of strategic transactions, including possible dispositions of assets, sale of the company, and other potential transactions. We have not set a timetable for completion of the strategic review, and there can be no assurance the process will result in a transaction.

In addition to strategic transactions, we are also evaluating potential opportunities to raise capital through the sale of equity or debt securities. Any such financing transaction likely would require us to effect a reverse stock split of our common stock in order to have sufficient common shares available for issuance and would result in significant dilution of existing stockholders. Additionally, such financing, if any, may give new investors rights, preferences and privileges that are superior to those of existing stockholders, could result in significant interest or other costs, or may require us to license or relinquish certain intellectual property rights.

On October 14, 2014, we announced that our board of directors approved a 1-for 40 reverse split of our common stock, to be effective upon completion of the regulatory qualification process with the Financial Industry Regulatory Authority (“FINRA”). Subject to receipt of FINRA clearance, we currently anticipate that the reverse stock split will be effective within the next several weeks. The reverse stock split was approved by our stockholders at the annual meeting of stockholders held on September 18, 2014. We intend to issue a press release at the effective time of the reverse stock split.

As a result of the reverse stock split, every 40 shares of our common stock automatically will be combined into one issued and outstanding share of common stock without any change in the par value per share. Any fractional shares which might result from the reverse split will be rounded up to the next whole share. The reverse stock split will reduce the number of authorized shares of our common stock outstanding from approximately 156.8 million to 3.9 million. The reverse stock split will not impact the number of our authorized common shares. As a result, the proportion of common shares owned by our stockholders relative to the number of shares available for issuance will decrease, and the additional authorized shares of common stock will be available for issuance at such times and for such purposes as our board deems advisable without further action by our stockholders, except as required by law or regulation. We have no assurance that the reverse stock split will increase the market price or improve the marketability and liquidity of our common stock to a level that may make it more attractive to potential investors, or that a financing transaction otherwise can or will be accomplished in a timely manner, on favorable terms, or at all.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, we would be required to substantially reduce or discontinue our investments in new customers and new products; reduce selling, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations, which would raise substantial doubt about our ability to continue as a going concern.  Due to the nature of our operations and financial commitments we may not have the discretion to reduce operations in an orderly manner to a more sustainable level without impacting future operations. Our financial statements contained in this report have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 2014, we implemented changes to our operating plan focused on fostering profitable revenue growth and optimizing our expense structure. The changes are designed to conserve our resources and realize operating efficiencies by focusing our sales efforts on higher value customers, concentrating our development effort on maintaining and enhancing our product offering, using technology to reduce product delivery costs, and consolidating certain non-core personnel positions. We expect to see the financial benefits of the new operating plan beginning in the third fiscal quarter ending November 30, 2014. We intend to continue our efforts to minimize cash spend and identify additional costs savings opportunities while carefully investing our resources and protecting our strategic assets to strengthen our position in the mobile marketing and mobile advertising industry.

On June 2, 2014, we secured an accounts receivable-based credit facility from Fast Pay Partners LLC (“Fast Pay”) to help fund our working capital needs. The revolving loan credit facility has an initial one year term and allows us to borrow up to 70% of the gross value of our eligible accounts receivable up to a maximum of $5.0 million. As of August 31, 2014, we had $1.8 million available under the credit facility based on our eligible accounts receivable. Under the terms of the Financing and Security Agreement (the “Agreement”), Fast Pay may, at its sole discretion, purchase our eligible accounts receivables with recourse. Each account receivable purchased by Fast Pay will be subject to a factoring fee of (i) 1.25%, flat fee, of the gross value of the account for the initial 30-day period; (ii) 1.25%, prorated daily, of the gross value of the account outstanding, commencing on day 30 and ending on day 89, and (iii) 1.75%, prorated daily, of the gross value of the account outstanding, commencing on day 90 and continuing thereafter. The minimum monthly fee beginning on July 1, 2014 is $12,500. Our obligations under the credit facility are secured by substantially all of our assets. On June 18, 2014 we used cash received under the accounts receivable facility to repay our loan facility with SVB, and the SVB loan facility was terminated. See Note 6 of the Notes to Financial Statements for additional information about the Fast Pay credit facility.

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

Results of Operations

The discussion below is not necessarily indicative of the results which may be expected for any subsequent periods and pertains only to the results of operations for the six months ended August 31, 2014 and 2013. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

COMPARISON OF THREE AND SIX MONTHS ENDED AUGUST 31, 2014 TO THREE AND SIX MONTHS ENDED AUGUST 31, 2013

Revenue

Revenue is generated through providing access to our Platform and services through term license fees, support fees and mobile marketing and advertising campaigns. Through our Platform we deliver campaigns and other mobile marketing services using SMS, MMS, QR codes, geo-fencing, mobile web, mobile apps, and analytics.  We also provide professional services and extensive integration into customer CRM systems using application programming interfaces (“APIs”).  Advertising revenues are generated by charging advertisers to deliver ads to users of mobile connected devices. The revenues from these multiple elements of a contract are generally recognized over the term of the contract. For the quarter ended August 31, 2014, revenues were $7.0 million compared with $7.6 million in the quarter ended August 31, 2013, a decrease of approximately 8%. Revenue was lower primarily due to our decision to shift our product mix to high growth, higher contribution product lines. During the quarter ended August 31, 2014, approximately 21% of our revenue was generated by three customers. For the six months ended August 31, 2014, revenues were $14.3 million compared with $13.5 million in the six months ended August 31, 2013, an increase of approximately 7%. The increase is due primarily to strong growth in mobile advertising revenues in the first quarter of fiscal 2015, compared to the same period a year ago.

During fiscal 2015, we expect to increase revenues by increasing our customer base, selling additional products to existing customers, and shifting our future product mix to high growth, higher contribution product lines. We continue to experience a very high level of repeat business on our SaaS-based mobile marketing revenues and we will continue to focus on growing this business. At the same time, we expect our mobile advertising business to expand at a faster pace than the mobile marketing business. As a result, we anticipate the mix of sales to shift toward a greater percentage of mobile advertising in the future. We believe our ability to grow revenues in the future is supported by forecasted strong industry growth.

Cost of Revenue

Cost of revenue includes the costs of hosting, short codes and mobile ad inventory.  For the quarter ended August 31, 2014, cost of revenue decreased 7% to $3.2 million from $3.4 million in the quarter ended August 31, 2013 primarily as a result of margin improvement efforts on our mobile advertising product line. For the six months ended August 31, 2014, cost of revenue was $6.8 million compared with $6.0 million in the six months ended August 31, 2013, an increase of approximately 14%. A large portion of our cost of revenue for mobile marketing is related to messaging infrastructure and hosting, which have high fixed-cost components. We expect margins would improve as revenue from this product line increases, enabling us to realize economies of scale. The cost of revenue related to mobile advertising is primarily for mobile ad inventory. We anticipate that our investment in technology related to the purchase of mobile ad inventory using real-time bidding platforms will improve our margins on this product line during fiscal 2015. In the future we expect to continue to seek opportunities to reduce the cost of mobile ad inventory as a percentage of revenue.

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

For the quarter ended August 31, 2014, operating expenses increased a total of $42.1 million to $49.6 million compared to $7.6 million for the quarter ended August 31, 2013.  The increase in operating expenses was primarily attributed to the write downs of goodwill and intangible assets totaling $41.1 million, as well as higher legal expense related to our ongoing litigation and an increase in severance costs for a former executive. For the six months ended August 31, 2014, operating expense increased a total of $41.9 million to $58.7 million compared to $16.8 million for the six months ended August 31, 2013. The increase in operating expenses for the six months ended August 31, 2014 was primarily attributed to the write downs of goodwill and intangible assets totaling $41.1 million, and higher legal and tax expenses and severance costs, offset by lower sales and marketing, technology and development, and depreciation and amortization costs compared to the same period a year ago.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions, and bonuses.  Additional expenses include marketing programs, consulting, and travel.  Sales and marketing expenses were $2.9 million for the quarter ended August 31, 2014 compared with $2.8 million for the quarter ended August 31, 2013, an increase of approximately $0.1 million, or 4%.  The increase is primarily related to higher bonus and commission costs, partially offset by lower personnel costs associated with reduced staffing levels compared to the prior year.

Technology and development expense. Technology and development expense consists primarily of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, consulting, and travel. For the quarter ended August 31, 2014, our technology and development expense was consistent with the same quarter a year ago at $1.4 million. We experienced a decrease of approximately $0.2 million, or 6%, in these expenses to $3.1 million for the six months ended August 31, 2014 compared to $3.4 million for the six months ended August 31, 2013. The decrease is primarily a result of lower personnel costs.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include occupancy expenses, consulting and professional fees, travel, insurance, other corporate expenses, and overhead. During the quarter ended August 31, 2014, general and administrative expense increased approximately $1.0 million, or 49%, to $3.1 million at August 31, 2014 compared to $2.1 million August 31, 2013.   The increase is a result of higher legal expenses related to our ongoing litigation, tax expense, and accrued severance costs for a former executive, offset by lower outside services costs, occupancy costs, and other corporate expenses.

Depreciation and Amortization.  Depreciation and amortization expense of $1.0 million for the quarter ended August 31, 2014 decreased by approximately $237,000 from the quarter ended August 31, 2014. For the six months ended August 31, 2013, depreciation and amortization expense decreased by approximately $224,000 to $2.3 million as of August 31, 2014 compared to $2.6 million as of August 31, 2013, as a result of fewer assets being amortized during 2014.

Impairment of goodwill and intangible assets

Impairment of goodwill was $35.1 million for the three and six months ended August 31, 2014, compared to zero for the same periods in the prior year. The increase was a result of our determination that our carrying value of goodwill was higher than its implied fair value, resulting in a full write off of goodwill in the quarter ended August 31, 2014. Impairment of intangible assets was $6.1 million for the three and six months ended August 31, 2014 compared to zero for the same periods in the prior year. As part of our assessment of the fair value of the Mobile Marketing and Advertising reporting unit, we also concluded that the carrying amount of our trade name was impaired and recorded an impairment charge $3.9 million for this intangible asset. Additionally, during the quarter ended August 31, 2014, our appeal that was pending in an active patent litigation case was denied and as a result, we wrote off $2.2 million in capitalized patent litigation costs associated with this case.

Other Income (Expense)

Other expense for the three months ended August 31, 2014 was approximately $143,000 compared to approximately $14,000 for the three months ended August 31, 2013.  For the quarter ended August 31, 2014, other expense reflects interest paid on the outstanding balance of our credit facility with Fast Pay. For the same quarter a year ago, other expense reflects the interest paid on the outstanding balance of our credit facility with SVB, which had a lower interest rate than our current credit facility with Fast Pay.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, currently the same individual, has concluded that, as of August 31, 2014, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings that are described in Note 6, Contingencies, of Notes to the Financial Statements included in this report, which information is incorporated by reference into this item.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended February 28, 2014, filed with the SEC on May 14, 2014, contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results and/or financial condition. In addition to other information contained in this report, you should carefully consider the potential risks or uncertainties that we have identified in Part I. Item 1A. (Risk Factors) in our Form 10-K. Other than as set forth in our Form 10-Q for the quarter ended May 31, 2014, filed with the SEC on July 11, 2014, there have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K. These risk factors are not the only ones affecting our company. Additional risks and uncertainties not currently deemed to be material also may materially or adversely affect our business, financial condition or results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	Financing and Security Agreement with Fast Pay Partners LLC effective June 2, 2014 (1)
10.2	First Amendment to Financing and Security Agreement with Fast Pay Partners LLC dated June 4, 2104 (1)
31.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
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

HIPCRICKET, INC.
(Registrant)

Date: October 15, 2014	By:	/s/ Todd E. Wilson
Todd E. Wilson
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)